Form 10-Q
period 2021-06-30
indie Semiconductor, Inc.
filed 2021-08-13
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-40481
___________________________________________________________________
INDIE SEMICONDUCTOR, INC.
___________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	87-0913788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Journey Aliso Viejo, California	92656
(Address of Principal Executive Offices)	(Zip Code)
(949) 608-0854
Registrant’s telephone number, including area code
___________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	INDI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock for $11.50 per share	INDIW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of August 5, 2021 was 96,241,328 and 33,827,371, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Comprehensive Income (Loss)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest	6
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

Part II. Other Information		40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 6.	Exhibits	40
Signatures		42

1

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (including within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results included in such forward-looking statements. In addition to the factors previously disclosed in our registration statement on Form S-1 (SEC File No. 333-257629) and in the Company’s other public reports filed with the SEC (including those identified under “Risk Factors” therein), the following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the impact of the COVID-19 pandemic; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; our ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company may make; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; trade restrictions and trade tensions; and political and economic instability in the Company’s target markets. indie cautions that the foregoing list of factors is not exclusive.

All information set forth herein speaks only as of the date hereof, and the Company disclaims any intention or obligation to update any forward-looking statements made in this report or in its other public filings, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$354,208	$18,698
Accounts receivable, net of allowance for doubtful accounts of $92 as of June 30, 2021 and $185 as of December 31, 2020	7,189	5,913
Inventory, net	3,363	2,900
Prepaid expenses and other current assets	4,085	2,465
Total current assets	368,845	29,976
Property and equipment, net	2,706	2,169
Intangible assets, net	12,496	1,088
Goodwill	1,739	1,739
Other assets and deposits	176	154
Total assets	$385,962	$35,126

Liabilities and stockholders' equity
Accounts payable	$19,320	$4,554
Accrued expenses and other current liabilities	3,851	2,522
Intangible asset contract liability	2,386	2,270
Deferred revenue	927	1,665
Simple agreements for future equity ("SAFEs")	—	102,700
Current debt obligations	2,294	8,488
Total current liabilities	28,778	122,199
Long-term debt, net of current portion	—	12,345
Warrant liability	63,092	—
Earn-out liability	101,820	—
Intangible asset contract liability, net of current portion	10,032	400
Other long-term liabilities	2,219	1,674
Total liabilities	205,941	136,618
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 101,482,466 and 38,255,490 shares issued, 96,241,328 and 34,413,634 shares outstanding as of June 30, 2021 and December 31, 2020, respectively.	9	3
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 33,827,371 and 33,373,294 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	3	3
Additional paid-in capital	264,421	43,155
Accumulated deficit	(95,407)	(153,264)
Accumulated other comprehensive loss	(111)	(209)
indie's stockholders' equity (deficit)	168,915	(110,312)
Noncontrolling interest	11,106	8,820

Total stockholders' equity (deficit)	180,021	(101,492)
Total liabilities and stockholders' equity	$385,962	$35,126
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue:
Product revenue	$8,888	$3,337	$16,371	$7,562
Contract revenue	292	371	923	809
Total revenue	9,180	3,708	17,294	8,371
Operating expenses:
Cost of goods sold	5,319	2,198	10,167	5,078
Research and development	13,486	4,799	22,163	9,634
Selling, general, and administrative	8,878	1,329	11,573	2,815
Total operating expenses	27,683	8,326	43,903	17,527
Loss from operations	(18,503)	(4,618)	(26,609)	(9,156)
Other income (expense), net:
Interest income	13	6	20	12
Interest expense	(530)	(551)	(1,150)	(1,103)
Gain (loss) from change in fair value of SAFEs	2,500	(1,866)	21,600	(2,215)
Gain (loss) from change in fair value of warrants	11,316	—	11,316	—
Gain (loss) from change in fair value of earn-out liabilities	17,839	—	17,839	—
Gain (loss) from extinguishment of debt	304	—	304	—
Other income	106	56	99	112
Total other income (expense), net	31,548	(2,355)	50,028	(3,194)
Net income (loss) before income taxes	13,045	(6,973)	23,419	(12,350)
Income tax expense	57	19	70	22
Net income (loss)	12,988	(6,992)	23,349	(12,372)
Less: Net income (loss) attributable to noncontrolling interest	6,839	(134)	6,385	(393)
Net income (loss) attributable to indie Semiconductor, Inc.	$6,149	$(6,858)	$16,964	$(11,979)

Net income (loss) attributable to common shares —basic	$6,149	$(6,858)	$16,964	$(11,979)
Net income (loss) attributable to common shares —diluted	$3,649	$(6,858)	$(4,636)	$(11,979)

Net income (loss) per share attributable to common shares —basic	$0.13	$(0.22)	$0.43	$(0.39)
Net income (loss) per share attributable to common shares —diluted	$0.06	$(0.22)	$(0.10)	$(0.39)

Weighted average common shares outstanding—basic (1)	47,058,489	31,139,900	39,712,251	31,055,003
Weighted average common shares outstanding—diluted (1)	63,647,057	31,139,900	46,236,226	31,055,003
(1) Retroactively restated to give effect to the reverse recapitalization.

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$12,988	$(6,992)	$23,349	$(12,372)
Other comprehensive loss:
Foreign currency translation adjustments	146	7	58	(61)
Comprehensive income (loss)	13,134	(6,985)	23,407	(12,433)

Less: Comprehensive income (loss) attributable to noncontrolling interest	6,805	(124)	6,387	(393)
Comprehensive income (loss) attributable to indie Semiconductor, Inc.	$6,329	$(6,861)	$17,020	$(12,040)
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Members' Equity		Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Deficit

	Units	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance as of December 31, 2019	2,251,020	$41,468	—	$—	—	$—	$577	$(55,766)	$(241)	$(13,962)	$3,380	$(10,582)
Retroactive application of recapitalization	(2,251,020)	(41,468)	33,405,625	3	33,373,294	3	41,462	—	—	—	—	—
Adjusted balance, beginning of period	—	—	33,405,625	3	33,373,294	3	42,039	(55,766)	(241)	(13,962)	3,380	(10,582)

Vesting of equity awards	—	—	213,673	—	—	—	—	—	—	—	—	—
Proceeds from sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1,452	1,452
Net loss	—	—	—	—	—	—	—	(5,121)	—	(5,121)	(259)	(5,380)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(68)	(68)	(10)	(78)

Balance as of March 31, 2020	—	—	33,619,298	$3	33,373,294	$3	$42,039	$(60,887)	$(309)	$(19,151)	$4,563	$(14,588)

Vesting of equity awards	—	—	130,522	—	—	—	—	—	—	—	—	—
Issuance of Class H Units	—	—	125,101	—	—	—	711	—	—	711	—	711
Net loss	—	—	—	—	—	—	—	(6,858)	—	(6,858)	(134)	(6,992)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7	7	10	17

Balance as of June 30, 2020	—	$—	33,874,921	$3	33,373,294	$3	$42,750	$(67,745)	$(302)	$(25,291)	$4,439	$(20,852)
(1) Retroactively restated to give effect to the reverse recapitalization.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Members' Equity		Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit) Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity (Deficit)

	Units	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance as of December 31, 2020	2,287,279	$42,179	—	$—	—	$—	$982	$(153,264)	$(209)	$(110,312)	$8,820	$(101,492)
Retroactive application of recapitalization	(2,287,279)	(42,179)	34,413,634	$3	33,373,294	$3	$42,173	$—	$—	$—	$—	$—
Adjusted balance, beginning of period	—	—	34,413,634	3	33,373,294	3	43,155	(153,264)	(209)	(110,312)	8,820	(101,492)

Vesting of equity awards	—	—	631,121	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	10,815	—	10,815	(454)	10,361
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(88)	(88)	36	(52)

Balance as of March 31, 2021	—	—	35,044,755	$3	33,373,294	$3	$43,155	$(142,449)	$(297)	$(99,585)	$8,402	$(91,183)

Vesting of equity awards	—	—	1,133,889	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	7,968	—	—	7,968	—	7,968
Net loss through June 10, 2021	—	—	—	—	—	—	—	(13,434)	—	(13,434)	(132)	(13,566)
Reverse recapitalization on June 10, 2021	—	—	60,441,289	6	454,077	—	250,129	—	—	250,135	—	250,135
Reverse recapitalization: ADK Minority Holders interest on June 10, 2021	—	—	(378,605)	—	—	—	(36,831)	40,892	40	4,101	(4,101)	—
Net income after June 10, 2021	—	—	—	—	—	—	—	19,584	—	19,584	6,971	26,555
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	146	146	(34)	112

Balance as of June 30, 2021	—	$—	96,241,328	$9	33,827,371	$3	$264,421	$(95,407)	$(111)	$168,915	$11,106	$180,021
(1) Retroactively restated to give effect to the reverse recapitalization.

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$23,349	$(12,372)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,248	1,274
Inventory impairment charges	65	322
Share-based compensation	7,968	—
Amortization of discount and cost of issuance of debt	198	100
Bad debts	93	—
Non-cash interest expense	—	380
(Gain) loss from change in fair value remeasurement of SAFEs	(21,600)	2,215
(Gain) loss from change in fair value of warrants	(11,316)	—
(Gain) loss from change in fair value of earn-out liability	(17,839)	—
(Gain) loss from extinguishment of debt	(304)	—
Deferred City Semi compensation	250	333
Changes in operating assets and liabilities:
Accounts receivable	(1,350)	(38)
Inventory	(530)	(1,090)
Accounts payable	(211)	(1,116)
Accrued expenses and other current liabilities	1,164	(186)
Deferred revenue	(476)	198
Prepaid and other current assets	(3,321)	(185)
Other long-term liabilities	479	(558)
Net cash used in operating activities	(22,133)	(10,723)
Cash flows from investing activities:
Purchases of property and equipment	(809)	(227)
Purchases of intangible assets	(43)	—
Net cash used in investing activities	(852)	(227)
Cash flows from financing activities:
Proceeds from issuance of SAFEs	5,000	7,875
Proceeds from sale of noncontrolling interest	—	1,452
Proceeds from issuance of debt obligations	155	4,966
Proceeds from reverse recapitalization	377,663	—
Issuance costs related to reverse recapitalization	(6,215)	—
Payments on debt obligations	(15,008)	(3,423)
Payments on financed software	(2,227)	(270)
Redemption of Class H units	(900)	—
Net cash provided by financing activities	358,468	10,600
Effect of exchange rate changes on cash and cash equivalents	27	3
Net increase (decrease) in cash and cash equivalents	335,510	(347)
Cash and cash equivalents at beginning of period	18,698	7,155
Cash and cash equivalents at end of period	$354,208	$6,808

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,137	$780

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$688	$161
Conversion of historical members' equity	$41,278	$—
Class G warrants cashless exchange	$407	$—
Conversion of SAFEs	$86,100	$—
Conversion of Embry Notes	$4,119	$—
Recognition of earn-out considerations	$119,759	$—
Recognition of warrant liabilities	$74,408	$—
Transaction costs accrued but not paid	$14,754	$—
Accrual for purchases of intangible assets	$12,198	$—
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
(Unaudited)
1.    Nature of the Business and Basis of Presentation
indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) are collectively referred to herein as the “Company”. The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), light detection and ranging (“LiDAR”), connected car, user experience and electrification applications. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Budapest, Hungary; Dresden, Germany; Edinburgh, Scotland and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.
Reverse Recapitalization with Thunder Bridge Acquisition II

On June 10, 2021 (the “Closing Date”), the Company completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd. (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021. In connection with the Transaction, Thunder Bridge Acquisition II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, and TB2 was domesticated into a Delaware corporation and merged with and into a merger subsidiary of Surviving Pubco. Immediately prior to the closing of the Transaction (the “Closing”), shareholders of TB2 redeemed an aggregate of 9,877,106 common shares of TB2 and the outstanding common shares and warrants of TB2 were converted into 24,622,894 Class A common shares of Surviving Pubco and 17,250,000 warrants to purchase Class A common shares of Surviving Pubco. The outstanding common shares and warrants of TB2 sponsors were converted into 8,625,000 shares of Class A common shares and 8,650,000 private placement warrants. In addition, TB2 issued 1,500,000 working capital warrants to an affiliate of the sponsor in satisfaction of a working capital promissory note (see Note 7 - Warrant Liability). Concurrent with the Closing, TB2 raised $150,000 in a Private Investment in Public Entity (“PIPE”) financing, pursuant to which Surviving Pubco issued 15,000,000 Class A common shares. On the Closing Date, Surviving PubCo changed its name to indie Semiconductor, Inc., and listed its shares of Class A common stock, par value $0.0001 per share (“Common Stock”) on the Nasdaq under the symbol “INDI”.

Immediately prior to the Transaction, (i) the Company’s existing warrants to purchase the Company’s Class G units were net exercised and 10,019 Class G units of the Company were issued to the holders of the warrants; (ii) the SAFEs were converted into an aggregate of 284,925 Class A units; (iii) the Embry notes and the interest accrued thereunder were converted into 185,000 Class A units and 100,000 Class C units; and (iv) all 1,251,566 Class C, D, E, F and G units of the Company were converted into Class A units as per their rights and preferences. Immediately thereafter, each outstanding Class A unit and Class B unit was split into approximately 27.8 Class A units and Class B units, respectively (the “Exchange Ratio”). Following the split, 77,497,793 Class A units were exchanged for 43,670,422 Class A common shares and 33,827,371 Class V common shares in indie and 9,564,150 Class B units were exchanged for 9,564,150 Class A common shares in indie (1,791,147 of such shares were subject to vesting conditions).

The closing Exchange Ratio was determined by dividing (i) a number of shares of the Company’s Class A common stock equal to (A) the Closing Merger Consideration (as defined below), divided by (B) $10.00 per share, by (ii) the total number of ADK LLC membership units outstanding immediately prior to the Closing. The “Closing Merger Consideration” of $894,628 was determined by taking $900,000 of merger consideration less applicable adjustments of $5,372.

3,450,000 Class A common shares of indie were issued and held in escrow (“Escrow Shares”) for the potential future release to the sponsors of TB2 in the event the earn-out milestones are met. Additionally, the former owners of ADK LLC may be entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the earn-out milestones are met. See Note 8 for the milestones details.

Immediately following the Closing, the Company’s board of directors consisted of nine directors, seven of whom were designated by the Company. A majority of the directors qualified as independent directors under rules of Nasdaq.

The Transaction was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under the guidance in Accounting Standards Codifications (“ASC”) Topic 805, indie is treated as the “acquirer” for financial reporting purposes. As such, the Company is deemed the accounting predecessor of the combined business and is the successor registrant for U.S. Securities and Exchange Commission (“SEC”) purposes, meaning that the Company’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The most significant change in our reported financial position and results of operations was gross cash proceeds of $399,511 from the merger transaction, which includes $150,000 in gross proceeds from the PIPE financing that was consummated in conjunction with the Transaction. The increase in cash was offset by transaction costs incurred in connection with the Transaction of approximately $44,523 plus the retirement of indie’s long-term debt of $15,607. Approximately $29,770 of the transaction costs and all of indie’s long-term debt were paid as of June 30, 2021. Approximately $21,848 of the transaction costs paid as of June 30, 2021 were paid by TB2 as part of the Closing. The remainder transaction costs are expected to be paid in the third quarter of 2021.

The table below summarizes the shares of Class A and Class V common stock issued immediately after the closing of the Transaction as well as the impact of the Transaction on the condensed consolidated statement of stockholders’ equity as of June 10, 2021:

	Class A Common Stock		Class V Common Stock		Additional Paid in Capital
	Shares	Amount	Shares	Amount
Redemption of Class H units	(125,101)	$—	—	$—	$(900)
Embry notes conversion	8,023,072	1	—	—	4,118
Warrants net settlement conversion	278,533	—	—	—	—
SAFEs conversion	7,466,891	1	454,077	—	86,099
PIPE and SPAC financing	44,797,894	4	—	—	377,654
Earn-out liability	—	—	—	—	(119,759)
Transaction expenses	—	—	—	—	(22,675)
Warrants liability	—	—	—	—	(74,408)
Reverse recapitalization on June 10, 2021	60,441,289	$6	454,077	$—	$250,129

Impact of COVID-19

The COVID-19 pandemic (the “Pandemic”) and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. The duration and extent of the Pandemic depends on future developments that cannot be accurately predicted at this time, including the duration and severity of the Pandemic, the severity and transmission rates of new and more contagious and/or vaccine-resistant variants of COVID-19, and the actions taken to contain it or treat COVID-19, including the availability, distribution, rate of public acceptance and efficacy of vaccines for COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Pandemic has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the Pandemic remains unknown.
The Company experienced a decrease in customer demand and product shipments in the second quarter of fiscal year 2020. This decrease was primarily the result of closures or reduced capacity at customer manufacturing facilities in China. During the second half of fiscal year 2020, customer manufacturing facilities re-opened and demand increased. As customer demand increased during the second half of fiscal year 2020 and the first quarter of 2021, the semiconductor industry, and automotive semiconductors in particular, experienced material shortages and supply constraints. Given the Company’s reliance on third-party manufacturing suppliers, these industry dynamics have resulted in certain instances of extended production lead times, increased production and expedite costs, and delays in meeting increasing customer demand for its products, which if unabated, present a significant risk to the Company. In certain circumstances, the Company has increased order lead times, and placed purchase orders with suppliers based on its anticipated demand requirements in efforts to secure production capacity allocation. However, the Company cannot predict the duration or magnitude of the Pandemic or the full impact that it may have on the Company’s financial condition, operations, and workforce. The Company will continue to actively monitor the rapidly evolving situation related to the Pandemic and may take further actions that alter the Company’s operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business.

Basis of Presentation
The condensed consolidated financial statements are prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which 74% was owned by indie as of June 30, 2021. ADK LLC’s consolidated financial statements include its wholly-owned subsidiaries Indie Services Corporation, indie LLC and Indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH, a private limited liability company incorporated under the laws of Germany, indie Kft, a limited liability company incorporated under the laws of Hungary, its majority owned subsidiary, Wuxi indie Microelectronics Ltd. (“Wuxi”), a Chinese entity 50% owned by the Company as of June 30, 2021 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

All significant intercompany accounts and transactions of the subsidiaries have been eliminated in consolidation. The noncontrolling interest attributable to the Company’s less-than-wholly-owned subsidiaries is presented as a separate component from stockholders’ deficit in the condensed consolidated balance sheets, and a noncontrolling interest in the condensed consolidated statements of operations and condensed consolidated statements of stockholders’ deficit and noncontrolling interest.
Unaudited Interim Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The condensed consolidated balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2020.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an emerging growth company (“EGC”) to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company qualifies as an EGC. The JOBS Act provides that an EGC can elect to opt-out of the extended transition period and comply with the requirements that apply to non-EGCs, but any such election to opt-out is irrevocable. The Company has elected not to opt-out of such an extended transition period. As a result, when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This different adoption timing may make a comparison of the Company’s financial statements with other public companies difficult or impossible because of the potential differences in accounting standards used.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the condensed consolidated financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The FASB issued ASU 2019-10-Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates in November 2019 and ASU 2020-05-Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities in June 2020. The ASUs change some effective dates for ASU 2016-02 on leasing. After applying ASU 2019-10 and 2020-05, ASU 2016-02 is effective for annual periods beginning after

December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of the new standard is expected to result in the recognition of additional lease liabilities and right-of-use assets as of January 1, 2022. The Company is currently evaluating the impact of the new standard on the Company’s condensed consolidated financial statements and related disclosures.
In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivable, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in 2023. The Company is currently evaluating the impact of the new standard on the Company’s condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test and instead requires that an entity measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit, including goodwill, exceed the reporting unit's fair value. The new guidance must be adopted for annual and interim goodwill tests by the Company beginning on January 1, 2022. After the adoption of this standard, which will be applied prospectively, the Company will follow a one-step model for goodwill impairment. The Company does not anticipate this pronouncement will have a significant impact on the Company’s consolidated financial statements upon adoption.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 (and December 15, 2021 for nonpublic companies) and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements and related disclosures.
2.    Business Combinations

Acquisition of City Semiconductor, Inc.
On May 13, 2020, the Company acquired certain assets and liabilities of City Semiconductor, Inc. (“City Semi”), which had developed technology related to analog and mixed-signal integrated circuitry, with a focus on high-speed analog-to-digital converters and digital-to-analog intellectual property cores. The Company accounted for the acquisition as a business combination. The transaction costs associated with the acquisition were not material and were expensed as incurred. The acquisition date fair value of the consideration transferred for City Semi was approximately $2,029, which consisted of the following:

Fair Value As of May 13, 2020

Class H units issued	$711
Contingent consideration	1,180
Cash consideration to be transferred at a later date	138
Total	$2,029
The maximum contingent consideration payable in connection with the acquisition is $2,000. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and this target was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500 upon the shipment of a product incorporating the acquired developed technology. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The fair value of the first and second tranche contingent consideration liabilities was $500 and $1,000, respectively, as of June 30, 2021, and $500 and $900, respectively, as of December 31, 2020. The fair value of the first tranche contingent consideration liability is reflected in Other current liabilities within the condensed consolidated balance sheet and the fair value of the second tranche contingent consideration liability is reflected in Other long-term liabilities.
In connection with this acquisition, the two existing employees of City Semi, including the founder and sole shareholder of City Semi, entered into employment agreements with the Company. As there is a service condition associated with these agreements, the related compensation expense is accounted for separately from the acquisition. The Company recognizes the related compensation expense as research and development expense in the condensed consolidated statement of operations on a straight-line basis over the requisite service period.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Fair Value As of May 13, 2020

Intangible asset – Software license	$139
Intangible asset - Developed technology	369
Goodwill	1,739
Deferred revenue	(41)
Accrued expenses	(177)
Net assets acquired	$2,029
The Company estimates that the useful life of the acquired developed technology intangible asset is seven years and the useful life of the acquired software license intangible asset is approximately one year, which represents the remaining duration of the software license. The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce. None of the goodwill recognized is expected to be deductible for income tax purposes.
There are no amounts of revenue or earnings of City Semi included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2021.
The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and City Semi as if the closing of the acquisition had occurred on January 1, 2020.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020

Combined revenue	$4,316	$8,979
Combined net loss before income taxes	(7,218)	(12,598)
The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The adjustments primarily reflect the amortization of acquired developed technology and compensation expense related to consideration to be transferred to the founder upon the second anniversary of his employment. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been realized if the acquisition had taken place on January 1, 2020.

On June 10, 2021, in connection with the closing of the Transaction, the Company paid $900 to redeem the Class H units previously issued.

3.    Inventory, Net
Inventory, net consists of the following:

	June 30, 2021	December 31, 2020

Work-in-process	$3,691	$4,277
Finished goods	468	882
Inventory, gross	4,159	5,159
Less: Inventory reserves	796	2,259
Inventory, net	$3,363	$2,900
During the six months ended June 30, 2021 and 2020, the Company recognized write-downs in the value of inventory of $65 and $322, respectively. Write-downs in the value of inventory were de minimis for the three months ended June 30, 2021 and 2020.
4.    Intangible Assets, Net
Intangible assets, net consist of the following:

	June 30, 2021				December 31, 2020
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software licenses	3.0	$16,545	$(4,425)	$12,120	0.6	$4,391	$(3,759)	$632
Intellectual property licenses	1.9	1,736	(1,668)	68	1.7	1,736	(1,614)	122
Developed technology	5.8	369	(61)	308	6.4	369	(35)	334
Total		$18,650	$(6,154)	$12,496		$6,496	$(5,408)	$1,088
The Company obtained software licenses which it uses for its research and development efforts related to its products.
Amortization of intangible assets for the three months ended June 30, 2021 and 2020 was $353 and $408, respectively. Amortization of intangible assets for the six months ended June 30, 2021 and 2020 was $764 and $802, respectively. Amortization of intangible assets is included in research and development expense in the condensed consolidated statements of operations.
Based on the amount of intangible assets subject to amortization as of June 30, 2021, amortization expense for each of the next five fiscal years is expected to be as follows:

2021 (remaining six months)	$1,777
2022	3,805
2023	4,570
2024	2,221
2025	53
Thereafter	70
$12,496
5.    Goodwill
There was no change in goodwill recorded between June 30, 2021 and December 31, 2020.

6.    Debt
The following table sets forth the components of debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
Trinity term loan, due 2022	$—	$—	$—	$12,000	$(665)	$11,335
Short term loans, due 2021	619	—	619	459	—	459
PPP Loan, due 2022	—	—	—	1,868	—	1,868
Tropez loan, due 2021	—	—	—	2,000	—	2,000
Total term loans	619	—	619	16,327	(665)	15,662
Revolving line of credit	1,675	—	1,675	1,675	—	1,675
Embry convertible notes, due 2021	—	—	—	3,606	(110)	3,496
Total debt	$2,294	$—	$2,294	$21,608	$(775)	$20,833
The outstanding debt as of June 30, 2021 and December 31, 2020 is classified in the condensed consolidated balance sheets as follows:

	June 30, 2021	December 31, 2020
Current liabilities - Current debt obligations	$2,294	$8,488
Noncurrent liabilities - Long-term debt, net of current maturities	—	12,345
	$2,294	$20,833
Embry Convertible Subordinated Notes Payable
On December 4, 2012, the Company entered into two convertible note and exchange agreements with an investor (“Embry”), pursuant to which the entire outstanding principal of $3,500 and corresponding accrued interest of $107 held under existing loan agreements were exchanged for two convertible subordinated notes with aggregate principal amounts of $2,604 and $1,003. The convertible subordinated notes bore interest of 0.93% per annum, which was compounded annually. The aggregate principal and all accrued and unpaid interest were due in full on December 4, 2017. On December 3, 2017, the Company entered into a 12-month extension of these two convertible notes and exchange agreements.
On December 3, 2018, the Company entered into a 36-month extension of these two convertible note and exchange agreements. The interest rate on the 36-month extension was amended to 3.07% per annum. The Company recorded a discount on this convertible debt extension and a corresponding increase in additional paid-in capital related to the enhanced value of the embedded conversion options. The Company amortized the discount to interest expense over the 36-month extension period.
The amendments to extend the maturity date were treated as modifications of the debt.
The convertible subordinated notes with aggregate principal of $2,604 and $1,003 were convertible into an aggregate 185,000 Class A units and 100,000 Class C units, respectively, at the investors’ discretion prior to the maturity date or automatically upon a liquidity event, as defined in the loan agreement. The Company determined that the embedded conversion options should not be bifurcated from their host instruments.
In December 2020, Embry assigned the notes to its affiliate, Cézanne Investments Ltd. (“Cézanne”). At December 31, 2020, the total carrying value of such convertible subordinated notes payable, net of unamortized discount, was $3,496. Total accrued interest as of December 31, 2020 was $458, and is included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. On June 10, 2021, Cézanne exercised its right to convert at the closing of the Transaction and the Embry convertible notes were converted to equity at their carrying value of $4,119, inclusive of $3,607 principal balance and accrued interest of $512.

PacWest Term Loan and Revolving Line of Credit
The Company entered into a loan and security agreement with Pacific Western Bank (“PacWest”, formerly Square 1 Bank) in January 2015, that provided a term loan of up to $10,000 with a maturity date of September 2020. The term loan bore interest equal to the greater of one percent above the prime rate in effect, or 4.5% on outstanding borrowings. In addition, the loan and security agreement provided for a revolving line of credit. The revolving line of credit bore interest equal to the greater of seventy-five basis points above the prime rate in effect, or 4.25% on outstanding borrowings. The terms of the loan and security agreement have been amended from time to time, with the most recent amendment dated June 8, 2021. The amendments have, among other things, extended the maturity date of the loan and adjusted the financial covenants’ borrowing limits. In August 2017 and as part of an amendment to the loan and security agreement, the Company issued a warrant to PacWest to purchase 3,388 Class G units. On June 10, 2021, these warrants were net exercised and ultimately converted into 82,187 shares of indie Class A common stock.
During 2020, the Company entered into three amendments to the PacWest loan agreement. Pursuant to the terms of the amendments, $889, the full amount of unpaid principal and interest was transferred from the PacWest term loan to the revolving line of credit as of January 30, 2020. In addition, the amendments modified certain financial covenants, including that the Company maintain a minimum cash balance of $2,300 and adjusted the borrowing limits to $2,000. On June 8, 2021, the maturity date of the revolving line of credit was amended to July 20, 2021.
As of June 30, 2021 and December 31, 2020, the Company had no outstanding balance on the term loan.
As of June 30, 2021 and December 31, 2020, the revolving line of credit had an outstanding balance of $1,675. The Company’s borrowings under the term loan and revolving line of credit were subject to an aggregate borrowing limit of $2,000 as of June 30, 2021 and December 31, 2020. Total borrowings at any given time under the line of credit are limited to a percentage of domestic accounts receivables less than 90 days past due and other factors.
This loan and the revolving line of credit are subject to debt covenants which, if violated, could result in the outstanding balance becoming immediately due. The Company has complied with or obtained waivers for all such covenants as of the date these financial statements were issued.
Trinity Term Loan
In June 2018, the Company entered into a term loan agreement with Trinity Capital Fund (“Trinity”) to borrow $15,000 at a rate of 11.25% per annum. In connection with such loan, the Company issued a warrant to Trinity to acquire 6,250 Class G units at an exercise price per unit of $35.42.
In October 2020, the Company entered into a new loan agreement with Trinity, which replaced the March 2018 agreement. The new loan had a principal of $12,000, which was exchanged for the old loan’s principal balance of $11,325, lender fees of $474 and a cash payment to the Company of $194. In addition, the Company issued to Trinity 1,844 additional warrants to purchase the Company’s Class G Units, which had a fair value of $405. The new loan agreement was treated as a modification for accounting purposes. The unamortized discount from the old loan was treated as additional debt discount on the new loan along with the lender fees paid to and additional warrants issued to Trinity in October 2020. On June 10, 2021, these warrants were net exercised and ultimately converted into 196,346 shares of indie Class A common stock.
The new loan had a maturity date of October 1, 2024 and interest equal to the greater of 10.75% or the Prime Rate plus 7.5%. The term loan may be prepaid by paying the principal and interest plus a prepayment fee ranging from 4.0% to 1.0% of the principal being repaid, depending on the length of time between the effective date and the prepayment date. Upon final repayment, an end-of-term fee of $720 must be paid by the Company to Trinity. The term loan was collateralized by substantially all of the Company’s assets to the extent they were not already securing the senior debt of PacWest.

As of December 31, 2020, the Company had $11,335 outstanding under the Trinity Term loans, net of the unamortized discount and issuance cost generated as a result of the warrant issuance described in Note 11 – Members’ Equity. The debt discount and issuance costs were being amortized through interest expense over the term of the loan using the effective interest method. The old loan required monthly interest only payments of $141 until November 2019 when repayment of principal began, and payments increased to $493 per month. The new loan required interest only payments of $108 until October 2021 when repayment of principal begins, and payments increased to $391 per month with an effective interest rate of 15.8%.
On June 21, 2021, the Company fully repaid the outstanding loan balance and the accrued interest of $13,261, including principal of $12,000, end-of-term fee and early termination fee of $1,200 and accrued interest of $61. As a result of the repayment, the Company recognized a loss from extinguishment of debt for $1,585, which included (i) the remaining unamortized discount and debt issuance cost of $577 and (ii) end-of-term fee and early termination fee paid not previously accrued of $1,008, in the condensed consolidated statement of operations for the three and six months ended June 30, 2021.
Short Term Loans
On November 13, 2019, Wuxi entered into a short term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY 2,000, or approximately $285, and bearing interest of 4.785% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. On November 13, 2020, the terms of the agreement were extended for twelve months, and the principal and interest are due on November 15, 2021. On October 15, 2020, Wuxi entered into a short term loan agreement with Netherlands China Business Council (“NCBC”) with aggregate principal balance of CNY1,000 or approximately $151 and bearing interest of 4.785%. On April 29, 2021, Wuxi increased its short term loan principal with NCBC by CNY1,000 or approximately $155 to a total principal balance of CNY4,000. As of June 30, 2021 and December 31, 2020, the aggregate outstanding principal balance of the short term loans was $619 and $459, respectively.
Tropez Note
On January 31, 2020, the Company entered into a convertible loan agreement with Tropez Fund Limited (“Tropez”) with principal amount of $2,000 and subject to interest of 12% per annum. The terms of the loan provide for a renewable 180-day period for a maximum term of twelve months. The Company renewed the loan on July 29, 2020 for the additional 180-day period. The note was amended on January 21, 2021 to extend the maturity date to the earlier of December 31, 2021 or the closing of the Transaction. Additionally, the January 21, 2021 amendment removed the conversion rights associated with the loan. On June 17, 2021, the Company fully repaid the outstanding loan balance and the accrued interest of $2,346 and the loan was terminated.
Paycheck Protection Program
In April 2020, the Company applied for a loan pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act as administered by the U.S. Small Business Administration (the “SBA”). In May 2020, the loan was approved, and the Company received gross proceeds from the loan in the amount of $1,868 (the “PPP Loan”). The PPP Loan took the form of a promissory note that matures two years after the date of the note and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below). The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payments thereunder. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment penalties. The PPP Loan is non-recourse against any individual shareholder, except to the extent that such party uses the loan proceeds for an unauthorized purpose.
On May 10, 2021, the entire balance of the PPP Loan was forgiven by the SBA and lender. As a result, the Company recorded a gain on extinguishment of debt of $1,889, which represented the principal balance of $1,868 and accrued interest of $21, in the condensed consolidated statement of operations for the three and six months ended June 30, 2021.

The table below sets forth the components of interest expense for the three and six months ended as of June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense on Trinity Term Loan:
Contractual interest	324	388	719	807
Amortization of discount and issuance cost	66	13	138	27
	390	401	857	834
Interest expense on other debt obligations:
Contractual interest	109	112	233	197
Amortization of discount and issuance cost	31	38	60	72
	140	150	293	269
Total interest expense	$530	$551	$1,150	$1,103

7.    Warrant Liability

In connection with the closing of the Transaction, holders of TB2 Class A ordinary shares automatically received Class A common stock of indie, and holders of TB2 warrants automatically received 17,250,000 warrants of indie with substantively identical terms (“Public Warrants”). At the Closing, 8,625,000 Class B ordinary shares of TB2 owned by the Sponsor, automatically converted into 8,625,000 shares of indie Class A common stock, and 8,650,000 private placement warrants held by the sponsor, each exercisable for one Class A ordinary share of TB2 at $11.50 per share, automatically converted into warrants to purchase one share of indie Class A common stock at $11.50 per share with substantively identical terms (“the “Private Placement Warrants”). Also at the Closing, TB2 issued 1,500,000 working capital warrants to an affiliate of the Sponsor in satisfaction of a working capital promissory note of $1,500 (the “Working Capital Warrants” and, together with the Private Placement Warrants, the “Private Warrants”). These Working Capital Warrants have substantially identical terms to the Private Placement Warrants.

The warrants may be exercised only during the period commencing on July 10, 2021 (30 days after the closing of the Transaction) through June 10, 2026. The Company may redeem the Public Warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the Class A common stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the Class A common stock underlying such warrants during the 30 day redemption period. If the Company redeems the warrants as described above, management will have the option to require all holders to exercise warrants on a “cashless basis.”

In accordance with the warrant agreement relating to the Public Warrants, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants. If a registration statement is not effective within 90 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such warrant shall not be entitled to exercise such warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the warrant exercise.

The terms of the Private Warrants are identical to the Public Warrants as described above, except that the Private Warrants are not redeemable so long as they are held by the sponsor or its permitted transferees.

The Company has reviewed the terms of warrants to purchase its Class A common stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in Other income (expense), net. The Company determined that all warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations (see Note 10). At the closing of the Transaction on June 10, 2021, the warrants had an initial fair value of $74,408, which was recorded as liability and a reduction to additional paid in capital in the condensed consolidated balance sheet.

The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants outstanding at June 30, 2021 (there were no warrants outstanding at December 31, 2020):

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Initial Fair Value
Public Warrants	17,250,000	$11.50	$18.00	June 10, 2026	Liability	$42,435
Private Warrants	10,150,000	$11.50	N/A	June 10, 2026	Liability	$31,973

8.     Earn-Out Liability

Earn-Out Milestones

Certain of indie’s stockholders are entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the Earn-Out Milestones are met. The Earn-Out Milestones represents two independent criteria, which each entitles the eligible stockholders to 5,000,000 earn-out shares per milestone met. Each Earn-Out Milestone is considered met if at anytime following the Transaction and prior to December 31, 2027, the volume weighted average price of indie’s Class A common stock is greater than or equal to $12.50 or $15.00 for any twenty trading days within any thirty trading day period, respectively. Further, the Earn-Out Milestones are also considered to be met if indie undergoes a Sale. A Sale is defined as the occurrence of any of the following for indie: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock cease to be listed on a national security exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.

These earn-out shares have been categorized into two components: (i) those associated with stockholders with vested equity at the closing of the Transaction that will be earned upon achievement of the Earn-out Milestones (the “Vested Shares”) and (ii) those associated with stockholders with unvested equity at the closing of the Transaction that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earn-out Milestones (the “Unvested Shares”). The Vested Shares are classified as liabilities in the condensed consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 14 - Share-based Compensation). The earn-out liability was initially measured at fair value at the closing of the Transaction and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the condensed consolidated statement of operations.

The estimated fair value of the earn-out liability was determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate.

Escrow Shares

3,450,000 Class A common shares of indie were placed in escrow for the potential future release to the sponsors of TB2 in the event the earn-out milestones are met. The earn-out milestones for the Escrow Shares are identical to those of the earn-out shares. Achievement of each milestone entitles the shareholders to 50% of the total Escrow Shares. The Escrow Shares have been accounted for as a liability and remeasured to fair value each reporting period.

At the closing of the Transaction on June 10, 2021, the earn-out liability had an initial fair value of $119,759, which was recorded as a long-term liability and a reduction to additional paid in capital in the condensed consolidated balance sheet.

9.    Simple Agreement for Future Equity (“SAFEs”)
During the year ended December 31, 2020, the Company entered into SAFEs with existing investors and third-party investors for total proceeds of $25,765. The SAFEs require that the Company issue equity to the SAFE holders in exchange for their investment upon an equity raise of at least $35,000. During April 2021, the Company entered into SAFEs with a third-party investor for a total purchase amount of $5,000. The SAFEs require that the Company issue equity to the SAFE holders in exchange for their investment upon an equity financing (including a SPAC transaction) with an aggregate purchase price of at least $35,000.

In connection with the closing of the Transaction on June 10, 2021, all SAFEs converted into Class A membership units in ADK LLC, and then into 7,466,891 shares of Class A common stock and 454,077 shares of Class V common stock of indie. At the time of conversion, the SAFEs had a fair value of $86,100, which was recorded as a reduction of additional paid in capital in the condensed consolidated balance sheet. The fair value of the SAFEs was $102,700 as of December 31, 2020. The change in fair value between the last measurement date and the conversion date was recorded in Other income (expense), net in the condensed consolidated statement of operations.
10.    Fair Value Measurements
The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s convertible notes are estimated using the valuation of the securities into which the debt is convertible, external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company’s outstanding borrowings. The fair value of the Embry convertible notes was determined using valuation inputs categorized as Level 3. The fair values of the Company’s term loans and Tropez note generally approximate their carrying values.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$63,092	$63,092
Contingent Earn-Outs - First Milestone	$—	$—	$54,120	$54,120
Contingent Earn-Outs - Second Milestone	$—	$—	$47,701	$47,701
First tranche contingent consideration	$—	$—	$500	$500
Second tranche contingent consideration	$—	$—	$1,000	$1,000

	Fair Value Measurements as of June 10, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
SAFEs	$—	$—	$86,100	$86,100
Warrant Liability	$—	$—	$74,408	$74,408
Contingent Earn-Outs - First Milestone	$—	$—	$63,426	$63,426
Contingent Earn-Outs - Second Milestone	$—	$—	$56,333	$56,333

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
SAFEs	$—	$—	$102,700	$102,700
First tranche contingent consideration	$—	$—	$500	$500
Second tranche contingent consideration	$—	$—	$900	$900

As of June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were all held in cash or level 1 instruments whereas the fair values approximates the carrying values.

Level 3 Disclosures
SAFEs

The SAFEs were valued using a probability-weighted expected return method (“PWERM”) valuation approach aligned to the SAFEs provisions, including (i) conversion through qualified equity financing, (ii) conversion through acquisition of a special purpose acquisition company, (iii) no conversion through equity or acquisition prior to December 31, 2021, (iv) a liquidation event, and (v) a dissolution event. Determining the fair value of the SAFEs using the PWERM requires assumptions and estimates for both the probability of each scenario and the fair value determined under each scenario. The SAFEs were valued through each scenario using an appropriate valuation approach, including calculations based on the terms of the SAFEs and a Monte Carlo simulation, which utilized the Geometric Brownian Motion formula to simulate the conversion and payout of the SAFEs. The significant unobservable inputs include the discount rate, constant volatility factor and the Geometric Brownian Motion. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.

Warrants

Warrants were valued using the Black-Scholes-Merton formula and a Monte Carlo Simulations analysis. Calculating the fair value of warrants requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value.

Contingent Earn-Outs

Contingent earn-outs were valued using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value.
The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	June 30, 2021	June 10, 2021	December 31, 2020
	Input	Input	Input
Liabilities:
SAFEs
Discount rate	—%	—%	75%
Constant volatility factor	—%	—%	40%
Geometric Brownian Motion	—	—	0.98
Warrants
Expected volatility	35.1%	34.1%	—%
First tranche contingent consideration
Discount rate	7.5%	—%	10.3%
Second tranche contingent consideration
Discount rate	7.5%	—%	10.3%
Contingent Earn-Outs - First Milestone
Constant volatility factor	35%	35%	—%
Contingent Earn-Outs - Second Milestone
Constant volatility factor	35%	35%	—%
11.    Stockholders’ Equity

Post Transaction Stockholders’ Equity
In connection with the closing of the Transaction on June 10, 2021, all of the historical members’ equity in ADK LLC that was issued and outstanding at the Closing were converted to either Class A or Class V common stock of the Company per its rights and privileges as follows:

	As of June 10, 2021
Member Units	Outstanding	Class A Common Stock	Class V Common Stock
Class A	1,381,424	12,612,470	25,791,473
Class B	293,221	9,564,150	—
Class C	400,000	11,520,101	—
Class D	236,521	1,568,565	5,806,776
Class E	112,916	1,309,971	2,229,122
Class F	492,110	16,380,782	—
Class G	10,019	278,533	—
Total	2,926,211	53,234,572	33,827,371

Class H units were redeemed for a cash payment of $900.

Pre-Merger Members’ Equity

The table and information set forth below reflects information about the historical ADK LLC members’ equity immediately prior to the closing as of June 10, 2021 and as of December 31, 2020:

	As of June 10, 2021			As of December 31, 2020
Member Units	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Class A	3,136,518	1,381,424	1,381,424	3,136,518	911,500	911,500
Class B	513,846	367,395	293,221	513,846	367,927	229,732
Class C	400,000	400,000	400,000	400,000	300,000	300,000
Class D	236,521	236,521	236,521	236,521	236,521	236,521
Class E	112,916	112,916	112,916	112,916	112,916	112,916
Class F	492,110	492,110	492,110	492,110	492,110	492,110
Class G	11,482	10,019	10,019	11,482	—	—
Class H	5,000	4,500	4,500	5,000	4,500	4,500
Total	4,908,393	3,004,885	2,930,711	4,908,393	2,425,474	2,287,279

In connection with its formation on February 9, 2007, the Company issued 911,500 Class A Units to the four initial members. On December 28, 2012, the Company issued 300,000 Class C Units to an investor at an original issue price of $10 per unit for total consideration of $3,000.
The Company reserved 185,000 Class A units and 100,000 Class C Units in connection with the convertible note described in Note 6 — Debt. These units are not issued or outstanding until conversion of the outstanding principal in accordance with the terms of the notes.
The Fifth Amended and Restated LLC Agreement authorized an increase of Class B Units from 243,000 units to 513,846 units. The Class B Units are profit interests issued to employees, directors, and consultants. See Note 14 – Share-based Compensation.
On July 24, 2015, the Company issued 221,739 Class D units to an investor at an original issue price of $33.82 per unit for cash consideration of approximately $7,215, net of issuance costs of $285. On August 28, 2015, the Company issued an additional 14,782 Class D units to an existing investor at an original issue price of $33.82 per unit for cash consideration of $500.
On July 25, 2017, the Company issued 112,916 Class E units to investors at an original issue price of $35.42 per unit for cash consideration of $3,963, net of issuance costs of $37.
The Company has issued warrants to purchase Class G Units as part of amendments to the terms of debt agreements with Trinity and PacWest, see Note 6 – Debt. In connection with entering into the term loan agreement with Trinity in March 2018, the Company issued an aggregate of 6,250 warrants with a strike price of $35.42 to purchase Class G Units. In April 2018, as part of an amendment to the loan and security agreement, the Company issued warrants to PacWest to purchase 3,388 Class G Units with a strike price of $35.42. On October 1, 2020, in connection with the new loan agreement with Trinity, the Company issued additional warrants to Trinity to purchase 1,844 Class G units at a strike price of $35.42 under the same terms and features as previously issued Class G warrants.
Following the Company’s announcement of the Master Transactions Agreement (“MTA”), PacWest issued a letter dated February 3, 2021 to the Company demanding 52,632 warrants in satisfaction of the provisions contained in the August 9, 2017 credit facility amendment. On June 8, 2021, the Company and PacWest entered into a settlement agreement and mutual release where both parties acknowledged and agreed that the original 3,388 warrants issued were in full compliance of the credit facility amendment.
In June 2018, the Company issued 492,110 Class F units to investors at an issue price of $54.87 per unit for cash consideration of $26,790, net of issuance costs of $210.
In May 2020, the Company issued 4,500 Class H units to the owners of City Semi as part of the business combination, see Note 2 – Acquisition of City Semiconductor.

12.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. As a result, the Company’s ownership of ADK LLC, was approximately 74% as of June 30, 2021. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements.

In connection with the Transaction, the Company issued to certain members of ADK LLC an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications).

ADK LLC held 50% ownership in Wuxi as of June 30, 2021 and December 31, 2020. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of June 30, 2021, ADK LLC maintained its controlling ownership and financial interest in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.
13.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the customer’s shipping location for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$2,300	$607	$3,877	$1,445
Greater China	5,222	2,596	10,209	5,320
Rest of North America	623	194	1,227	358
South America	294	84	595	269
Rest of Asia Pacific	136	79	575	713
Europe	605	148	811	266
Total revenue	$9,180	$3,708	$17,294	$8,371

Contract Balances
Certain assets or liabilities are recorded depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Contract liabilities primarily relate to deferred revenue, including advance consideration received from customers for contracts prior to the transfer of control to the customer, and therefore revenue is recognized upon delivery of products and services or as the services are performed. The Company also recorded unbilled revenue of $0 and $55 at June 30, 2021 and December 31, 2020, respectively, as part of its Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

The following table presents the liabilities associated with the engineering services contracts as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Deferred revenue	$927	$1,665
As of June 30, 2021 and December 31, 2020, contract liabilities were included as Deferred revenue and classified as current liabilities in the condensed consolidated balance sheets.
During the three months ended June 30, 2021 and 2020, the Company recognized $206 and $371, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the six months ended June 30, 2021 and 2020, the Company recognized $819 and $809, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates overtime due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the unaudited condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2021, the amount of performance obligations that have not been recognized as revenue was $1,842, of which approximately 74% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, some of our customers accounted for more than 10% of our total revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	38.5%	51.0%	45.8%	62.6%
Customer B	12.6%	17.9%	12.5%	16.6%
Customer C	10.9%	—%	5.8%	—%

The loss of these customers would have a material impact on the Company’s condensed consolidated financial results.
The three largest customers represented 31%, 14% and 13% of accounts receivable as of June 30, 2021 and the two largest customers represented 35% and 12% of accounts receivable as of December 31, 2020. No other individual customer represented more than 10% of accounts receivable at either June 30, 2021 or December 31, 2020.
14.    Share-Based Compensation
At the closing of the Transaction on June 10, 2021, ADK LLC’s share-based compensation awards (as such terms are defined below) were converted into equity in indie at the Exchange Ratio of 27.80. Share and per share information below have been converted from historical disclosure based on the Exchange Ratio.
Profit Interests

Historically, per ADK LLC’s operating agreement, ADK LLC issued Class B Units (“Profits Interests” or “Class B Units”) to employees, directors and consultants. Class B Units entitle the holders of such units to a share of ADK LLC’s profits and distributions of ADK’s assets to the extent their capital accounts are positive. Holders of Class B Units do not have voting rights except to the extent required by law.

The board of directors authorized 14,284,919 shares (or 513,846 units prior to the exchange) for grant under the operating agreement. The Class B Units generally have a four-year vesting schedule, in which 25% of units vest after 12 months and the remaining 75% vest monthly over the following three-year period.
These Profit Interests are equity-classified awards. No compensation cost was recognized historically until the closing of the Transaction.

Phantom Units

On January 29, 2021, the Company issued Phantom Units that give employees rights to receive, upon vesting, either 1,751,360 shares of Class A common stock (or 62,998 Phantom Units prior to giving effect to the Exchange Ratio) or the equivalent in cash at the election of the Company (the “Phantom Units”). These Phantom Units had a grant date fair value of $6.83 per share of Class A common stock. The Phantom Units generally have a four-year vesting schedule, in which 25% of units vest after 12 months and the remaining 75% vest monthly over the following three-year period. Certain awards vest based on specific performance conditions. Notwithstanding the foregoing, no Phantom Units vest until December 10, 2021.
These Phantom Units are equity-classified awards. No compensation cost was recognized historically until the closing of the Transaction.

Unvested Earn-out Shares

A portion of the earn-out shares may be issued to individuals with unvested equity awards. While the payout of these shares require achievement of the Earn-out Milestones, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earn-out shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $3,919 (or $9.20 per share).

Accounting Policy

The Company accounts for share-based compensation arrangements with employees in accordance with ASC 718-10, Compensation — Stock Compensation, which requires the Company to account for the compensation expense related to all equity awards on a fair value based method.

Prior to the consummation of the Transaction, the grant date fair value of the Class B Units were determined using the Monte Carlo simulation. The significant assumptions used in valuation include the constant risk-free rate, constant volatility factor and the Geometric Brownian Motion. The following table presents the weighted average assumptions used in the valuations for grants in the six months ended June 30, 2021 (there were no grants in the three months ended June 30, 2021):

Six Months Ended June 30, 2021
Constant risk free rate	0.8%
Constant volatility factor	40.0%
Geometric Brownian Motion	0.981

The grant date fair value of the Phantom Units was determined by dividing the expected equity value of the Company upon a Transaction by the Company’s expected capitalization structure at the time of the grant.

The grant date fair value of the earn-out shares was valued based on the fair value of the earn-out liability at inception divided by total shares subject to earn-out liability.

For all Class B Units and Phantom Units, the consummation of the Transaction is considered to be a qualifying liquidation event, such that all historically vested units are now considered to have value. As a result, the Company recognized the expenses pro-rata over the term of the vesting period or per the satisfaction of performance conditions.

Expenses related to all unvested shares will be recognized pro-rata through the remainder of the vesting period or when the performance conditions become probable in accordance with ASC 718.

Stock compensation expense is recorded in research and development and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	2,598	—	2,598	—
Selling, general, and administrative	5,371	—	5,371	—
Total	$7,969	$—	$7,969	$—
The following table sets forth the changes in our outstanding equity awards during the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested shares as of December 31, 2020	3,868,225	$2.72
Granted	1,751,360	$6.83
Vested	(1,821,998)	$3.58
Forfeited	(41,217)	$5.57
Nonvested shares as of June 30, 2021	3,756,370	$6.67
As of June 30, 2021, there was $19,493 of total unrecognized share-based compensation costs related to all unvested shares.

15.    Net Income (Loss) per Common Share
Basic and diluted net income (loss) per common share was calculated as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$12,988	$(6,992)	$23,349	$(12,372)
Less: Net income (loss) attributable to noncontrolling interest	6,839	(134)	6,385	(393)
Net income (loss) attributable to common shareholders - basic	$6,149	$(6,858)	$16,964	$(11,979)

Less: Change in fair value of SAFEs	2,500	—	21,600	—
Net income (loss) attributable to common shareholders - dilutive	$3,649	$(6,858)	$(4,636)	$(11,979)

Denominator:
Weighted average shares outstanding - basic	47,058,489	31,139,900	39,712,251	31,055,003

Effect of conversion of SAFEs	5,976,258	—	6,523,975	—
Effect of potentially dilutive Phantom Units	379,721	—	—	—
Effect of potentially dilutive Class V common stock	7,434,587	—	—	—
Effect of potentially dilutive unvested Class B units	2,798,003	—	—	—
Weighted average common shares outstanding—diluted	63,647,057	31,139,900	46,236,226	31,055,003

Net income (loss) per share attributable to common shares— basic	$0.13	$(0.22)	$0.43	$(0.39)
Net income (loss) per share attributable to common shares— diluted	$0.06	$(0.22)	$(0.10)	$(0.39)
On June 10, 2021, the Company completed a series of business transactions with TB2 pursuant to the MTA. The Transaction materially impacted the number of shares outstanding. Weighted average shares outstanding in the table above have been retroactively restated to give effect to the reverse recapitalization. See Note 1 - Nature of Business and Basis of Presentation for more information regarding the Transaction.
The Company’s potentially dilutive securities, which include SAFEs, unvested Class B Units, preferred units, warrants for Class A units, warrants for Class G units, and convertible debt, have been excluded from the computation of diluted net income (loss) per unit as the effect would be to reduce the net loss per unit. In the three and six months ended June 30, 2020, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to shareholders for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SAFEs	—	1,219,951	—	1,219,951
Unvested Class B units	—	1,123,214	2,027,508	1,123,214
Unvested Phantom units	—	—	1,727,730	—
Convertible preferred units	—	35,935,292	—	35,935,292
Warrants to purchase Class G units	—	267,939	—	267,939
Convertible debt into Class A and preferred units	—	285,000	—	285,000
Convertible Class V common shares	—	—	33,827,371	—
Public warrants for the purchase of Class A common shares	17,250,000	—	17,250,000	—
Private warrants for the purchase of Class A common shares	10,150,000	—	10,150,000	—
Earn-out Shares	10,000,000	—	10,000,000	—
Escrow Shares	3,450,000	—	3,450,000	—
	40,850,000	38,831,396	78,432,609	38,831,396
16.    Income Taxes

We are subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of ADK, LLC, as well as any stand-alone income or loss we generate. ADK, LLC is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, ADK, LLC’s taxable income or loss is passed through to its members, including us. Despite its partnership treatment, ADK, LLC is liable for income taxes for subsidiaries in foreign jurisdictions in which it operates, primarily within the United Kingdom.

Our effective tax rate in 2021 differ from the U.S. federal statutory rate primarily due to changes in valuation allowance and taxes in foreign jurisdictions.

Based primarily on our limited operating history and ADK LLC’s historical losses, we believe there is a significant uncertainty as to when we will be able to use our deferred tax assets (“DTAs”). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more likely than not that they will not be realized.

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. We have determined it is more likely than not we will be unable to utilize our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs.

The Company recorded a provision for income taxes of $57 and $19 for the three months ended June 30, 2021 and 2020, respectively. The Company recorded a provision for income taxes of $70 and $22 for the six months ended June 30, 2021 and 2020, respectively. Income taxes are primarily related to the Company’s operations in the UK.
17.    Commitments and Contingencies
Litigation
The Company may be a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations or cash flows.
Lease Commitments
In July 2015, the Company entered into a five-year operating lease for its 14,881 square foot headquarters in Aliso Viejo, California, which is payable monthly with periodic rent adjustments over the lease term. The lease requires a security deposit of $30, which is recorded in other assets on the Company’s condensed consolidated balance sheets as well as a tiered, time-based letter of credit that has now reached its lowest tier of $200. Subsequently, the lease was extended through the end of June 2023.

In October 2015, the Company entered into a five-year operating lease for its Scotland Design Center in Edinburgh, Scotland, which is payable monthly with periodic rent adjustments over the lease term. The lease expired in October 2020. During 2019, the Company entered into a sub-lease agreement with a third party for the Scotland Design Center facility. Separately, effective January 2020, the Company entered into a lease for a property in Scotland. The lease agreement has a term through December 2022 and monthly rent of approximately $19.
In August 2017, the Company entered into a lease assignment and assumption agreement for its design center in Austin, Texas. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expired in April 2021 and is currently on a month-to-month basis.
In October 2017, the Company entered into a 26-month operating lease for its Wuxi sales and design center. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term. The lease was subsequently extended through December 2021.
In April 2020, the Company entered into a lease for a location in Shanghai, China. The lease expires in February 2022. Rent is approximately $3 per month.
In June 2020, the Company entered into a month-to-month lease for a location in San Francisco for approximately $1 a month.

In April 2021, the Company entered into a three-year operating lease for a location in Budapest, Hungary, which is payable monthly for approximately $6 a month.

In May 2021, the Company entered into a seven-year operating lease for a location in Detroit, Michigan, which is payable monthly with periodic rent adjustments over the lease term. The lease will expire in 2028 with an initial monthly rent of approximately $22 a month.

Rent expense is recognized on a straight-lined basis over the lease term and is included in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$202	$200	$400	$370
Selling, general, and administrative	49	31	87	73
	$251	$231	$487	$443
The following table summarizes the future minimum lease payments due under operating leases as of June 30, 2021:

2021 (remaining six months)	$483
2022	1,009
2023	583
2024	316
2025	286
Thereafter	817
$3,494
Tax Distributions
To the extent the Company has funds legally available, the board of directors will approve distributions to each member, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the board of directors or paid by the Company during the six months ended June 30, 2021 and 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF INDIE
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of indie and its subsidiaries prior to the consummation of the Transaction. Throughout this section, unless otherwise noted, “indie” refers to indie Semiconductor and its consolidated subsidiaries.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in the registration statement on Form S-1 filed with the Securities and Exchange Commission on July 2, 2021. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.
OUR COMPANY
indie Semiconductor offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), light detection and ranging (“LiDAR”), connected car, user experience and electrification applications. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Budapest, Hungary; Dresden, Germany; Edinburgh, Scotland and several locations throughout China..
We maintain design centers for our semiconductor engineers and designers in the United States, Scotland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the six months ended June 30, 2021 and 2020, approximately 66% and 80%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.
We have incurred significant operating losses since inception. Our net operating losses were $26.6 million and $9.2 million for the six months ended June 30, 2021 and 2020, respectively, of which $6.4 million and $0.4 million, respectively, was attributable to the non-controlling interest. In addition, as of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $95.4 million and $153.3 million, respectively.
Reverse Recapitalization with Thunder Bridge Acquisition II

On June 10, 2021, we completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021 (the “MTA”). In connection with the Transaction, Thunder Bridge II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, TB2 was domesticated into a Delaware corporation and merged with and into and a merger subsidiary of Surviving Pubco. Additionally, we consummated a Private Investment in Public Entity (“PIPE”) financing, pursuant to which Surviving Pubco issued 15 million Class A common shares, generating net proceeds of $150 million as a result of the Transaction. Also on June 10, 2021, Surviving Pubco changed its name to indie Semiconductor, Inc., and listed our shares of Class A common stock, par value $0.0001 per share on The Nasdaq Stock Market LLC under the symbol “INDI”.

The most significant change in our reported financial position and results of operations in comparison to the prior year is gross cash proceeds of $399.5 million from the Transaction, which includes $150.0 million in proceeds from the PIPE financing that was consummated in conjunction with the Transaction. The increase in cash was offset by transaction costs incurred in connection with the Transaction of approximately $44.5 million plus the retirement of indie’s long-term debt of $15.6 million. Approximately $29.8 million of the transaction costs and all of indie’s long-term debt were paid as of June 30, 2021. Approximately $21.8 million of the transaction costs paid as of June 30, 2021 were paid by TB2 as part of the closing of the Transaction. The remainder transaction costs are expected to be paid in the third quarter of 2021.

Upon consummation of the Transaction, indie-designated directors were appointed to seven of the nine seats of the combined company’s board of directors; our Chief Executive Officer and President were appointed as the other two board members; our existing senior management became the senior management of the combined company; and the current stockholders of indie became the owners of approximately 26% of the outstanding shares of Class A common stock of the combined company. Accordingly, the Transaction is being accounted for as a reverse recapitalization, whereby indie is the acquirer for accounting and financial reporting purposes and Surviving Pubco, Inc is the legal acquirer. A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the consolidated financial statements of legacy ADK LLC in many respects. The shares remaining after redemptions, and the unrestricted net cash and cash equivalents on the closing of the Transaction, are being accounted for as a capital infusion to ADK LLC.

As a consequence of the Transaction, we became an SEC-registered, Nasdaq-listed company, which has required, and will continue to require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative expenses.

Additionally, we expect our capital and operating expenditures will increase significantly in connection with ongoing activities as we invest additional working capital for various research and development projects, additional investments in equipment to meet increased project needs, and additional operating expenses to hire project managers, technicians, sales, partnership and customer service personnel, data scientists, trading teams, software engineers and administrative staff.

Our historical operations and statements of assets and liabilities may not be comparable to the operations and statements of assets and liabilities of the combined company as a result of the Transaction.
Impact of COVID-19

The COVID-19 pandemic (the “Pandemic”) and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. The duration and extent of the Pandemic depends on future developments that cannot be accurately predicted at this time, including the duration and severity of the Pandemic, the severity and transmission rates of new and more contagious and/or vaccine-resistant variants of COVID-19, and the actions taken to contain it or treat COVID-19, including the availability, distribution, rate of public acceptance and efficacy of vaccines for COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Pandemic has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the Pandemic remains unknown.
We experienced a decrease in customer demand and product shipments in the second quarter of fiscal year 2020. This decrease was primarily the result of closures or reduced capacity at customer manufacturing facilities in China. During the second half of fiscal year 2020, customer manufacturing facilities re-opened and demand increased. As customer demand increased beginning the second half of fiscal year 2020, the semiconductor industry, and automotive semiconductors in particular, experienced material shortages and supply constraints. Given our reliance on third-party manufacturing suppliers, these industry dynamics have resulted in certain instances of extended production lead times, increased production and expedite costs, and delays in meeting increasing customer demand for its products, which if unabated, present a significant risk to us. In certain circumstances, we have increased order lead times and placed purchase orders with suppliers based on our anticipated demand requirements for the balance of 2021 in efforts to secure production capacity allocation. However, we cannot predict the duration or magnitude of the pandemic or the full impact that it may have on our financial condition, operations, and workforce. We will continue to actively monitor the rapidly evolving situation related to the Pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.

OPERATING RESULTS

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021		2020
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$8,888	97%	$3,337	90%	$5,551	166%
Contract revenue	292	3%	371	10%	(79)	(21)%
Total revenue	$9,180	100%	$3,708	100%	$5,472	148%
Revenue for the three months ended June 30, 2021 was $9.2 million, compared to $3.7 million for the three months ended June 30, 2020, an increase of $5.5 million or 148%, which was primarily driven by a $4.0 million increase due to higher product volume (units sold) due to the continued growth in demand from our customers and as the effects of the Pandemic began to diminish. Change in product mix and increase in average selling price (“ASP”) attributed to the remainder increase in revenue year-over-year.
Operating Expenses

	Three Months Ended June 30,
	2021		2020
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$5,319	58%	$2,198	59%	$3,121	142%
Research and development	13,486	147%	4,799	129%	8,687	181%
Selling, general, and administrative	8,878	97%	1,329	36%	7,549	568%
Total operating expenses	$27,683	302%	$8,326	225%	$19,357	232%

Cost of goods sold for the three months ended June 30, 2021 was $5.3 million, compared to $2.2 million for the three months ended June 30, 2020. The increase of $3.1 million or 142% was primarily due to a $2.1 million increase in production volume given the increase in revenue above, $0.9 million increase in product cost and $0.1 million net increase due to change in product mix, which included the sell-through of previously reserved inventory.
Research and development expense for the three months ended June 30, 2021 was $13.5 million, compared to $4.8 million for the three months ended June 30, 2020. The increase of $8.7 million or 181% was primarily due to $5.2 million increase in the personnel costs as we increased the number of employees working on product development, $2.5 million increase in product development costs and a $0.5 million increase in various outside professional services and equipment costs as we continue with our growth. The increase in personnel costs included a $2.6 million charge for share-based compensation expense for all shares vested through period-end that required the consummation of the Transaction to be recognized. We expect research and development expense to continue to increase as we grow our headcount to support pent-up customer demand.
Selling, general and administrative expense for the three months ended June 30, 2021 was $8.9 million, compared to $1.3 million for the three months ended June 30, 2020. The increase of $7.5 million or 568% was primarily due to a $6.3 million increase in personnel costs and a $0.6 million increase in the Transaction related audit and tax consulting costs. The increase in personnel costs was primarily driven by a $5.3 million charge for share-based compensation expense for all shares vested through period-end that required the consummation of the Transaction to be recognized. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and our obligations as a publicly traded company.

Other income (expense), net

	Three Months Ended June 30,
	2021	2020
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$13	$6	$7	117%
Interest expense	(530)	(551)	21	(4)%
Gain (loss) from change in fair value of SAFEs	2,500	(1,866)	4,366	(234)%
Gain (loss) from change in fair value of warrants	11,316	—	11,316	100%
Gain (loss) from change in fair value of earn-out liabilities	17,839	—	17,839	100%
Gain (loss) from extinguishment of debt	304	—	304	100%
Other income	106	56	50	89%
Total other income (expense), net	$31,548	$(2,355)	$33,903	(1440)%
Interest income for the three months ended June 30, 2021 increased by 117% from the three months ended June 30, 2020. The increase was a result of higher cash balances held in interest bearing accounts.
Interest expenses for the three months ended June 30, 2021 was $0.5 million, compared to $0.6 million for the three months ended June 30, 2020. Interest expenses relate to the routine cash and non-cash interest expenses on outstanding debt obligations. All long-term debts have been paid off as of June 30, 2021 post our consummation of the Transaction.
For the three months ended June 30, 2021, we recognized gain (loss) from change in fair value for SAFEs, warrants and earn-out liabilities of $2.5 million, $11.3 million and $17.8 million, respectively. The gains (losses) recorded for the three months ended June 30, 2021 each represent the following:

i) SAFEs: Upon the closing of the Transaction on June 10, 2021, the SAFE holders converted their SAFEs to Class A common stock of indie. The loss of $2.5 million represents the change in fair value in SAFEs from March 31, 2021 to June 10, 2021. No change in fair value of SAFEs will be recorded going forward.

ii) Warrants: Upon the consummation of the Transaction on June 10, 2021, we recognized warrant liability of $74.4 million and subsequently remeasured the warrant liability to the fair value of $63.1 million at the reporting date. The change in fair value of our warrant liability of $11.3 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $9.88 per share on June 30, 2021 from $10.87 per share on June 10, 2021.

iii) Earn-out liability: Upon the consummation of the Transaction on June 10, 2021, we recognized earn-out liability of $119.8 million and subsequently remeasured the earn-out liability to the fair value of $101.8 million at the reporting date. The change in fair value of our earn-out liability of $17.8 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $9.88 per share on June 30, 2021 from $10.87 per share on June 10, 2021.
For the three months ended June 30, 2021, we recognized a net gain of $0.3 million on extinguishment of debt. The net gain was attributable to a gain of $1.9 million from the PPP loan as we received forgiveness from SBA on May 20, 2021, partially offset by a loss of $1.6 million from the repayment of the Trinity loan on June 17, 2021.

Other income for the three months ended June 30, 2021 increased to $0.1 million, compared to the three months ended June 30, 2020 due to a favorable shift in foreign currency exchange rates.
Income Tax Expense
Income tax expenses for the three months ended June 30, 2021 and 2020 were primarily a result of operations in the United Kingdom.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,
	2021		2020
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$16,371	95%	$7,562	90%	$8,809	116%
Contract revenue	923	5%	809	10%	114	14%
Total revenue	$17,294	100%	$8,371	100%	$8,923	107%
Revenue for the six months ended June 30, 2021 was $17.3 million, compared to $8.4 million for the six months ended June 30, 2020, an increase of $8.9 million or 107%, which was primarily driven by a $7.2 million increase due to higher product volume (units sold) as demand from our customers continue to grow. Change in product mix and increase in ASP attributed to the remainder increase in revenue year-over-year.
Operating expenses

	Six Months Ended June 30,
	2021		2020
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$10,167	59%	$5,078	61%	$5,089	100%
Research and development	22,163	128%	9,634	115%	12,529	130%
Selling, general, and administrative	11,573	67%	2,815	34%	8,758	311%
Total operating expenses	$43,903	254%	$17,527	209%	$26,376	150%
Cost of goods sold for the six months ended June 30, 2021 was $10.2 million, compared to $5.1 million for the six months ended June 30, 2020. The increase of $5.1 million or 100% was primarily due to a $3.8 million increase in production volume given the increase in revenue above and a $1.4 million increase due to an increase in material costs partially offset by a $0.1 million net decrease due to change in product mix, which included the sell-through of previously reserved inventory.
Research and development (“R&D”) expense for the six months ended June 30, 2021 was $22.2 million, compared to $9.6 million for the six months ended June 30, 2020. This increase of $12.5 million or 130% is primarily driven by a $6.9 million increase in the personnel costs, a $3.8 million increase in various R&D program expenses and a $1.1 million in outside professional fees and general office equipment as we continue with our growth. The increase in personnel costs was driven by increase in the headcount to support the continuous growth in customer demand. Additionally, total personnel costs for the six months ended June 30, 2021 included $2.6 million share-based charge for share-based compensation expense for all shares vested through period-end that required the consummation of the Transaction to be recognized. We expect research and development expense to continue to increase as we grow our headcount to support pent-up customer demand.
Selling, general and administrative expense for the six months ended June 30, 2021 was $11.6 million, compared to $2.8 million for the six months ended June 30, 2020. The increase of $8.8 million or 311% is primarily due to a $6.7 million increase in personnel costs and a $1.5 million increase in outside professional fees. The increase in personnel costs consists of a $5.4 million charge for share-based compensation expense for all shares vested through period-end that required the consummation of the Transaction to be recognized. The increase in outside professional fees includes $1.0 million in SPAC related transaction fees that is primarily for audit and tax related services. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and our obligations as a publicly traded company.

Other income (expense), net

	Six Months Ended June 30,
	2021	2020
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$20	$12	$8	67%
Interest expense	(1,150)	(1,103)	(47)	4%
Gain (loss) from change in fair value of SAFEs	21,600	(2,215)	23,815	(1075)%
Gain (loss) from change in fair value of warrants	11,316	—	11,316	100%
Gain (loss) from change in fair value of earn-out liabilities	17,839	—	17,839	100%
Gain (loss) from extinguishment of debt	304	—	304	100%
Other income	99	112	(13)	(12)%
Total other income (expense), net	$50,028	$(3,194)	$53,222	(1666)%
Interest income for the six months ended June 30, 2021 increased by 67% from the six months ended June 30, 2020. The increase was a result of higher cash balances held in interest bearing accounts.
Interest expenses for the six months ended June 30, 2021 was $1.2 million, compared to $1.1 million for the six months ended June 30, 2020. Interest expenses relate to the routine cash and non-cash interest expenses on outstanding debt obligations. All long-term debts have been paid off as of June 30, 2021 post our consummation of the Transaction.
For the six months ended June 30, 2021, we recognized gain from fair value remeasurement for SAFEs, warrants and contingent earn-outs of $21.6 million, $11.3 million, and $17.8 million, respectively. The gains recorded for the six months ended June 30, 2021 represent the following:

i) SAFEs: Upon the closing of the Transaction on June 10, 2021, the SAFE holders converted their SAFEs to Class A common stock of indie. The gain of $21.6 million represents the change in fair value in SAFEs from December 31, 2021 to June 10, 2021. No change in fair value of SAFEs is recorded going forward.

ii) Warrants: Upon the consummation of the Transaction on June 10, 2021, we recognized warrant liability of $74.4 million and subsequently remeasured the warrant liability to the fair value of $63.1 million at the reporting date. The change in fair value of our warrant liability of $11.3 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq for $9.88 per share on June 30, 2021 from $10.87 per share on June 10, 2021.

iii) Earn-out liability: Upon the consummation of the Transaction on June 10, 2021, we recognized earn-out liability of $119.8 million and subsequently remeasured the earn-out liability to the fair value of $101.8 million at the reporting date. The change in fair value of our earn-out liability of $17.8 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $9.88 per share on June 30, 2021 from $10.87 per share on June 10, 2021.
For the six months ended June 30, 2021, we recognized a net gain of $0.3 million on extinguishment of debt. The net gain was attributable to a gain of $1.9 million from the PPP loan as we received forgiveness from SBA on May 10, 2021, partially offset by a loss of $1.6 million from the repayment of the Trinity loan on June 17, 2021.

Other income for the six months ended June 30, 2021 decreased to $0.1 million, compared to the six months ended June 30, 2020 due to an unfavorable shift in foreign currency exchange rates.
Income Tax Expense
Income tax expenses for the six months ended June 30, 2021 and 2020 primarily a result of operations in the United Kingdom.

JOBS Act

The JOBS Act permits an emerging growth company (“EGC”) such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date on which we are deemed to be a “large accelerated filer,” which would occur if the market value of our equity securities held by nonaffiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering, or December 31, 2024.

We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for public companies.
Liquidity and Capital Resources
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On June 10, 2021, we completed the Transaction, which resulted in approximately $354.9 million of net cash proceeds. As of June 30, 2021, our balance of cash and cash equivalents was $354.2 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and accounts receivable, and general and administrative expenditures. In addition, we use cash to purchases of capital and software assets.
We expect to continue to incur net operating losses and negative cash flows from operations and we expect our research and development expenses, general and administrative expenses and capital expenditures will continue to increase as we continue to expand our operations. We also anticipate our expenses and capital requirements to increase in connection with our ongoing initiatives to expand our operations, product offerings and customer base.

The following table summarizes our consolidated cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change	Change
	2021	2020	$	%
Net cash used in operating activities	$(22,133)	$(10,723)	$(11,410)	106%
Net cash used in investing activities	(852)	(227)	(625)	275%
Net cash provided by financing activities	358,468	10,600	347,868	3282%
Operating Activities
Cash flows from operating activities during 2021 mostly consisted of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.
For the six months ended June 30, 2021, net cash used in the operating activities was $22.1 million, which included net income of $23.3 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $50.8 million of gains resulting from change in fair values for SAFEs, warrants and earn-out liability and a $0.3 million net gain from extinguishment of long-term debts and forgiveness from the PPP loan. These non-cash decreases were partially offset by $8.0 million in share-based compensation expense and $1.2 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $4.2 million of cash, primarily driven by an increase in accounts receivable and prepaid and other current assets.
Cash used in operating activities during the six months ended June 30, 2020 was $10.7 million, mostly consisted of net loss of $12.4 million adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash charges primarily consisted of $2.2 million loss from change in fair value of SAFEs and $1.3 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $3.0 million of cash, primarily driven by a decrease in accounts payable and other liabilities and an increase in inventory.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $0.9 million and $0.2 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 of $358.5 million, which was primarily attributed to $377.7 million net cash acquired from TB2 as we closed the Transaction on June 10, 2021 and $5.0 million of proceeds from issuance of SAFEs in April 2021. These increases in cash were partially offset by $6.2 million transaction costs incurred in connection with the Transaction and $15.0 million repayment of long-term debt and related termination fees. Total transaction costs incurred in relation to the Transaction was approximately $44.5 million, we will pay the remainder balance in the third quarter of 2021.
Cash provided by financing activities for the six months ended June 30, 2020 of $10.6 million was primarily the result of $12.8 million in proceeds from the issuance of debt and SAFEs, and $1.5 million in proceeds from the sale of noncontrolling interest. Proceeds received from the sale of noncontrolling interest related to our Chinese subsidiary, Wuxi, which used the proceeds to fund operations. The increase was partially offset by $3.4 million of repayment of long-term debt.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of June 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified in our internal control over financial reporting related to lack of segregation of duties related to roles and responsibilities in the accounting department. As of June 30, 2021, we took a number of actions to continue to remediate these material weaknesses, including:

•we added finance personnel to the organization to improve the current segregation of roles and responsibilities; and

•we initiated the process of evaluating of a new Enterprise Resource Planning (“ERP”) system in order to mitigate the internal control gaps and limitations that cannot be addressed by the current ERP around segregation of duties, and to enhance the information technology general controls environment.

We are still in the process of implementing these controls. We intend to continue to take steps to remediate the material weaknesses through formalizing documentation of policies and procedures and further evolving our accounting processes.

While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as described above, during the three and six months ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.
ITEM 1A. RISK FACTORS
The business, financial condition, and operating results of the Company can be affected by many factors, whether currently known or unknown, including but not limited to those described in Form S-1 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past or the anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price. There have been no material changes to the Company’s risk factors disclosed under the heading “Risk Factors” in the Form S-1 filed on July 2, 2021.
ITEM 6. FINANCIAL STATEMENTS AND EXHIBITS.
(d) Exhibits

Exhibit Number	Description of Exhibit
2.1
Master Transactions Agreement, dated effective December 14, 2020, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein, and also included as Annex B-1 to the proxy statement/prospectus (previously filed as Exhibit 2.1 of Form 8-K filed by Thunder Bridge II with the SEC on December 15, 2020).

2.2
Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (previously filed by Thunder Bridge II as Exhibit 2.2 of Form S-4/A filed with the SEC on May 4, 2021)

3.1
Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 10, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)

3.2	Amended and Restated Bylaws of indie Semiconductor, Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
4.1	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
4.2	Specimen Warrant Certificate (included in Exhibit 4.3, as amended by Exhibit 4.4). (incorporated by reference to Exhibit 4.2 of the form 8-K filed by the registrant with the SEC on June 16, 2021)
4.3
Warrant Agreement between Continental Stock Transfer & Trust Company and Thunder Bridge II (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Thunder Bridge II with the SEC on August 14, 2019).

4.4	Warrant Agreement Assignment and Assumption Agreement (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
10.1	Eighth Amended and Restated Limited Liability Company Agreement of indie LLC (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
10.2	Subscription Agreement for the PIPE Investment (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by Thunder Bridge II with the SEC on December 15, 2020)
10.3	indie Semiconductor, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
10.4
Form of Indemnification Agreement between registrant and certain officers and directors of registrant. (incorporated by reference to Exhibit 10.4 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)

10.5
Exchange Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders. (incorporated by reference to Exhibit 10.5 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)

10.6
Tax Receivable Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders. (incorporated by reference to Exhibit 10.6 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)

10.7
Registration Rights Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders. (incorporated by reference to Exhibit 10.7 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)

10.8	Form of Lock-up Agreement by certain indie Equity Holders. (incorporated by reference to Exhibit 10.8 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
10.9
Registration Rights Agreement, dated August 8, 2019, between Thunder Bridge II, Sponsor and the holders party thereto (incorporated by reference to Exhibit 10.4 of Form S-1/A (File No. 333-232688) filed by Thunder Bridge II with the SEC on July 29, 2019)

10.10
Private Placement Warrants Purchase Agreement between Thunder Bridge II and Thunder Bridge Acquisition II LLC (incorporated by reference to Exhibit 10.6 of Form S-1/A (File No. 333-232688) filed by Thunder Bridge II with the SEC on July 29, 2019)

10.11
Sponsor Letter Agreement by and among Thunder Bridge II, Sponsor and indie, dated December 14, 2020 (incorporated by reference to Exhibit 10.6 of Form 8-K filed with by Thunder Bridge II the SEC on December 15, 2020)

10.12
Loan and Security Agreement, dated January 13, 2015, and relevant amendments thereto, by and between Square 1 Bank (now Pacific Western Bank) and indie LLC. (incorporated by reference to Exhibit 10.12 of the Form 8-K filed by the registrant with the SEC on June 16, 2021).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 .INS	Inline XBRL Instance Document
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 .LAB	Inline XBRLTaxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INDIE SEMICONDUCTOR, INC.

August 13, 2021	By:	/s/ Thomas Schiller
		Name:	Thomas Schiller
		Title:	Chief Financial Officer & EVP of Strategy (Principal Financial Officer)