Form 10-Q
period 2021-09-30
indie Semiconductor, Inc.
filed 2021-11-12
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of November 8, 2021 was 96,241,328 (excluding 3,450,000 Class A shares held in escrow and 1,603,933 Class A shares subject to restricted stock awards) and 33,827,371, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Comprehensive Loss	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest	6
	Condensed Consolidated Statements of Cash Flows	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

Part II. Other Information		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 5	Other Information	44
Item 6.	Exhibits	45
Signatures		46

1

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (including within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results included in such forward-looking statements. In addition to the factors previously disclosed in our registration statement on Form S-1 (SEC File No. 333-257629), in the Company’s other public reports filed with the SEC (including those identified under “Risk Factors” therein) and under “Risk Factors” in Part II, Item 1A herein, the following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the impact of the COVID-19 pandemic; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; our ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company may make, including our ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; trade restrictions and trade tensions; and political and economic instability in the Company’s target markets. indie cautions that the foregoing list of factors is not exclusive.

All information set forth herein speaks only as of the date hereof, and the Company disclaims any intention or obligation to update any forward-looking statements made in this report or in its other public filings, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$323,865	$18,698
Accounts receivable, net of allowance for doubtful accounts of $60 as of September 30, 2021 and $185 as of December 31, 2020	8,857	5,913
Inventory, net	5,549	2,900
Prepaid expenses and other current assets	3,599	2,465
Total current assets	341,870	29,976
Property and equipment, net	3,282	2,169
Intangible assets, net	11,608	1,088
Goodwill	1,739	1,739
Other assets and deposits	193	154
Total assets	$358,692	$35,126

Liabilities and stockholders' equity
Accounts payable	$5,365	$4,554
Accrued expenses and other current liabilities	6,282	2,522
Intangible asset contract liability	2,499	2,270
Deferred revenue	377	1,665
Simple agreements for future equity ("SAFEs")	—	102,700
Current debt obligations	2,296	8,488
Total current liabilities	16,819	122,199
Long-term debt, net of current portion	—	12,345
Warrant liability	103,492	—
Earn-out liability	147,317	—
Intangible asset contract liability, net of current portion	9,316	400
Other long-term liabilities	2,401	1,674
Total liabilities	279,345	136,618
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 101,482,466 and 38,255,490 shares issued, 96,428,533 and 34,413,634 shares outstanding as of September 30, 2021 and December 31, 2020, respectively.	9	3
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 33,827,371 and 33,373,294 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	3	3
Additional paid-in capital	271,738	43,155
Accumulated deficit	(175,056)	(153,264)
Accumulated other comprehensive loss	61	(209)
indie's stockholders' equity (deficit)	96,755	(110,312)
Noncontrolling interest	(17,408)	8,820

Total stockholders' equity (deficit)	79,347	(101,492)
Total liabilities and stockholders' equity	$358,692	$35,126
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Product revenue	$11,099	$5,732	$27,470	$13,294
Contract revenue	1,058	1,854	1,981	2,663
Total revenue	12,157	7,586	29,451	15,957
Operating expenses:
Cost of goods sold	6,930	3,664	17,097	8,742
Research and development	15,043	5,823	37,206	15,457
Selling, general, and administrative	11,442	1,265	23,015	4,080
Total operating expenses	33,415	10,752	77,318	28,279
Loss from operations	(21,258)	(3,166)	(47,867)	(12,322)
Other income (expense), net:
Interest income	16	6	36	18
Interest expense	(25)	(517)	(1,175)	(1,620)
Gain (loss) from change in fair value of SAFEs	—	(18,520)	21,600	(20,735)
Gain (loss) from change in fair value of warrants	(40,401)	—	(29,085)	—
Gain (loss) from change in fair value of earn-out liabilities	(45,516)	—	(27,677)	—
Gain (loss) from extinguishment of debt	—	—	304	—
Other income (expense)	(1,013)	28	(914)	140
Total other expense, net	(86,939)	(19,003)	(36,911)	(22,197)
Net loss before income taxes	(108,197)	(22,169)	(84,778)	(34,519)
Income tax (benefit) expense	(36)	(13)	34	9
Net loss	(108,161)	(22,156)	(84,812)	(34,528)
Less: Net loss attributable to noncontrolling interest	(28,512)	(197)	(22,127)	(590)
Net loss attributable to indie Semiconductor, Inc.	$(79,649)	$(21,959)	$(62,685)	$(33,938)

Net loss attributable to common shares —basic	$(79,649)	$(21,959)	$(62,685)	$(33,938)
Net loss attributable to common shares —diluted	$(79,649)	$(21,959)	$(62,685)	$(33,938)

Net loss per share attributable to common shares —basic	$(0.83)	$(0.70)	$(1.07)	$(1.09)
Net loss per share attributable to common shares —diluted	$(0.83)	$(0.70)	$(1.07)	$(1.09)

Weighted average common shares outstanding—basic (1)	96,368,379	31,349,643	58,791,245	31,153,933
Weighted average common shares outstanding—diluted (1)	96,368,379	31,349,643	58,791,245	31,153,933
(1) Retroactively restated to give effect to the reverse recapitalization.

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(108,161)	$(22,156)	$(84,812)	$(34,528)
Other comprehensive income (loss):
Foreign currency translation adjustments	172	119	230	58
Comprehensive loss	(107,989)	(22,037)	(84,582)	(34,470)

Less: Comprehensive loss attributable to noncontrolling interest	(28,514)	(197)	(22,127)	(590)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(79,475)	$(21,840)	$(62,455)	$(33,880)
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Members' Equity		Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Deficit

	Units	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance as of December 31, 2019	2,251,020	$41,468	—	$—	—	$—	$577	$(55,766)	$(241)	$(13,962)	$3,380	$(10,582)
Retroactive application of recapitalization	(2,251,020)	(41,468)	33,405,625	3	33,373,294	3	41,462	—	—	—	—	—
Adjusted balance, beginning of period	—	—	33,405,625	3	33,373,294	3	42,039	(55,766)	(241)	(13,962)	3,380	(10,582)

Vesting of equity awards	—	—	213,673	—	—	—	—	—	—	—	—	—
Proceeds from sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1,452	1,452
Net loss	—	—	—	—	—	—	—	(5,121)	—	(5,121)	(259)	(5,380)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(68)	(68)	(10)	(78)

Balance as of March 31, 2020	—	—	33,619,298	$3	33,373,294	$3	$42,039	$(60,887)	$(309)	$(19,151)	$4,563	$(14,588)

Vesting of equity awards	—	—	130,522	—	—	—	—	—	—	—	—	—
Issuance of Class H Units	—	—	125,101	—	—	—	711	—	—	711	—	711
Net loss	—	—	—	—	—	—	—	(6,858)	—	(6,858)	(134)	(6,992)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7	7	10	17

Balance as of June 30, 2020	—	—	33,874,921	$3	33,373,294	$3	$42,750	$(67,745)	$(302)	$(25,291)	$4,439	$(20,852)

Vesting of equity awards	—	—	215,174	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(21,959)	—	(21,959)	(197)	(22,156)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	119	119	—	119

Balance as of September 30, 2020	—	$—	34,090,095	$3	33,373,294	$3	$42,750	$(89,704)	$(183)	$(47,131)	$4,242	$(42,889)
(1) Retroactively restated to give effect to the reverse recapitalization.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Members' Equity		Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit) Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity (Deficit)

	Units	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance as of December 31, 2020	2,287,279	$42,179	—	$—	—	$—	$982	$(153,264)	$(209)	$(110,312)	$8,820	$(101,492)
Retroactive application of recapitalization	(2,287,279)	(42,179)	34,413,634	$3	33,373,294	$3	$42,173	$—	$—	$—	$—	$—
Adjusted balance, beginning of period	—	—	34,413,634	3	33,373,294	3	43,155	(153,264)	(209)	(110,312)	8,820	(101,492)

Vesting of equity awards	—	—	631,121	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	10,815	—	10,815	(454)	10,361
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(88)	(88)	36	(52)

Balance as of March 31, 2021	—	—	35,044,755	$3	33,373,294	$3	$43,155	$(142,449)	$(297)	$(99,585)	$8,402	$(91,183)

Vesting of equity awards	—	—	1,133,889	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	7,968	—	—	7,968	—	7,968
Net loss through June 10, 2021	—	—	—	—	—	—	—	(13,434)	—	(13,434)	(132)	(13,566)
Reverse recapitalization on June 10, 2021	—	—	60,441,289	6	454,077	—	250,129	—	—	250,135	—	250,135
Reverse recapitalization: ADK Minority Holders interest on June 10, 2021	—	—	(378,605)	—	—	—	(36,831)	40,892	40	4,101	(4,101)	—
Net income after June 10, 2021	—	—	—	—	—	—	—	19,584	—	19,584	6,971	26,555
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	146	146	(34)	112

Balance as of June 30, 2021	—	$—	96,241,328	$9	33,827,371	$3	$264,421	$(95,407)	$(111)	$168,915	$11,106	$180,021

Vesting of equity awards	—	—	187,205	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	6,217	—	—	6,217	—	6,217
Reverse recapitalization adjustment	—	—	—	—	—	—	1,100	—	—	1,100	—	1,100

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

Net loss	—	—	—	—	—	—	—	(79,649)	—	(79,649)	(28,512)	(108,161)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	172	172	(2)	170

Balance as of September 30, 2021	—	$—	96,428,533	$9	33,827,371	$3	$271,738	$(175,056)	$61	$96,755	$(17,408)	$79,347
(1) Retroactively restated to give effect to the reverse recapitalization.

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(84,812)	$(34,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,397	1,984
Inventory impairment charges	78	485
Share-based compensation	14,185	—
Amortization of discount and cost of issuance of debt	198	149
Bad debts	125	74
Non-cash interest expense	—	327
(Gain) loss from change in fair value remeasurement of SAFEs	(21,600)	20,735
(Gain) loss from change in fair value of warrants	29,085	—
(Gain) loss from change in fair value of earn-out liability	27,677	—
(Gain) loss from change in fair value of currency forward contract	1,200	—
(Gain) loss from extinguishment of debt	(304)	—
Deferred City Semi compensation	375	278
Changes in operating assets and liabilities:
Accounts receivable	(3,047)	(471)
Inventory	(2,730)	350
Accounts payable	625	(1,755)
Accrued expenses and other current liabilities	2,814	37
Deferred revenue	(1,113)	(2,139)
Prepaid and other current assets	(2,848)	—
Other long-term liabilities	782	(53)
Net cash used in operating activities	(36,913)	(14,527)
Cash flows from investing activities:
Purchases of property and equipment	(1,668)	(625)
Purchases of intangible assets	(784)	—
Payments for acquired software license	—	(113)
Business combination, net of cash	—	(38)
Net cash used in investing activities	(2,452)	(776)
Cash flows from financing activities:
Proceeds from issuance of SAFEs	5,000	15,250
Proceeds from sale of noncontrolling interest	—	1,452
Proceeds from issuance of debt obligations	155	4,973
Proceeds from reverse recapitalization	377,663	—
Issuance costs related to reverse recapitalization	(19,902)	—
Payments on debt obligations	(15,008)	(4,183)
Payments on financed software	(2,270)	(400)
Redemption of Class H units	(900)	—
Settlement of City Semi first tranche contingent consideration	(399)	—
Net cash provided by financing activities	344,339	17,092
Effect of exchange rate changes on cash and cash equivalents	193	21
Net increase in cash and cash equivalents	305,167	1,810
Cash and cash equivalents at beginning of period	18,698	7,155

Cash and cash equivalents at end of period	$323,865	$8,965

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,188	$1,121

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$206	$3
Conversion of historical members' equity	$41,278	$—
Class G warrants cashless exchange	$407	$—
Conversion of SAFEs	$86,100	$—
Conversion of Embry Notes	$4,119	$—
Recognition of earn-out considerations	$119,759	$—
Recognition of warrant liabilities	$74,408	$—
Accrual for purchases of intangible assets	$12,198	$64
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
(Unaudited)
1.    Nature of the Business and Basis of Presentation

indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) are collectively referred to herein as the “Company”. The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Budapest, Hungary; Dresden, Germany; Edinburgh, Scotland; Haifa, Israel; Quebec City, Canada; Tokyo, Japan and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.
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

The Transaction was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under the guidance in Accounting Standards Codifications (“ASC”) Topic 805, indie is treated as the “acquirer” for financial reporting purposes. As such, the Company is deemed the accounting predecessor of the combined business and is the successor registrant for U.S. Securities and Exchange Commission (“SEC”) purposes, meaning that the Company’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The most significant change in the Company’s reported financial position and results of operations was gross cash proceeds of $399,511 from the merger transaction, which includes $150,000 in gross proceeds from the PIPE financing that was consummated in conjunction with the Transaction. The increase in cash was offset by transaction costs incurred in connection with the Transaction of approximately $43,423 plus the retirement of indie’s long-term debt of $15,607. Approximately $29,770 of the transaction costs and all of indie’s long-term debt were paid as of June 30, 2021. Approximately $21,848 of the transaction costs paid as of June 30, 2021 were paid by TB2 as part of the Closing. The remainder of the transaction costs were paid as of September 30, 2021.

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
The Company experienced a decrease in customer demand and product shipments in the second quarter of fiscal year 2020. This decrease was primarily the result of closures or reduced capacity at customer manufacturing facilities in China. During the second half of fiscal year 2020, customer manufacturing facilities re-opened and demand increased. As customer demand increased during the second half of fiscal year 2020 and continued through the third quarter of 2021, the semiconductor industry, and automotive semiconductors in particular, experienced material shortages and supply constraints. Given the Company’s reliance on third-party manufacturing suppliers, these industry dynamics have resulted in certain instances of extended production lead times, increased production and expedite costs, and delays in meeting increasing customer demand for its products, which if unabated, present a significant risk to the Company. In certain circumstances, the Company has increased order lead times, and placed purchase orders with suppliers based on its anticipated demand requirements in efforts to secure production capacity allocation. However, the Company cannot predict the duration or magnitude of the Pandemic or the full impact that it may have on the Company’s financial condition, operations, and workforce. The Company will continue to actively monitor the rapidly evolving situation related to the Pandemic and may take further actions that alter the Company’s operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business.

Basis of Presentation
The condensed consolidated financial statements are prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which 74% was owned by indie as of September 30, 2021. ADK LLC’s consolidated financial statements include its wholly-owned subsidiaries Indie Services Corporation, indie LLC and Indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH, a private limited liability company incorporated under the laws of Germany, indie Kft, a limited liability company incorporated under the laws of Hungary, its majority owned subsidiary, Wuxi indie Microelectronics Ltd. (“Wuxi”), a Chinese entity 50% owned by the Company as of September 30, 2021 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the condensed consolidated financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The FASB issued ASU 2019-10-Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates in November 2019 and ASU 2020-05-Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities in June 2020. The ASUs change some effective dates for ASU 2016-02 on leasing. After applying ASU 2019-10 and 2020-05, ASU 2016-02 is effective for annual periods beginning after

December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Management has initiated the process to identify the various categories of capital and operating leases existing in its business operations. Management is also accumulating information for the additional disclosure requirements of the new standard and is evaluating changes to its internal control structure and accounting policy. Management has not completed the assessment of the impact of the accounting pronouncement on the condensed consolidated financial statements, but the adoption of the new standard is expected to result in the recognition of additional lease liabilities and right-of-use assets as of January 1, 2022.
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
The maximum contingent consideration payable in connection with the acquisition is $2,000. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500 upon the shipment of a product incorporating the acquired developed technology. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. In September 2021, the Company paid off the first tranche of the contingent consideration. The fair value of the second tranche contingent consideration liabilities was $1,200 as of September 30, 2021. The fair value of the first and second tranche contingent consideration liabilities was $500 and $900, respectively, as of December 31, 2020. The fair value of the first tranche contingent consideration liability as of December 31, 2020 was reflected in Other current liabilities within the condensed consolidated balance sheet and the fair value of the second tranche contingent consideration liability as of September 30, 2021 and December 31, 2020 is reflected in Other long-term liabilities.
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

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020

Combined revenue	$8,122	$17,101
Combined net loss before income taxes	(22,152)	(34,741)
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

On June 10, 2021, in connection with the closing of the Transaction, the Company paid $900 to redeem the Class H units previously issued.

3.    Inventory, Net
Inventory, net consists of the following:

	September 30, 2021	December 31, 2020

Work-in-process	$5,980	$4,277
Finished goods	262	882
Inventory, gross	6,242	5,159
Less: Inventory reserves	693	2,259
Inventory, net	$5,549	$2,900
During the nine months ended September 30, 2021 and 2020, the Company recognized write-downs in the value of inventory of $78 and $485, respectively. Write-downs in the value of inventory were $13 and $163 for the three months ended September 30, 2021 and 2020.
4.    Intangible Assets, Net
Intangible assets, net consist of the following:

	September 30, 2021				December 31, 2020
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software licenses	3.0	$16,545	$(5,290)	$11,255	0.6	$4,391	$(3,759)	$632
Intellectual property licenses	1.8	1,736	(1,677)	59	1.7	1,736	(1,614)	122
Developed technology	5.6	369	(75)	294	6.4	369	(35)	334
Total		$18,650	$(7,042)	$11,608		$6,496	$(5,408)	$1,088
The Company obtained software licenses which it uses for its research and development efforts related to its products.
Amortization of intangible assets for the three months ended September 30, 2021 and 2020 was $1,459 and $479, respectively. Amortization of intangible assets for the nine months ended September 30, 2021 and 2020 was $2,222 and $1,281, respectively. Amortization of intangible assets is included in research and development expense in the condensed consolidated statements of operations, respectively.
Based on the amount of intangible assets subject to amortization as of September 30, 2021, amortization expense for each of the next five fiscal years is expected to be as follows:

2021 (remaining three months)	$888
2022	3,805
2023	4,570
2024	2,221
2025	53
Thereafter	71
$11,608
5.    Goodwill
There was no change in goodwill recorded between September 30, 2021 and December 31, 2020.

6.    Debt
The following table sets forth the components of debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
Trinity term loan, due 2022	$—	$—	$—	$12,000	$(665)	$11,335
Short term loans, due 2021	621	—	621	459	—	459
PPP Loan, due 2022	—	—	—	1,868	—	1,868
Tropez loan, due 2021	—	—	—	2,000	—	2,000
Total term loans	621	—	621	16,327	(665)	15,662
Revolving line of credit	1,675	—	1,675	1,675	—	1,675
Embry convertible notes, due 2021	—	—	—	3,606	(110)	3,496
Total debt	$2,296	$—	$2,296	$21,608	$(775)	$20,833
The outstanding debt as of September 30, 2021 and December 31, 2020 is classified in the condensed consolidated balance sheets as follows:

	September 30, 2021	December 31, 2020
Current liabilities - Current debt obligations	$2,296	$8,488
Noncurrent liabilities - Long-term debt, net of current maturities	—	12,345
	$2,296	$20,833
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

PacWest Term Loan and Revolving Line of Credit
The Company entered into a loan and security agreement with Pacific Western Bank (“PacWest”, formerly Square 1 Bank) in January 2015, that provided a term loan of up to $10,000 with a maturity date of September 2020. The term loan bore interest equal to the greater of one percent above the prime rate in effect, or 4.5% on outstanding borrowings. In addition, the loan and security agreement provided for a revolving line of credit. The revolving line of credit bore interest equal to the greater of seventy-five basis points above the prime rate in effect, or 4.25% on outstanding borrowings. The terms of the loan and security agreement have been amended from time to time, with the most recent amendment dated November 5, 2021 as described below. The amendments have, among other things, extended the maturity date of the loan and adjusted the financial covenants’ borrowing limits. In August 2017 and as part of an amendment to the loan and security agreement, the Company issued a warrant to PacWest to purchase 3,388 Class G units. On June 10, 2021, these warrants were net exercised and ultimately converted into 82,187 shares of indie Class A common stock.
During 2020, the Company entered into three amendments to the PacWest loan agreement. Pursuant to the terms of the amendments, $889, the full amount of unpaid principal and interest, was transferred from the PacWest term loan to the revolving line of credit as of January 30, 2020. In addition, the amendments modified certain financial covenants, including that the Company maintain a minimum cash balance of $2,300 and adjusted the borrowing limits to $2,000.
As of September 30, 2021 and December 31, 2020, the Company had no outstanding balance on the term loan.
As of September 30, 2021 and December 31, 2020, the revolving line of credit had an outstanding balance of $1,675. The Company’s borrowings under the term loan and revolving line of credit were subject to an aggregate borrowing limit of $2,000 as of September 30, 2021 and December 31, 2020. Total borrowings at any given time under the line of credit are limited to a percentage of domestic accounts receivables less than 90 days past due and other factors.
The revolving line of credit is subject to debt covenants which, if violated, could result in the outstanding balance becoming immediately due. The Company has complied with or obtained waivers for all such covenants as of the date these financial statements were issued.

On November 5, 2021, the Company entered into an amendment to the PacWest loan agreement that (i) increased the maximum borrowing capacity under the revolving line of credit to $20,000, (ii) limited the security interests of the bank to the cash collateral set at 102.5% of the drawn amount of the loan, (iii) removed various reporting and restrictive covenants, (iv) extended the maturity date to November 4, 2022 and (iv) reduced the interest rate to 2.1% per annum. In addition, the amendment requires the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with PacWest. Upon execution of the amendment, the Company repaid the outstanding balance of $1,675 under the original line of credit to this new arrangement.
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
On June 21, 2021, the Company fully repaid the outstanding loan balance and the accrued interest of $13,261, including principal of $12,000, end-of-term fee and early termination fee of $1,200 and accrued interest of $61. As a result of the repayment, the Company recognized a loss from extinguishment of debt for $1,585, which included (i) the remaining unamortized discount and debt issuance cost of $577 and (ii) end-of-term fee and early termination fee paid not previously accrued of $1,008, in the condensed consolidated statement of operations for the nine months ended September 30, 2021.
Short Term Loans
On November 13, 2019, Wuxi entered into a short term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY 2,000, or approximately $285, and bearing interest of 4.785% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. On November 13, 2020, the terms of the agreement were extended for twelve months, and the principal and interest are due on November 15, 2021. On October 15, 2020, Wuxi entered into a short term loan agreement with Netherlands China Business Council (“NCBC”) with aggregate principal balance of CNY1,000 or approximately $151 and bearing interest of 4.785%. On April 29, 2021, Wuxi increased its short term loan principal with NCBC by CNY1,000 or approximately $155 to a total principal balance of CNY4,000. As of September 30, 2021 and December 31, 2020, the aggregate outstanding principal balance of the short term loans was $621 and $459, respectively.
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
On May 10, 2021, the entire balance of the PPP Loan was forgiven by the SBA and lender. As a result, the Company recorded a gain on extinguishment of debt of $1,889, which represented the principal balance of $1,868 and accrued interest of $21, in the condensed consolidated statement of operations for the nine months ended September 30, 2021.

The table below sets forth the components of interest expense for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense on Trinity Term Loan:
Contractual interest	—	357	719	1,163
Amortization of discount and issuance cost	—	13	138	40
	—	370	857	1,203
Interest expense on other debt obligations:
Contractual interest	24	112	258	308
Amortization of discount and issuance cost	1	35	60	109
	25	147	318	417
Total interest expense	$25	$517	$1,175	$1,620
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

In accordance with the warrant agreement relating to the Public Warrants, the Company is required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants. If a registration statement is not effective within 90 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such warrant shall not be entitled to exercise such warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the warrant exercise.

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

The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants outstanding at June 10, 2021 (there were no warrants outstanding at December 31, 2020):

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Initial Fair Value
Public Warrants	17,250,000	$11.50	$18.00	June 10, 2026	Liability	$42,435
Private Warrants	10,150,000	$11.50	N/A	June 10, 2026	Liability	$31,973

As of September 30, 2021, there have been no exercises of the warrants and the fair value was $103,492 (see Note 10).

8.     Earn-Out Liability

Earn-Out Milestones

Certain of indie’s stockholders are entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the Earn-Out Milestones are met. The Earn-Out Milestones represents two independent criteria, which each entitles the eligible stockholders to 5,000,000 earn-out shares per milestone met. Each Earn-Out Milestone is considered met if at anytime following the Transaction and prior to December 31, 2027, the volume weighted average price of indie’s Class A common stock is greater than or equal to $12.50 or $15.00 for any twenty trading days within any thirty trading day period, respectively. Further, the Earn-Out Milestones are also considered to be met if indie undergoes a Sale. A Sale is defined as the occurrence of any of the following for indie: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock ceases to be listed on a national security exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.

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

As of September 30, 2021, neither of the milestones have been achieved and the fair value was $147,317 (see Note 10). As of November 9, 2021, the first Earn-Out Milestone was achieved. It is not practicable to estimate and to disclose the preliminary fair value of the Earn-out liability upon achievement of this milestone by the issuance date of these consolidated financial statements.

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
10.    Fair Value Measurements
The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s convertible notes are estimated using the valuation of the securities into which the debt is convertible, external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company’s outstanding borrowings. The fair value of the Embry convertible notes was determined using valuation inputs categorized as Level 3. The fair values of the Company’s term loans and Tropez note generally approximated their carrying values.

On September 3, 2021, the Company also entered into a currency forward contracts of CAD $85,000 in order to hedge the risk of changes in the exchange rate of the Canadian dollar versus the U.S. dollar between the signing and closing of the TeraXion acquisition (see Note 18 - Subsequent event). An unrealized loss of $1,200 that represented the change in the exchange rate between the contract issuance date and period-end is recorded as part of Other income (expense) for both the three and nine months ended September 30, 2021. This unrealized loss was offset by a gain to a de minimis amount in October 2021 when this contract was settled.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$103,492	$103,492
Contingent earn-outs - first milestone	$—	$—	$76,698	$76,698
Contingent earn-outs - second milestone	$—	$—	$70,619	$70,619
Second tranche contingent consideration	$—	$—	$1,200	$1,200
Currency forward contract	$—	$1,200	$—	$1,200

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
SAFEs	$—	$—	$102,700	$102,700
First tranche contingent consideration	$—	$—	$500	$500
Second tranche contingent consideration	$—	$—	$900	$900

As of September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximates the carrying values.

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
The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	September 30, 2021	June 10, 2021	December 31, 2020
	Input	Input	Input
Liabilities:
SAFEs
Discount rate	—%	—%	75%
Constant volatility factor	—%	—%	40%
Geometric Brownian Motion	—	—	0.98
Warrants
Expected volatility	35.5%	34.1%	—%
First tranche contingent consideration
Discount rate	—%	—%	10.3%
Second tranche contingent consideration
Discount rate	7.5%	7.5%	10.3%
Contingent earn-outs - first milestone
Constant volatility factor	40%	35%	—%
Contingent earn-outs - second milestone
Constant volatility factor	40%	35%	—%
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
The Fifth Amended and Restated LLC Agreement (the “ADK LLC Operating Agreement”) authorized an increase of Class B units from 243,000 units to 513,846 units. The Class B units are profit interests issued to employees, directors, and consultants. See Note 14 – Share-based Compensation.
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
The Company issued warrants to purchase Class G units as part of amendments to the terms of debt agreements with Trinity and PacWest, see Note 6 – Debt. In connection with entering into the term loan agreement with Trinity in March 2018, the Company issued an aggregate of 6,250 warrants with a strike price of $35.42 to purchase Class G units. In April 2018, as part of an amendment to the loan and security agreement, the Company issued warrants to PacWest to purchase 3,388 Class G units with a strike price of $35.42. On October 1, 2020, in connection with the new loan agreement with Trinity, the Company issued additional warrants to Trinity to purchase 1,844 Class G units at a strike price of $35.42 under the same terms and features as previously issued Class G warrants.
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
12.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. As a result, the Company’s ownership of ADK LLC, was approximately 74% as of September 30, 2021. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements.

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

ADK LLC held 50% ownership in Wuxi as of September 30, 2021 and December 31, 2020. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of September 30, 2021, ADK LLC maintained its controlling ownership and financial interest in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.
13.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present revenue disaggregated by geography of the customer’s shipping location for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$2,033	$1,959	$5,910	$3,403
Greater China	7,591	4,548	17,800	9,868
Rest of North America	1,286	167	2,513	525
South America	409	214	1,004	483
Rest of Asia Pacific	127	455	701	1,168
Europe	711	243	1,523	510
Total revenue	$12,157	$7,586	$29,451	$15,957

Contract Balances
Certain assets or liabilities are recorded depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Contract liabilities primarily relate to deferred revenue, including advance consideration received from customers for contracts prior to the transfer of control to the customer, and therefore revenue is recognized upon delivery of products and services or as the services are performed. The Company also recorded unbilled revenue of $0 and $55 at September 30, 2021 and December 31, 2020, respectively, as part of its Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
The following table presents the liabilities associated with the engineering services contracts as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Deferred revenue	$377	$1,665
As of September 30, 2021 and December 31, 2020, contract liabilities were included as Deferred revenue and classified as current liabilities in the condensed consolidated balance sheets.
During the three months ended September 30, 2021 and 2020, the Company recognized $206 and $1,056, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the nine months ended September 30, 2021 and 2020, the Company recognized $819 and $1,865, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates overtime due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the unaudited condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2021, the amount of performance obligations that have not been recognized as revenue was $3,763, of which approximately 95% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, some of our customers accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	25.7%	51.6%	39.3%	57.3%
Customer B	12.9%	10.3%	5.4%	13.6%
Customer C	—%	13.2%	—%	6.4%

The loss of these customers would have a material impact on the Company’s condensed consolidated financial results.
The two largest customers represented 34% and 18% of accounts receivable as of September 30, 2021 and the two largest customers represented 35% and 12% of accounts receivable as of December 31, 2020. No other individual customer represented more than 10% of accounts receivable at either September 30, 2021 or December 31, 2020.
14.    Share-Based Compensation
At the closing of the Transaction on June 10, 2021, ADK LLC’s share-based compensation awards (as such terms are defined below) were converted into equity in indie at the Exchange Ratio of 27.80. Share and per share information below have been converted from historical disclosure based on the Exchange Ratio.
Profit Interests

Historically, per the ADK LLC Operating Agreement, ADK LLC issued Class B units (“Profits Interests” or “Class B units”) to employees, directors and consultants. Class B units entitle the holders of such units to a share of ADK LLC’s profits and distributions of ADK’s assets to the extent their capital accounts are positive. Holders of Class B units do not have voting rights except to the extent required by law.
The board of directors authorized 14,284,919 shares (or 513,846 units prior to the exchange) for grant under the ADK LLC Operating Agreement. The Class B units generally have a four-year vesting schedule, in which 25% of units vest after 12 months and the remaining 75% vest monthly over the following three-year period.
These Profit Interests are equity-classified awards. No compensation cost was recognized historically until the closing of the Transaction.

Phantom Units

On January 29, 2021, indie issued Phantom Units that give employees rights to receive, upon vesting, either 1,751,360 shares of Class A common stock (or 62,998 Phantom Units prior to giving effect to the Exchange Ratio) or the equivalent in cash at the election of indie (the “Phantom Units”). These Phantom Units had a grant date fair value of $6.83 per share of Class A common stock. The Phantom Units generally have a four-year vesting schedule, in which 25% of units vest after 12 months and the remaining 75% vest monthly over the following three-year period. Certain awards vest based on specific performance conditions. Notwithstanding the foregoing, no Phantom Units vest until December 10, 2021.
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

2021 Omnibus Equity Incentive Plan

The Company’s Board of Directors adopted the indie Semiconductor, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) effective June 10, 2021, which provides for the granting of nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, performance stock awards, performance stock awards, unrestricted stock awards, distribution equivalent rights or any combination of the foregoing to employees and directors for a total of 10,368,750 shares.

The primary purpose of the 2021 Plan is to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors.

Accounting Policy

The Company accounts for share-based compensation arrangements with employees in accordance with ASC 718-10, Compensation — Stock Compensation, which requires the Company to account for the compensation expense related to all equity awards on a fair value based method.

Prior to the consummation of the Transaction, the grant date fair value of the Class B units were determined using the Monte Carlo simulation. The significant assumptions used in valuation include the constant risk-free rate, constant volatility factor and the Geometric Brownian Motion. The following table presents the weighted average assumptions used in the valuations for grants in the nine months ended September 30, 2021 (there were no grants in the three months ended September 30, 2021):

Nine Months Ended September 30, 2021
Constant risk free rate	0.8%
Constant volatility factor	40.0%
Geometric Brownian Motion	0.981

The grant date fair value of the Phantom Units was determined by dividing the expected equity value of the Company upon the Transaction by the Company’s expected capitalization structure at the time of the grant.

The grant date fair value of the earn-out shares was valued based on the fair value of the earn-out liability at inception divided by total shares subject to earn-out liability.

The grant date fair value of restricted stock units issued per the 2021 Plan was valued based on indie’s common stock on the date of grant.

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

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	2,588	—	5,185	—
Selling, general, and administrative	3,629	—	9,000	—
Total	$6,217	$—	$14,185	$—

The following table sets forth the changes in the Company’s outstanding equity awards during the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested shares as of December 31, 2020	3,868,225	$2.72
Granted	5,188,548	$8.61
Vested	(2,005,004)	$5.31
Forfeited	(78,036)	$6.65
Nonvested shares as of September 30, 2021	6,973,733	$8.58
As of September 30, 2021, there was $44,538 of total unrecognized share-based compensation costs related to all unvested shares.
15.    Net Income (Loss) per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(108,161)	$(22,156)	$(84,812)	$(34,528)
Less: Net loss attributable to noncontrolling interest	(28,512)	(197)	(22,127)	(590)
Net loss attributable to indie Semiconductor, Inc.	$(79,649)	$(21,959)	$(62,685)	$(33,938)

Net loss attributable to common shareholders - dilutive	$(79,649)	$(21,959)	$(62,685)	$(33,938)

Denominator:
Weighted average shares outstanding - basic	96,368,379	31,349,643	58,791,245	31,153,933

Weighted average common shares outstanding—diluted	96,368,379	31,349,643	58,791,245	31,153,933

Net loss per share attributable to common shares— basic	$(0.83)	$(0.70)	$(1.07)	$(1.09)
Net loss per share attributable to common shares— diluted	$(0.83)	$(0.70)	$(1.07)	$(1.09)
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
The Company’s potentially dilutive securities, which include SAFEs, unvested Class B units, unvested restricted stock units, preferred units, warrants for Class A units, warrants for Class G units, and convertible debt, have been excluded from the computation of diluted net loss per unit as the effect would be to reduce the net loss per unit. In the three and nine months ended September 30, 2021 and 2020, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to shareholders for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SAFEs	—	4,711,711	7,651,982	4,711,711
Unvested Class B units	—	3,710,500	1,817,375	3,710,500
Unvested Phantom units	1,727,730	—	1,727,730	—
Unvested Restricted stock units	3,437,188	—	3,437,188	—
Convertible preferred units	—	35,935,292	—	35,935,292
Warrants to purchase Class G units	—	267,939	—	267,939
Convertible debt into Class A and preferred units	—	285,000	—	285,000
Convertible Class V common shares	33,827,371	—	33,827,371	—
Public warrants for the purchase of Class A common shares	17,250,000	—	17,250,000	—
Private warrants for the purchase of Class A common shares	10,150,000	—	10,150,000	—
Earn-out Shares	10,000,000	—	10,000,000	—
Escrow Shares	3,450,000	—	3,450,000	—
	79,842,289	44,910,442	89,311,646	44,910,442
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

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. Through September 30, 2021, there have not been any exchanges of units that would generate a DTA; therefore, we have not recorded a liability under the TRAs.

The Company recorded a benefit for income taxes of $36 and $13 for the three months ended September 30, 2021 and 2020, respectively. The Company recorded a provision for income taxes of $34 and $9 for the nine months ended September 30, 2021 and 2020, respectively. Income taxes are primarily related to the Company’s operations in Europe.
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

In July 2021, the Company entered into a three-year operating lease for a location in Dresden, Germany as the office location for its German entity. Rent for the associated office is payable monthly with periodic rent adjustment over the lease term. The lease will commence on October 1, 2021 and expire on September 30, 2023.

In September 2021, the Company entered into a three-year operating lease for another location in Dresden, Germany as a research and design lab for its German entity. Rent for the associated lab is payable monthly with periodic rent adjustment over the lease term. The lease will commence on November 1, 2021 and expire on October 31, 2023.

Rent expense is recognized on a straight-lined basis over the lease term and is included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$219	$211	$619	$581
Selling, general, and administrative	49	22	136	95
	$268	$233	$755	$676
The following table summarizes the future minimum lease payments due under operating leases as of September 30, 2021:

2021 (remaining three months)	$287
2022	1,074
2023	637
2024	315
2025	286
Thereafter	817
$3,416

Tax Distributions
To the extent the Company has funds legally available, the board of directors will approve distributions to each member, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the board of directors or paid by the Company during the nine months ended September 30, 2021 and 2020.
18.    Subsequent Events
For its condensed consolidated financial statements as of September 30, 2021 and the three and nine months then ended, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of September 30, 2021 through November 12, 2021, the date the condensed consolidated financial statements were issued.
Acquisition of TERAXION INC

On August 27, 2021, indie entered into a Share Purchase Agreement (the “Purchase Agreement”), pursuant to which indie’s wholly-owned Canadian subsidiary (“Purchaser”) agreed to purchase all of the outstanding capital stock of TERAXION INC, a Canadian corporation (“TeraXion”) from the existing stockholders of TeraXion (the “Acquisition”). The aggregate purchase price of the Acquisition is CAD $200 million (the “Purchase Price”), which is payable 50% in cash and 50% in indie’s shares of Class A common stock, subject to various purchase price adjustments. The Acquisition was completed on October 12, 2021 and the total consideration paid for the Acquisition consisted of (i) approximately $80.0 million in cash; (ii) the issuance by indie of 5,805,144 shares of indie Class A common stock; and (iii) the assumption by indie of TeraXion options, which will become exercisable to purchase 1,542,332 shares of indie Class A common stock.

Acquisition of ON Design Israel Ltd

On October 1, 2021, indie entered into a definitive agreement and completed its acquisition of ON Design Israel Ltd. (“ON Design Israel”), for $5.0 million in cash at closing, $7.5 million of cash in 2022 and up to $7.5 million of cash based on design win performance. Upon completion of the acquisition, ON Design Israel was renamed to indie Semiconductor Design Israel Ltd.

Acquisition of Symeo GmbH

On October 21, 2021, indie entered into a definitive agreement with Analog Devices to acquire Symeo GmbH (“Symeo”) for $10.0 million in cash at closing, $10.0 million in cash in 2023 and an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The Symeo transaction is pending approval by the German government.

The Company expects to account for the acquisitions of TeraXion and ON Design Israel as business combinations and is currently evaluating the purchase price allocation. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information for these transactions, given the short period of time between the acquisition date and the issuance of these consolidated financial statements. The Company will assess the appropriate accounting recognition for Symeo upon completion of the acquisition.

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
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements. See “Forward Looking Statements.” We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.
OUR COMPANY
indie Semiconductor offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. We focus on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Budapest, Hungary; Dresden, Germany; Edinburgh, Scotland; Haifa, Israel; Quebec, Canada; Tokyo, Japan and several locations throughout China.
We maintain design centers for our semiconductor engineers and designers in the United States, Scotland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the nine months ended September 30, 2021 and 2020, approximately 67% and 83%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Recent Acquisitions

TERAXION INC

In August 2021, we entered into a definitive agreement to acquire TERAXION INC, a Canadian corporation (“TeraXion”) from the existing stockholders of TeraXion (the “Acquisition”). The Acquisition was completed on October 12, 2021 and the total consideration paid for the Acquisition consisted of (i) approximately $80.0 million in cash; (ii) the issuance by indie of 5,805,144 shares of indie Class A common stock; and (iii) the assumption by indie of TeraXion options, which will become exercisable to purchase 1,542,332 shares of indie Class A common stock. TeraXion produces low noise lasers, Bragg gratings and integrated photonic elements to address high-performance applications. More recently, TeraXion was an optical sensing reference design partner of indie, supporting next-generation Frequency Modulated Continuous Wave systems for automotive LiDAR. The addition of TeraXion is expected to be highly synergistic and will position us to accelerate mass market deployments of LiDAR platforms.

ON Design Israel

On October 1, 2021, we entered into a definitive agreement and completed the acquisition of ON Design Israel Ltd. (“ON Design Israel”), for $5.0 million in cash at closing, $7.5 million of cash in 2022 and up to $7.5 million of cash based on design win performance.

Symeo GmbH

On October 21, 2021, we entered into a definitive agreement with Analog Devices to acquire Symeo GmbH (“Symeo”) for $10.0 million in cash at closing, $10.0 million in cash in 2023 and an equity-based earn-out of up to 858,369 shares of indie Class A common stocks based on future revenue growth. The Symeo transaction is pending approval by the German government.

The acquisition of ON Design Israel and Symeo will bring us engineering development teams with broad experience in millimeter wave technology and radar system implementation, respectively. These combinations accelerate our entry into the radar market and enable us to capture strategic opportunities among Tier 1 customers.
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

The most significant change in our reported financial position and results of operations in comparison to the prior year is gross cash proceeds of $399.5 million from the Transaction, which includes $150.0 million in proceeds from the PIPE financing that was consummated in conjunction with the Transaction. The increase in cash was offset by transaction costs incurred in connection with the Transaction of approximately $43.4 million plus the retirement of indie’s long-term debt of $15.6 million. Approximately $29.8 million of the transaction costs and all of indie’s long-term debt were paid as of June 30, 2021. Approximately $21.8 million of the transaction costs paid as of June 30, 2021 were paid by TB2 as part of the closing of the Transaction. The remainder transaction costs were paid as of September 30, 2021.

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

As a consequence of the Transaction, we became an SEC-registered, Nasdaq-listed company, which has required, and will continue to require, us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative expenses.

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
OPERATING RESULTS

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021		2020
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$11,099	91%	$5,732	76%	$5,367	94%
Contract revenue	1,058	9%	1,854	24%	(796)	(43)%
Total revenue	$12,157	100%	$7,586	100%	$4,571	60%
Revenue for the three months ended September 30, 2021 was $12.2 million, compared to $7.6 million for the three months ended September 30, 2020, an increase of $4.6 million or 60%, which was primarily driven by a $5.4 million increase in product revenue and partially offset by lower contract revenue. The increase in product revenue was due primarily to higher product volume (units sold) given the continued growth in demand from our customers globally. Change in product mix and increases in average selling price (“ASP”) contributed to the increase in revenue year-over-year. The decrease in contract revenue was due to completion of a significant project in the prior year.

Operating Expenses

	Three Months Ended September 30,
	2021		2020
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$6,930	57%	$3,664	48%	$3,266	89%
Research and development	15,043	124%	5,823	77%	9,220	158%
Selling, general, and administrative	11,442	94%	1,265	17%	10,177	805%
Total operating expenses	$33,415	275%	$10,752	142%	$22,663	211%

Cost of goods sold for the three months ended September 30, 2021 was $6.9 million, compared to $3.7 million for the three months ended September 30, 2020. The increase of $3.3 million or 89% was primarily due to a $2.8 million increase in product shipments given the increase in revenue above and a $1.1 million increase in product cost, partially offset by a $0.4 million decrease due to change in product mix.
Research and development expense for the three months ended September 30, 2021 was $15.0 million, compared to $5.8 million for the three months ended September 30, 2020. The increase of $9.2 million or 158% was primarily due to $3.1 million increase in personnel costs as we increased the number of employees working on product development, $2.5 million increase in product development costs, $2.6 million share-based compensation expense and a $0.9 million increase in various outside professional services and equipment costs as we continue to expand produce development activities. We started recognizing share-based compensation expense in the current year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect research and development expense to continue to increase due to the aforementioned acquisitions in the fourth quarter of 2021 and as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the three months ended September 30, 2021 was $11.4 million, compared to $1.3 million for the three months ended September 30, 2020. The increase of $10.2 million or 805% was primarily due to a $3.2 million increase in various professional and consulting services to support our acquisitions, a $3.6 million increase in share-based compensation expense, a $1.2 million increase in outside service costs given expanded obligations as a publicly traded company and a $1.0 million increase in personnel costs due to increase in headcounts. We started recognizing share-based compensation expense in the current year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect selling, general, and administrative expense to continue to increase due to the aforementioned acquisitions in the fourth quarter of 2021 and as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

Other income (expense), net

	Three Months Ended September 30,
	2021	2020
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$16	$6	$10	167%
Interest expense	(25)	(517)	492	(95)%
Gain (loss) from change in fair value of SAFEs	—	(18,520)	18,520	(100)%
Gain (loss) from change in fair value of warrants	(40,401)	—	(40,401)	100%
Gain (loss) from change in fair value of earn-out liabilities	(45,516)	—	(45,516)	100%
Other income (expense)	(1,013)	28	(1,041)	(3718)%
Total other expense, net	$(86,939)	$(19,003)	$(67,936)	358%
Interest expense for the three months ended September 30, 2021 was $25 thousand, compared to $0.5 million for the three months ended September 30, 2020. Interest expense relate to the routine cash and non-cash interest expenses on outstanding debt obligations. All long-term debts were paid off as of June 30, 2021, which resulted in the decrease in total interest expense compared to the same period in prior year.
During the three months ended September 30, 2021, we recognized unrealized losses from change in fair value of our warrants, earn-out liabilities and a currency forward contract of $40.4 million, $45.5 million and $1.2 million, respectively. The losses recorded for the three months ended September 30, 2021 each represent the following:

i) Warrants: Subsequent to the recognition of warrant liability upon the consummation of the Transaction on June 10, 2021, we continue to remeasure the fair value of the warrant liability at each reporting date. The increase in fair value of our warrant liability of $40.4 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $12.31 per share on September 30, 2021 from $9.88 per share on June 30, 2021.

ii) Earn-out liability: Subsequent to the recognition of earn-out liability upon the consummation of the Transaction on June 10, 2021, we continue to remeasure the fair value of this liability at each reporting date. The increase in fair value of our earn-out liability of $45.5 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $12.31 per share on September 30, 2021 from $9.88 per share on June 30, 2021.

iii) Currency forward contract: In preparation for the closing of the TeraXion acquisition, we entered into a CAD $85 million currency forward contract on September 3, 2021 to hedge against the potential fluctuations in exchange rate between the Canadian dollar and U.S. dollar. This contract’s fair value was remeasured as of period-end, which resulted in an unrealized loss of $1.2 million and represented the change in the exchange rate between the contract issuance date and period-end and is recorded as part of Other income (expense) for the three months ended September 30, 2021. This unrealized loss is offset to a de minimis amount as this currency forward contract was settled upon the completion of the acquisition of TeraXion in October 2021.
Income Tax Benefits
We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. Consequently, our ETR may fluctuate significantly period to period and may make quarterly comparisons less than meaningful.

Income tax benefits for the three months ended September 30, 2021 and 2020 were primarily a result of operations in Europe.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021		2020
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$27,470	93%	$13,294	83%	$14,176	107%
Contract revenue	1,981	7%	2,663	17%	(682)	(26)%
Total revenue	$29,451	100%	$15,957	100%	$13,494	85%
Revenue for the nine months ended September 30, 2021 was $29.5 million, compared to $16.0 million for the nine months ended September 30, 2020, an increase of $13.5 million or 85%, which was primarily driven by a $14.2 million increase due to higher product volume (units sold) as demand from our customers continue to grow worldwide. Change in product mix and increase in ASP attributed to the remainder increase in revenue year-over-year.

Operating expenses

	Nine Months Ended September 30,
	2021		2020
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$17,097	58%	$8,742	55%	$8,355	96%
Research and development	37,206	126%	15,457	97%	21,749	141%
Selling, general, and administrative	23,015	78%	4,080	26%	18,935	464%
Total operating expenses	$77,318	263%	$28,279	177%	$49,039	173%
Cost of goods sold for the nine months ended September 30, 2021 was $17.1 million, compared to $8.7 million for the nine months ended September 30, 2020. The increase of $8.4 million or 96% was primarily due to a $6.7 million increase in production volume given the increase in revenue above and a $2.6 million increase due to an increase in material costs partially offset by a $0.8 million net decrease due to change in product mix, which included the sell-through of previously reserved inventory.
Research and development (“R&D”) expense for the nine months ended September 30, 2021 was $37.2 million, compared to $15.5 million for the nine months ended September 30, 2020. This increase of $21.7 million or 141% is primarily driven by a $7.4 million increase in personnel costs, a $6.2 million increase in various R&D program expenses, $5.2 million increase in share-based compensation and a $2.8 million in outside professional fees and general office equipment as we continue with our growth. The increase in personnel costs was driven by increase in the headcount to support the continuous growth in customer demand. Additionally, we started recognizing share-based compensation expense in the current year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect research and development expense to continue to increase due to the aforementioned acquisitions in the fourth quarter of 2021 and as we continue to grow our headcount organically to support pent-up customer demand.
Selling, general and administrative expense for the nine months ended September 30, 2021 was $23.0 million, compared to $4.1 million for the nine months ended September 30, 2020. The increase of $18.9 million or 464% is primarily due to a $9.0 million increase in share-based compensation expense, a $7.7 million increase in outside professional fees and $2.4 million increase in personnel costs due to an increase in headcounts. We started recognizing share-based compensation expense in the current year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. The increase in outside professional fees includes $3.2 million in acquisition related professional fees that is primarily for legal related services, $1.5 million in professional fees related to obligations as a publicly traded company, and $1.5 million in SPAC related transaction fees that is primarily for audit and tax related services. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and our obligations as a publicly traded company.

Other income (expense), net

	Nine Months Ended September 30,
	2021	2020
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$36	$18	$18	100%
Interest expense	(1,175)	(1,620)	445	(27)%
Gain (loss) from change in fair value of SAFEs	21,600	(20,735)	42,335	(204)%
Gain (loss) from change in fair value of warrants	(29,085)	—	(29,085)	100%
Gain (loss) from change in fair value of earn-out liabilities	(27,677)	—	(27,677)	100%
Gain (loss) from extinguishment of debt	304	—	304	100%
Other income (expense)	(914)	140	(1,054)	(753)%
Total other expense, net	$(36,911)	$(22,197)	$(14,714)	66%
Interest income for the nine months ended September 30, 2021 increased by 100% from the nine months ended September 30, 2020. The increase was a result of higher cash balances held in interest bearing accounts.
Interest expense for the nine months ended September 30, 2021 was $1.2 million, compared to $1.6 million for the nine months ended September 30, 2020. Interest expense relate to the routine cash and non-cash interest expenses on outstanding debt obligations. All long-term debts have been paid off as of June 30, 2021 post our consummation of the Transaction.
For the nine months ended September 30, 2021, we recognized unrealized gain (loss) from fair value remeasurement for SAFEs, warrants and contingent earn-outs of $21.6 million, $(29.1) million, and $(27.7) million, respectively. The unrealized gain (loss) recorded for the nine months ended September 30, 2021 represents the following:

i) SAFEs: Upon the closing of the Transaction on June 10, 2021, the SAFE holders converted their SAFEs to Class A common stock of indie. The gain of $21.6 million represents the increase in fair value in SAFEs from December 31, 2021 to June 10, 2021. No change in fair value of SAFEs is recorded going forward.

ii) Warrants: Upon the consummation of the Transaction on June 10, 2021, we recognized warrant liability of $74.4 million and subsequently remeasured the warrant liability to the fair value of $103.5 million at the reporting date. The increase in fair value of our warrant liability of $29.1 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq for $12.31 per share on September 30, 2021 from $10.87 per share on June 10, 2021.

iii) Earn-out liability: Upon the consummation of the Transaction on June 10, 2021, we recognized earn-out liability of $119.8 million and subsequently remeasured the earn-out liability to the fair value of $147.3 million at the reporting date. The increase in fair value of our earn-out liability of $27.7 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $12.31 per share on September 30, 2021 from $10.87 per share on June 10, 2021.
For the nine months ended September 30, 2021, we recognized a net gain of $0.3 million on extinguishment of debt. The net gain was attributable to a gain of $1.9 million from the PPP loan as we received forgiveness from the SBA on May 10, 2021, partially offset by a loss of $1.6 million from the repayment of the Trinity loan on June 17, 2021.

Other income (expense) for the nine months ended September 30, 2021 decreased to a loss of $1.0 million, compared to an income of $0.1 million for the nine months ended September 30, 2020. The decrease was primarily due to a $1.2 million unrealized loss in fair value remeasurement of a currency forward contract as described above. This unrealized loss is offset to a de minimis amount as this currency forward contract was settled upon the completion of the acquisition of TeraXion in October 2021.
Income Tax Expense
We evaluate our estimated annual ETR on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. Consequently, our ETR may fluctuate significantly period to period and may make quarterly comparisons less than meaningful.

Income tax expenses for the nine months ended September 30, 2021 and 2020 were primarily a result of operations in the United Kingdom.

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
Liquidity and Capital Resources
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On June 10, 2021, we completed the Transaction, which resulted in approximately $341.3 million of net cash proceeds. As of September 30, 2021, our balance of cash and cash equivalents was $323.9 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and accounts receivable, and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions as well as for purchases of various capital and software assets.

In October 2021, we completed the acquisition of TeraXion and On Design Israel, for which we made initial cash payments of approximately $80.0 million and $5.0 million, respectively. We expect to pay up to an additional $15.0 million for the acquisition of ON Design Israel as part of the total closing consideration in 2022 and later. In October 2021, we also entered into a definitive agreement to acquire Symeo which will result in a total cash payment of $20.0 million as part of the overall closing consideration payable in accordance to the definitive agreement. See “Recent Acquisitions” above for further information.
We expect to continue to incur net operating losses and negative cash flows from operations. We also expect our research and development expenses, general and administrative expenses and capital expenditures will continue to increase as we continue to expand our operations, product offerings and customer base.

The following table summarizes our consolidated cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change	Change
	2021	2020	$	%
Net cash used in operating activities	$(36,913)	$(14,527)	$(22,386)	154%
Net cash used in investing activities	(2,452)	(776)	(1,676)	216%
Net cash provided by financing activities	344,339	17,092	327,247	1915%
Operating Activities
For the nine months ended September 30, 2021, net cash used in the operating activities was $36.9 million, which included net loss of $84.8 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $36.4 million of net gains resulting from change in fair values for SAFEs, warrants, earn-out liability and currency forward contract and a $0.3 million net gain from extinguishment of long-term debts and forgiveness from the PPP loan. These non-cash decreases were partially offset by $14.2 million in share-based compensation expense and $2.4 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $5.5 million of cash, primarily driven by an increase in accounts receivable, inventory and prepaid and other current assets.
Cash used in operating activities during the nine months ended September 30, 2020 was $14.5 million, mostly consisting of net loss of $34.5 million adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash charges primarily consisted of a $20.7 million loss from change in fair value of SAFEs and $2.0 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $4.0 million of cash, primarily driven by a decrease in accounts payable and other liabilities and an increase in inventory.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $2.5 million and $0.8 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $344.3 million, which was primarily attributed to $377.7 million net cash acquired from TB2 as we closed the Transaction on June 10, 2021 and $5.0 million of proceeds from issuance of SAFEs in April 2021. These increases in cash were partially offset by $19.9 million transaction costs paid in connection with the Transaction and a $15.0 million repayment of long-term debt and related termination fees. Total transaction costs incurred in relation to the Transaction were approximately $44.5 million.
Cash provided by financing activities for the nine months ended September 30, 2020 of $17.1 million was primarily the result of $12.8 million in proceeds from the issuance of debt and SAFEs, and $1.5 million in proceeds from the sale of noncontrolling interest. Proceeds received from the sale of noncontrolling interest related to our Chinese subsidiary, Wuxi, which used the proceeds to fund operations. The increase was partially offset by $3.4 million of repayment of long-term debt.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $61 thousand related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the condensed consolidated balance sheet at September 30, 2021. The aggregate foreign currency transaction exchange rate income (loss) included in determining loss before income taxes was $230 thousand and $58 thousand for the nine months ended September 30, 2021 and 2020, respectively.

As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that totals approximately $226.3 million as of September 30, 2021.

The main objectives of our investment activities are liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods that dampen the impact of market or interest rate risk. Credit risk associated with our investments is not material because our investments are diversified across securities with high credit ratings.

Given the current low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash, cash equivalents, and other investments, we do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Material Weaknesses in Internal Control over Financial Reporting

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified in our internal control over financial reporting related to lack of segregation of duties related to roles and responsibilities in the accounting department. As of September 30, 2021, we took a number of actions to continue to remediate these material weaknesses, including:

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as described above, during the three months ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The business, financial condition, and operating results of the Company can be affected by many factors, whether currently known or unknown, including but not limited to those described in Form S-1 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past or the anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price. There have been no material changes to the Company’s risk factors disclosed under the heading “Risk Factors” in the Form S-1 filed on July 2, 2021, except for the following:
We have identified a material weakness in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company.
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified in our internal control over financial reporting related to lack of segregation of duties related to roles and responsibilities in the accounting department. As of September 30, 2021, we took a number of actions to continue to remediate these material weaknesses, including:

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

ITEM 5. OTHER INFORMATION
On November 5, 2021, the Company entered into an amendment to the PacWest loan agreement that (i) increased the maximum borrowing capacity under the revolving line of credit to $20.0 million, (ii) limited the security interests of the bank to the cash collateral set at 102.5% of the drawn amount of the loan, (iii) removed various reporting and restrictive covenants, (iv) extended the maturity date to November 4, 2022 and (iv) reduced the interest rate to 2.1% per annum. In addition, the amendment requires the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with PacWest. Upon execution of the amendment, the Company repaid the outstanding balance of $1.7 million under the original line of credit to this new arrangement.

ITEM 6. EXHIBITS.
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

2.2
Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (previously filed by Thunder Bridge II as Exhibit 2.2 of Form S-4/A filed with the SEC on May 4, 2021)

2.3
Share Purchase Agreement, dated as of August 27, 2021, by and among indie, TeraXion, Purchaser and certain stockholders of TeraXion and their ultimate beneficial owners (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant with the SEC on September 2, 2021)

3.1
Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 10, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)

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
10.1
Form of Option Settlement Agreement by and among indie, TeraXion, Purchaser and certain holders of options to purchase TeraXion capital stock (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by the registrant with the SEC on September 2, 2021)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 .INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 .LAB	Inline XBRLTaxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INDIE SEMICONDUCTOR, INC.

November 12, 2021	By:	/s/ Thomas Schiller
		Name:	Thomas Schiller
		Title:	Chief Financial Officer & EVP of Strategy (Principal Financial Officer)