Form 10-K
period 2021-12-31
indie Semiconductor, Inc.
filed 2022-04-11
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 001-40481
__________________________________________________________________
INDIE SEMICONDUCTOR, INC.
__________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	08-7654321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Journey Aliso Viejo, California	92656
(Address of Principal Executive Offices)	(Zip Code)
(949) 608-0854
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	INDI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock for $11.50 per share	INDIW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $9.88 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Stock Market LLC, was approximately $608.6 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s Class A and Class V common stock as of April 1, 2022, was 113,230,759 (excluding 1,725,000 Class A shares held in escrow and 1,048,727 Class A shares subject to restricted stock awards) and 28,119,808, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (the “2022 Proxy Statement”) for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

Auditor Firm ID:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, CA

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (including within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results included in such forward-looking statements. In addition to the factors disclosed under “Risk Factors” in Part I, Item 1A herein, the following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the impact of the COVID-19 pandemic; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; our ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company may make, including our ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; trade restrictions and trade tensions; and political and economic instability in the Company’s target markets. indie cautions that the foregoing list of factors is not exclusive.

All information set forth herein speaks only as of the date hereof, and the Company disclaims any intention or obligation to update any forward-looking statements made in this report or in its other public filings, whether as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS
Company Overview
indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”), and its subsidiaries, are collectively referred to herein as the “Company”. The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning light detection and ranging (“LiDAR”), radar, ultrasound and vision. These functions represent the core safety systems for next generation vehicles and set the stage for truly autonomous cars and trucks, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world.

Through innovative analog, digital and mixed signal integrated circuits (“ICs”) with software running on the embedded processors, we are developing a differentiated, market-leading portfolio of automotive products. Our technological expertise, including cutting edge design capabilities and packaging skillsets, together with our deep applications knowledge and strong customer relationships, have enabled us to cumulatively ship over 140 million semiconductor devices since our inception.

Our go-to-market strategy focuses on collaborating with key customers and partnering with roughly a dozen of Tier 1s via aligned product development, in pursuit of solutions addressing the automotive industry’s highest growth applications. We leverage our core capabilities in system-level hardware and software integration to develop highly integrated, ultra-compact and power efficient solutions. Further, our products meet or exceed the quality standards set by the more than 20 global automotive manufacturers who utilize our devices today.

With a global footprint, we support leading customers from our design and application centers located in North America, Asia and Europe, where our local teams work closely on their unique design requirements.

Recent Acquisitions

TERAXION, INC

In August 2021, we entered into a definitive agreement to acquire TERAXION INC, a Canadian corporation (“TeraXion”) from the existing stockholders of TeraXion (the “Acquisition”). The Acquisition was completed on October 12, 2021 and the total consideration paid for the acquisition consisted of (i) approximately $75.3 million in cash (including debt paid at closing and net of cash acquired); (ii) the issuance by indie of 5,805,144 shares of indie Class A common stock with a fair value of $65.2 million based on the market value of $11.23 per share; and (iii) the assumption by indie of TeraXion options, which became exercisable to purchase 1,542,332 shares of indie Class A common stock with a fair value of $17.2 million.

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

ON Design Israel Ltd

On October 1, 2021, we entered into a definitive agreement and completed the acquisition of ON Design Israel Ltd. (“ON Design Israel”), for $5.0 million in cash paid upon close (net of cash acquired), $7.5 million of cash in 2022 and up to $7.5 million of cash based on certain contingent considerations.

Symeo GmbH

On October 21, 2021, we entered into a definitive agreement with Analog Devices to acquire Symeo GmbH (“Symeo”) for $10.0 million in cash at closing, $10.0 million in cash in 2023 and an equity-based earn-out of up to 858,369 shares of indie Class A common stocks based on future revenue growth. The Symeo transaction closed on January 4, 2022.

The acquisition of ON Design Israel and Symeo will bring us engineering development teams with broad experience in millimeter wave technology and radar system implementation, respectively. We expect these combinations to accelerate our entry into the radar market and enable us to capture strategic opportunities among Tier 1 customers.
Reverse Recapitalization with Thunder Bridge Acquisition II
On June 10, 2021, we completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021 (the “MTA”). In connection with the Transaction, Thunder Bridge II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, TB2 was domesticated into a Delaware corporation and merged with and into and a merger subsidiary of Surviving Pubco. Additionally, we consummated a Private Investment in Public Equity (“PIPE”) financing, pursuant to which Surviving Pubco issued 15 million Class A common shares, generating net proceeds of $150 million as a result of the Transaction. Also on June 10, 2021, Surviving Pubco changed its name to indie Semiconductor, Inc., and listed our shares of Class A common stock, par value $0.0001 per share on The Nasdaq Stock Market LLC under the symbol “INDI.”
The Transaction was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We are deemed the accounting predecessor of the combined business and is the successor registrant for U.S. Securities and Exchange Commission (“SEC”) purposes, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The most significant change in our reported financial position and results of operations was gross cash proceeds of $399.5 million from the merger transaction, which includes $150 million in gross proceeds from the PIPE financing that was consummated in conjunction with the Transaction. The increase in cash was offset by transaction costs incurred in connection with the Transaction of approximately $43.5 million plus the retirement of indie’s long-term debt of $15.6 million. Approximately $29.8 million of the transaction costs and all of indie’s long-term debt were paid as of June 30, 2021. Approximately $21.8 million of the transaction costs paid as of June 30, 2021 were paid by TB2 as part of the Closing. The remainder of the transaction costs were paid in the third quarter of 2021.

Industry Overview

At the highest level, semiconductors can be classified either as discrete devices, such as individual transistors, or integrated circuits, where a number of transistors and other components are combined to form a more complicated electronic subsystem. ICs can be divided into three primary categories: digital, analog, and mixed-signal. Digital ICs, such as memory devices and microprocessors, can store or perform arithmetic functions with data. Analog ICs, by contrast, handle real-world signals such as temperature, pressure, light, sound or speed, and also perform power management functions such as regulating or converting voltages for electronic devices. Mixed-signal ICs combine digital and analog functions onto a single chip and play an important role in bridging real world inputs into the digital domain.

Historically, growth in the semiconductor industry has been driven by content expansion in computing, mobile and consumer electronics. However, research analysts anticipate that as each of these markets approach saturation, the automotive sector will become one of the fastest growing opportunities. Specifically, according to a November 2021 report from Allied Market Research, the global automotive semiconductor market, which was valued at $38 billion in 2020, is projected to reach $114 billion by 2030, registering a compound annual growth rate (“CAGR”) of nearly 12 percent from 2021 to 2030.

indie’s Market Opportunity

In today’s automobiles, semiconductors perform a variety of functions across multiple electronic components and systems, including sensing, processing data, storing information and converting or controlling signals. Semiconductor architectures vary significantly depending upon the specific function or application of the end product. They also differ based on a number of technical characteristics, including the degree of integration, level of customization, programmability and the underlying process technology utilized in manufacturing and assembly.

While semiconductors have always comprised the core building blocks of automotive electronic systems and equipment, recent technological advances have substantially increased their features, functionality and performance. Today, they support enhanced user interfaces and offer improved power consumption — all with reduced footprints and lower costs. These innovations have resulted in significant growth opportunities spanning diverse end markets and applications.

The twin megatrends driving the automotive semiconductor market are the rapid proliferation of electric vehicles (“EVs”) and adoption of ADAS functionality as the industry moves towards completely autonomous vehicles. Deloitte’s global EV forecast is for a 29 percent CAGR over a 10-year period, with total annual EV sales growing from 2.5 million in 2020 to 31.1 million by 2030, representing almost one third of all new car production. These estimated sales volumes are driven in part by increasing governmental mandates in Europe and Asia, along with similar new legislation in the United States. For example, special provisions in the United States Clean Air Act allow states to either follow the federal requirements or adopt California’s vehicle emission regulations. As of December 2021, 16 states have adopted California’s Low-Emission Vehicle (“LEV”) criteria pollutant and greenhouse gas (“GHG”) emission regulations and Zero-Emission Vehicle (“ZEV”) regulations. Further, EVs are also benefiting from higher performance in terms of horsepower and range as well as compelling long-term economics resulting from decreased battery prices, lower lifetime maintenance costs and total cost of ownership. 2021 has already been a major year for EV action. Several countries including the U.K., Japan, Norway, Canada, Germany and Sweden have strengthened or implemented new internal combustion engine vehicle bans; as part of its EV Early Adoption Initiative, to be launched in 2022, and increased investment in charging infrastructure; and India amended its FAME scheme to increase EV purchasing and manufacturing incentives.

At the same time, global ADAS volumes are expected to increase substantially, driven by consumer demand and government mandates for increased vehicle safety features. The European New Car Assessment Program (“NCAP”), which has been focused on fostering safe cars since 1996, requires a minimum level of crash mitigation functionality in new vehicles, such as Automatic Electronic Braking (“AEB”), Lane Keeping Assist (“LKA”) and other driver-assist features, in order for a vehicle to be awarded a 5-star rating. Similarly, the European Union is moving towards requiring speed assistance, driver drowsiness, attention-warning and driver distraction systems. In the United States, ADAS adoption and consumer education on advanced crash avoidance capabilities are being fueled by industry standards such as the U.S. NCAP and the Insurance Institute for Highway Safety “Top Safety Pick” and “Top Safety Pick+” awards. Additionally, the National Highway Traffic Safety Administration and 20 automakers recently pledged to voluntarily equip nearly all new passenger vehicles by September 1, 2022, with low-speed AEB systems that include forward-collision warning. With global safety rating programs and auto manufacturers pushing to deliver more safety and comfort features to customers, the ADAS market size is projected to reach $58 billion by 2028, up from $27 billion in 2020, or a 11.4% CAGR, according to Fortune Business Insights.

indie’s addressable market is not solely dependent on global automotive volumes, but rather on the increased levels of semiconductor content that are required in vehicles to support safety systems, connected car, enhanced user experiences and EV applications as defined below:

•Safety Systems: Automotive safety features are evolving from passive to active systems, with the addition of ADAS and sensor technologies such as radar and vision. The path to Level 4 (high autonomy) and Level 5 (full autonomy) also contributes to ADAS adoption in vehicles today.

•Connected Car: Vehicles are increasingly called upon to communicate not only within the cabin, but also with external devices and networks. Smart car access, automotive Near-Field Communication (“NFC”) and Ultra-Wide Band (“UWB”) technologies, which enable the connection of vehicles and keys with external devices (including smart phones and vehicle to vehicle applications), are becoming increasingly standardized in baseline vehicle models rather than solely in the luxury or customized vehicles segments. Data integrity and security hardware features for safeguarding memory and other critical data are also becoming standard across all vehicle models, particularly as vehicles interface with external networks.

•User Experience: Comfort and convenience systems coupled with user interface applications, such as the inclusion of digital cockpits with multiple, large, interactive screens, require increased processing power. In addition, indie believes that consumer demand for the standardization of higher-end options across a greater number of vehicle classes, as well as complex internal vehicle customization, will drive higher semiconductor content.

•Electrification: Higher performance, broader availability of charging stations and more stringent emissions regulations are each accelerating the move toward electric vehicles.

Competitive Strengths

indie focuses on delivering leading edge IC hardware with embedded software solutions. Over the past 10 years, we have built trusted relationships with Tier 1 automotive suppliers. Through focused R&D, leading intellectual property and a curated strategic partner network, we are on a dozen Tier 1 Approved Vendor Lists (“AVLs”). Our competitive strengths include:

•Positioned in the highest growth areas. Our products serve four types of automotive applications: safety systems, connected car, user experience and electrification. According to IHS research, these key functions are projected to grow at a 19% CAGR, from $16 billion in 2020 to $38 billion by 2025, substantially outpacing the broader global automotive semiconductor market by 700 basis points during the same period.

•Differentiated solutions with high barriers to entry. Due to the high degree of regulatory scrutiny and safety requirements in the automotive industry, the semiconductor market is characterized by stringent qualification processes, zero defect quality requirements and functionally safe design architectures. As a result, products must meet high reliability standards and have extensive design-in timeframes. Further, the automotive environment is harsh, exposing vehicles to fluctuations in temperature and humidity and solutions require specific expertise. Given our extensive industry experience, indie has overcome these high barriers to entry and is well positioned to solve some of the most demanding Autotech design challenges.

•Partner/Customer relationships. We focus on engaging with leading global customers by developing technically differentiated, compelling and sustainable architectures. To win with customers and programs, we bring unique designs that allow major cost savings through higher levels of product integration, reducing the total number of chips needed to support multiple requirements. Toward that end, today indie is approved on a dozen Tier 1 AVLs.

•Proven management team. indie’s executive management team brings extensive semiconductor experience, with past successes in delivering leading edge technologies and creating stockholder value.

Company Strategy

We are dedicated to offering our customers a comprehensive portfolio of automotive technology solutions. We focus on designing and delivering the technologies that enable four key automotive dynamics: safety systems, connected car, enhanced user experience and electrification. Core tenets of our strategy include:

•Enabling diverse, high growth applications. Our system on chip solutions are at the epicenter of a diverse set of emerging applications including telematics, wireless charging, lighting, CarKey and CarPlay.

•Delivering on existing wins and extending product reach. Our products currently support multiple Tier 1 automotive supplier platforms. In the medium term, we plan to deliver expanded LiDAR solutions and bring Artificial Intelligence (“AI”) and Machine Learning (“ML”) processor acceleration capabilities into new deployments in radar and vision applications.

•Pursuing selective acquisitions. Since the closing of the Transaction, we have completed multiple acquisitions. We continually assess and plan to selectively pursue inorganic opportunities that are complementary to our existing technologies and portfolio of products and/or accelerate our growth initiatives.

•Leveraging our global supply chain. We have built an extremely nimble global network of foundry, test and assembly partners that provide us with the unique ability to deliver to industry-leading cycle times. As a fabless semiconductor supplier, this approach has allowed us to maximize scalability while minimizing capital expenditures. To meet demand as the business scales, we plan to focus on augmenting our successful strategic supply chain partnerships.

•Driving margin expansion through innovative designs and development. We intend to expand our margins through the design and development of new, more highly integrated solutions. Our engineering teams develop architectures to improve performance and efficiency while reducing the size and cost of the chip as well as the need for multiple, discrete devices.

Company Products and Solutions

Our current products include devices for a multitude of automotive applications spanning ultrasound for parking assistance, in cabin wireless charging, infotainment and LED lighting for enhancing the user experience and telematics and cloud access for connectivity. Products under development range from FMCW, LiDAR, radar and vision solutions for ADAS, to charging controllers, diagnostic platforms and e-fuse chips for electric vehicles. Within our ADAS portfolio, we intend to support all key sensor modalities, delivering comprehensive system-level solutions for our customers as depicted below.

SUPPORTING ALL KEY MODALITIES

LiDAR
Vision
Radar
Sensor Fusion/ AI acceleration
High-Speed Data
UX Processor
Policy Processor
Display to Driver
Self-Drive

Creating a Comprehensive ADAS Portfolio

1

We have deep design experience and capabilities in core technologies, allowing us to deliver leading-edge Autotech architectures. Our capabilities include, but are not limited to:

•system engineering, optimization and partitioning;
•mixed signal and RF design;
•analog and power management;
•digital design; and
•Digital Signal Processors (“DSP”) and ARM-based Microcontrollers (“MCU”)

In addition, embedded software is a cornerstone of virtually all of indie’s products. We utilize automotive grade software solutions and ARM 32-bit processors. Through our proprietary design flow, we also enable algorithm development and co-development with hardware.

TeraXion Products and Solutions

TeraXion designs and manufactures innovative photonic components on various technology platforms, including fiber Bragg gratings (“FBG”), low noise lasers, athermal and tunable packaging, photonic integration and low noise and high-speed electronics. These components are integrated into solutions for the laser systems, optical sensing and optical communication markets.

•Laser Systems. TeraXion offers ultrafast lasers that are a unique tool for material processing of electronics, precision automotive parts and medical components. TeraXion’s products include high power laser reflectors, chromatic dispersion management components and optical filters, which can be integrated into high power CW and ultra-short pulse lasers.

•Optical Communications. TeraXion also offers chromatic dispersion compensators and emulators, optical filters and semiconductor lasers for the optical communications market. These products are expected to, among other things, be integrated by customers in 10Gbit/s to 100Gbit/s DWDM communication links, radio over fiber links and free space optical communication links.

•Optical Sensing. TeraXion offer low noise semiconductor laser sources and optical filters for the optical sensing market. These products will, without being limited to, be integrated by customers in fiber optics or remote sensing systems. End applications include physical parameter sensing (vibration, strain, temperature), wind detection and measurement, hard target detection such as autonomous driving and inertial measurement.

Manufacturing

Other than specific FBG and semiconductor laser-based products created by TeraXion, indie continues to utilize a fabless business model, working with a network of third parties to manufacture, assemble and test our products. This approach allows us to focus our engineering and design resources on our core competencies and to control and reduce our fixed costs and capital expenditures.

Wafers, which are the fundamental components of our devices, are manufactured by multiple third-party foundries. Our primary manufacturing partners are X-FAB, HHGrace, ASE Group, ASE ATX, Sigurd, GT Test, and Global Foundries. We contract with X-FAB for mixed signal and high voltage foundry. HHGrace provides us deeper sub-micron capabilities with embedded Flash Memory. ASE Group is contracted for packaging and testing. We dual source packaging and testing locations at ASE Groups’ Taiwan and Shanghai facilities. We use Global Foundries as our foundry partner for several process technologies including advanced nodes. Having several sources and partners provides us with an enhanced security of supply.

Manufacturing is typically a 26-week cycle. The process begins by indie submitting a purchase order for wafers (which normally has a 70-90 day cycle), while simultaneously sending a forecast of demand to assembly and test partners so that they may order materials and secure capacity for indie, respectively. Assembly is typically a 10 to15 day process, while testing takes approximately 7 to 10 days. The finished product is then warehoused and drop-shipped to a specific location. We currently ship products to China (Shanghai, Anting, Shenzhen and Changsha), Hong Kong, Taiwan, the United States, Portugal, Korea, Mexico, and Germany.

In connection with our acquisition of TeraXion in October 2021, we added limited manufacturing capabilities in Quebec City, Canada to assemble and test FBG based products and semiconductor laser-based products.

Sales, Marketing and Customer Support

Our go-to-market strategy provides comprehensive customer coverage. We are partner and standard agnostic, allowing our solutions to be used globally and across multiple platforms and customers. We target innovative Tier 1 automotive suppliers and focus on the semiconductors and software that enable the key systems which underpin the highest growth automotive technology market opportunities.

We often work with customers that have a leading market share in a given application and we deliver unique, tailor-made software and hardware solutions. Given automotive product cycles, we are typically in production with customers for more than seven years with a single design. Through our customer collaboration at the R&D level, our team members are often integrated into a customer’s technology selection and design processes, a key aspect in indie’s winning track record of repeat business.

Since our inception, we have shipped over 140 million devices to customers and our products are powering solutions in over 20 automotive suppliers. By establishing a trusted relationship with the industry’s leading suppliers, indie is well positioned to gain a growing share of new automotive solutions.

Revenues for the years ended December 31, 2021 and 2020 include sales to Aptiv, a leading Tier 1 automotive supplier, which represented approximately 39% and 57% of total revenue, respectively. The loss of this customer would have a material impact on our consolidated financial results.

Research and Development Strategy

We have invested a significant amount of time and expense into the design and development of our products and the associated software. Our engineering teams deliver innovative mixed signal solutions with a focus on meeting our customers’ performance requirements.

As an Autotech company, we believe that our future success depends on our ability to rapidly develop and introduce differentiated products. Our goal is to continually improve both our existing portfolio, while simultaneously introducing new solutions in order to create value for our customers. To outpace market growth, we invest in opportunities that will help extend our product reach, with an emphasis on the industry’s fastest growing segments. Our attention to meeting or exceeding the stringent automotive safety and reliability requirements is fundamental to our research and development process.

To that end, we regularly review our investments to ensure alignment with our growth and profitability goals and make necessary changes in the allocation of resources as needed. In 2021, we spent approximately 120% of our revenues on research and development as we continue to grow to support pent-up customer demand.

Our research activities are principally conducted at our headquarters in Aliso Viejo, California and we have design centers and sales offices in Austin, TX; Boston, MA; Detroit, MI; San Francisco and San Jose, CA; Budapest, Hungary; Dresden and Munich, Germany; Edinburgh, Scotland; Haifa, Israel; Quebec City, Canada; Tokyo, Japan and several locations throughout China.

Process and Packaging Technology

Packaging is becoming increasingly crucial to the performance and reliability of automotive ICs, especially given the challenging operating environment of vehicles. indie’s technology development engineers have long-established expertise in delivering leading edge capabilities, such as system-in-package (“SiP”) technology. Further, we leverage our proprietary packaging capabilities to integrate multiple chips into a single package solution.

Automotive Quality and Safety

We employ wafer and package technologies that meet or exceed the rigorous quality and safety requirements set by industry standards and our customers. Our robust development processes and company guidelines have resulted in indie devices that are capable of exceeding the requirements of AEC Q100 Automotive Grade.

Our dedication to our customers begins with a commitment to design, produce and deliver the highest quality products that meet or exceed the performance levels required for each application. We encourage our customers to frequently visit both our design centers and our manufacturing partners to ensure that the processes and quality meet the standards they have come to expect. We are ISO9001 certified and intend to pursue further certifications.

Intellectual Property

The core strengths of our business are our intellectual property portfolio and engineering experience, both of which guide product development activities and our approach to patent filings.

Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies. In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable. We have a number of core technology patents currently in process, including provisions, but we do not rely on any particular patent or patents for our success and have instead relied on our know-how and trade secrets. We also rely on a combination of non-disclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology and processes.

The semiconductor industry in general is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable when we initiate development efforts. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims.

Competition

The market for high-performance analog, digital and mixed-signal semiconductors for automotive applications, is competitive although recent consolidation across the semiconductor industry has reduced the number of viable competitors and created design opportunities for us. Our primary competitors are other automotive-focused semiconductor companies, including Infineon, Monolithic Power Systems, NXP, Renesas and ST Microelectronics.

Some competitors have more financial resources than we do, while others have a more diversified set of products and end markets. Accordingly, such competitors may be able to more quickly respond to customer requests and market developments, and to better withstand external economic or market factors.

However, we believe that our technical and design experience, our existing approved vendor list position across a dozen Tier 1 automotive suppliers, and a growing demand for software embedded solutions with proprietary manufacturing and packaging capabilities, position us to outpace our addressable market.

Corporate Responsibility and Sustainability

We believe responsible and sustainable business practices support our long-term success. As a company, we are committed to protecting and supporting our people, our environment, and our communities. This commitment is reflected through our day-to-day activities, including adoption of socially responsible policies and procedures, our focus on fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful management of our supply chain, our products which help enhance road safety, and our ethics and compliance program.

•We seek to protect the human rights and civil liberties of our employees through policies, procedures, and programs that avoid risks of compulsory and child labor, both within our company and throughout our supply chain.
•We foster a workplace of dignity, respect, diversity, and inclusion through our recruiting and advancement practices, internal communications, and employee resource groups.
•We educate our employees annually on relevant ethics and compliance topics, publish accessible guidance on ethical issues and related company resources in our global Code of Business Conduct and Ethics, and encourage reporting of ethical concerns through any of several global and local reporting channels.
•We innovate to reduce the energy used by our products, the energy used to manufacture them, and the amount of new materials required to manufacture them.

Employees

As of December 31, 2021, we had over 400 employees. None of our employees or contract workers are represented by a labor union.

Information about Our Executive Officers

Our executive officers are as follows:

Name	Age	Position
Donald McClymont	53	Chief Executive Officer and Director
Ichiro Aoki	56	President and Director
Thomas Schiller	51	Chief Financial Officer and EVP of Strategy
Scott Kee	45	Chief Technology Officer
Steven Machuga	57	Chief Operating Officer

Donald McClymont serves as indie’s Chief Executive Officer and is responsible for formulating its strategic vision, ensuring execution of business plans and creating shareholder value. Mr. McClymont also serves on indie’s Board of Directors. Prior to co-founding indie in 2007, he was Vice President of Marketing at Axiom Microdevices, tasked with driving company strategy, developing sales engagements and building key industry partnerships. Prior to Axiom, he was a Product Line Director at Skyworks Solutions and Conexant, and a Marketing Manager at Fujitsu. Previously, he was with Thesys (now X-FAB Melexis), and Wolfson (now Cirrus Logic), as a design engineer. Mr. McClymont holds five patents worldwide and earned a Masters in Engineering Electronics and Electrical from the University of Glasgow.

Dr. Ichiro Aoki serves as indie’s President and as a member of the Board of Directors. He works closely with indie’s executive team and Board to create, update and manage execution of indie’s strategies and technical roadmaps. Prior to co-founding indie in 2007, Dr. Aoki was a co-founder, Board Member and Chief Architect of Axiom Microdevices, which was subsequently sold to Skyworks Solutions. Previously, Dr. Aoki founded and served as co-CEO of PST Eletronica Ltd. in Brazil, which was later sold to Stoneridge, Inc. Dr. Aoki has developed 35 patents worldwide and has authored numerous IEEE papers, two of them having over 400 citations. He is fluent in Japanese, Portuguese and English. Dr. Aoki holds a Ph.D. and Masters in Electrical Engineering from the California Institute of Technology and a Bachelor of Science in Electrical Engineering from the University of Campinas, Sao Paulo, Brazil. He serves as a California Institute of Technology Electrical Engineering Advisory Council Member and is also a Scientific Advisory Board Member with the California Institute of Technology Space-based Solar Power Project (“SSPP”).

Thomas Schiller serves as indie’s Chief Financial Officer and Executive Vice President of Strategy. In this role, he leads all corporate financing, reporting, investor relations, treasury, tax, as well as merger and acquisition activities. Prior to joining indie in October 2019, Mr. Schiller was Vice President of Marketing at Marvell Semiconductor, from February to October 2019. From July 2002 to February 2019, he was Vice President of Strategy and Corporate Development at Skyworks Solutions. He earned a Masters of Business Administration from the University of Southern California with specialization in Entrepreneurship and Finance, and holds a Bachelor of Arts in Social Sciences with emphasis in Economics and Political Science from the University of California, Irvine. In addition, Mr. Schiller has completed executive education programs at the University of California, Los Angeles and at Suffolk University, Boston.

Dr. Scott Kee is indie’s Chief Technology Officer with responsibility for all strategic product development and roadmap alignment. Prior to co-founding indie, Dr. Kee was Chief Technology Officer at Axiom Microdevices, another company he co-

founded, which was subsequently sold to Skyworks Solutions. Dr. Kee has developed 35 patents worldwide. He earned his Ph.D. in Electrical and Electronics Engineering from the California Institute of Technology, and holds a Bachelor of Science in Electrical and Electronics Engineering from the University of Delaware.

Steven Machuga has been indie’s Chief Operating Officer since March 2021. He has over 30 years of experience in electronics and semiconductor development and high-volume operations management of the entire supply chain. Prior to joining indie, he was Vice President, Worldwide Operations at Skyworks Solutions since 2016. Prior to that, he was Vice President, External Manufacturing Operations & Engineering at Skyworks from 2006. He holds a Masters in Chemical Engineering and Materials Science from the University of Minnesota and a Bachelor of Science in Chemical Engineering, from the University of Connecticut. He holds six U.S. patents and three European patents.

Our executive officers are appointed by and serve at the discretion of the Board of Directors.

Available Information

Our primary Internet address is www.indiesemi.com. We make our U.S. Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. Within the Investor Relations section of our website, we provide information concerning corporate governance, including our Audit and Compensation Committee charters, Nominating and Corporate Governance information, Board committee composition and chairs, Code of Ethics for Principal Financial Officers, and other information. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or into any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.
ITEM 1A. RISK FACTORS

In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations or future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report on Form 10-K to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue or our future prospects. The material and other risks and uncertainties summarized above in this Annual Report on Form 10-K and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Statement Regarding Forward-Looking Statements.”
Summary of Risks
An investment in shares of our Class A common stock and warrants involves substantial risks and uncertainties that may adversely affect the value of your investment. Some of the more significant challenges and risks relating to an investment in our company include, among other things, the following:

Risks Related to Our Operations and Industry

•The semiconductor industry is highly cyclical.
•The semiconductor industry is highly competitive.
•Average selling prices in the markets we serve have decreased over time.
•Much of our business depends on winning competitive bid selection processes.
•The demand for our products depends on the demand for our customers’ end products.
•Any downturn in the automotive market could significantly harm our financial results.
•We depend on third parties to manufacture, assemble, test and/or package our products.

•We rely on the timely supply of materials that may only be available from a limited number of suppliers.
•We must develop new products with acceptable profit margins.
•“Strategic backlog” and “design win pipeline” estimations may not result in revenue or profits.
•Mergers, acquisitions, investments and joint ventures could adversely affect our results of operations.
•We must effectively manage future growth.
•We may seek additional capital, which may result in dilution to our stockholders.
•We may rely on strategic partnerships, joint ventures and alliances for outside of our control.
•We may not be successful in exiting certain programs or businesses or in restructuring our operations.
•Disruptions in our relationships with any one of our key customers could adversely affect our business.
•Conflict minerals disclosure requirements may cause us to incur additional expenses.
•Our existing and future indebtedness could adversely affect our ability to operate our business.
•We have historically incurred losses and may continue to incur losses.
Risks Related to Our Organizational Structure

•We are dependent upon distributions made by our subsidiaries to make certain payments.
•We are party to a Tax Receivable Agreement, which requires us to make certain payments.
Risks Related to Macroeconomic Conditions
•Geopolitical uncertainty could impact end customer demand and disrupt our supply chain.
•Downturns or volatility in general economic conditions could harm our business.
•Rising interest rates and higher borrowing costs could impair our ability to raise sufficient capital to capitalize on our business plans.
•Fluctuations in foreign exchange rates could harm our business.
•Political, economic and health risks and natural disasters could harm our business.
•Fluctuations in foreign exchange rates could have an adverse effect on our results of operations.
•Our worldwide operations are subject to political, economic and health risks and natural disasters, including the ongoing effects of the COVID-19 pandemic, which could have a material adverse effect on our business operations.
Risks Related to our Intellectual Property, Technology and Cybersecurity.

•We may not be able to protect our proprietary intellectual property against improper use.
•Intellectual property claims or litigation could significantly harm our business.
•We rely on certain third-party software that may not be available to us in the future.
•Interruptions in information technology systems could adversely affect our business.
•Security breaches and other cybersecurity incidents could adversely impact our business.

Risks Related to Regulatory Compliance and Legal Matters

•We must comply with a large body of laws and regulations.
•We may be adversely affected by product defects and product liability or warranty claims.
•Significant litigation could impair our reputation and cause us to incur substantial costs.
•Securities litigation and stockholder activism could adversely affect our business.
•We are subject to export restrictions and laws affecting trade and investments.
•Changes in tax rates or laws or additional tax liabilities could adversely affect our business.
•Failure to comply with anti-corruption laws or our ethics policies could adversely affect our business.
•We must comply with environmental and occupational health and safety laws and regulations.

Risks Related to Doing Business in China

•Uncertainties with respect to the PRC legal system could adversely affect our China subsidiary.
•China’s economic, political and social conditions may change rapidly with little advance notice.
•Our China subsidiary may be limited in its ability to make distributions to us.
•Government control of currency conversion may affect the value of our securities.
•Failure to comply with certain regulations may subject us or our PRC employees to fines or sanctions.
•We may be subject to a variety of PRC laws and other obligations regarding data protection.
Risks Related to Financial Reporting, Internal Controls and Being a Public Company

•Inadequate internal controls could result in inaccurate financial reporting.
•We may not be able to timely and effectively implement and maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.
•We will incur significant increased expenses and administrative burdens as a public company.
•Use of exemptions available to emerging growth companies could make our securities less attractive to investors and may make it difficult to compare our performance to that of other public companies.
•Our actual operating results may differ significantly from our guidance.

Risks Related to Ownership of Our Class A Common Stock and Warrants, and Organizational Documents

•We must comply with the continued listing standards of Nasdaq for our Class A common stock.
•We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making such warrants worthless.
•Our warrants may have an adverse effect on the market price of our Class A common stock.
•An investment in our Class A common stock may be diluted by future issuances of our Class A common stock or LLC Units.
•There may be sales of a substantial amount of Class A common stock by our stockholders.
•Provisions in our Certificate of Incorporation and Bylaws limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.
•Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings.

General Risk Factors

•The market price of our securities may fluctuate or decline.
•Shares of Autotech public companies have been severely depressed over the past year and may not recover.
•Loss of personnel, or an inability to attract personnel, could adversely affect our business.
•Our operating results are subject to substantial quarterly and annual fluctuations.
Please see below for a discussion of these and other factors you should consider before making an investment in our securities.
Risks Related to Our Operations and Industry
The cyclical nature of the semiconductor industry may limit our ability to maintain or improve our net sales and profitability.

The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result in substantial declines in semiconductor demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Such downturns result from a variety of market forces including constant and rapid technological change, quick product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.

Commencing in 2020, downturns in the semiconductor industry have been attributed to a variety of factors including the ongoing COVID-19 pandemic, ongoing trade disputes between the United States and China, weakness in demand and pricing for semiconductors across applications, and excess inventory. During the second half of fiscal year 2020, customer manufacturing facilities re-opened and demand increased through fourth quarter of 2021. Currently, the Company does not anticipate significant adverse effects on its operations in the near- or mid-term. However, the future effects of the virus are difficult to predict, due to uncertainty about the course of the virus, different variants that may evolve, and the supply of the vaccine on a local, regional, and global basis, as well as the ability to implement vaccination programs in a short time frame.

Conversely, significant upturns could cause us to be unable to satisfy demand in a timely and cost-efficient manner, and could result in increased competition for access to third-party foundry, assembly and testing capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable suppliers or other subcontractors to respond effectively to changes in demand for our existing products or to the demand for new products. Accordingly, our business, financial condition and results of operations could be materially and adversely affected.

The semiconductor industry is highly competitive. If we fail to introduce new technologies and products in a timely manner, it could adversely affect business.

The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product lifecycles, significant price erosion, and evolving standards for quality. Accordingly, the success of our business depends, to a large extent, on our ability to meet evolving industry requirements, introduce new products and technologies designed to satisfy those evolving requirements, and see our products and technologies accepted in the marketplace, both in a timely manner and at prices that are acceptable to customers.

Moreover, the costs related to the research and development necessary to develop new technologies and products are significant and some of our competitors may have greater resources than us. If they significantly increase the resources that they devote to developing and marketing their products, we may not be able to compete effectively. Our competitors’ products, services and technologies may be less costly or may offer superior functionality or better features than ours, which may result in lower than expected selling prices for our products. Additionally, some of our competitors operate and maintain their own fabrication facilities, have longer operating histories, larger customer bases, more comprehensive intellectual property portfolios and greater financial resources.

Further, the semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over us, including, but not limited to: more efficient cost structures; substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; longer independent operating histories; presence in key markets; intellectual property protection; large purchase quantities; and greater name recognition. In addition, we may be at a competitive disadvantage to our peers if we fail to identify or are unable to finance attractive opportunities to acquire companies to expand our business. Consolidation among our competitors and integration among our customers could erode our market share, negatively impact our capacity to compete and require us to restructure our operations, any of which would have a material adverse effect on our business.

As a result of these competitive pressures, we may face declining sales volumes or lower prices for our products, and may not be able to reduce total costs in line with declining revenue. If any of these risks materialize, they could have a material adverse effect on our business, financial condition and results of operations.
The average selling prices of products in our markets have historically decreased over time and could do so in the future, which could adversely impact our revenue and profitability.

Average selling prices of semiconductor products in the markets we serve have historically decreased over time. Profit margins and financial results may suffer if we are unable to offset any reductions in average selling prices by reducing costs, developing new or enhanced products on a timely basis with higher selling prices or profit margins, or increasing sales volumes. Although we have contractual agreements with customers, there is no assurance that those price agreements will be honored. As a result, our average selling prices may decline faster than forecasted.
Much of our business depends on winning competitive bid selection processes, and the failure to be selected could adversely affect business in those market segments.

The competitive selection processes often require an investment of significant time and capital resources, with no guarantee of winning the contract and generating revenue. In the automotive semiconductor market in which we compete, due to the longer design cycles involved, failure to win a design-in could prevent access to a customer for several years. Our failure to win a significant number of these bids could result in reduced revenues, and hurt our competitive position for future selection processes, which could have a material adverse effect on our business, financial condition and results of operations.
The demand for our products depends on the demand for our customers’ end products.

The vast majority of our revenue is derived from sales to manufacturers in the automotive industry. Demand in this market fluctuates significantly, driven by consumer spending, consumer preferences, the development of new technologies and prevailing economic conditions. In addition, the end products in which our semiconductors are incorporated may not be successful, or may experience price erosion or other competitive factors that could affect the price manufacturers are willing to pay. Such customers have in the past, and may in the future, vary order levels significantly from period to period, request postponements of scheduled delivery dates, modify their orders or reduce lead times. This is particularly common during periods of low demand. This can make managing business difficult, as it limits the predictability of future revenue. It can also affect the accuracy of our financial forecasts.

Furthermore, developing industry trends, including customers’ use of outsourcing and new and revised supply chain models, may affect our revenue, costs and working capital requirements.
Our sales are made primarily to Tier 1 suppliers. Any downturn in the automotive market could significantly harm our financial results.

This automotive concentration of sales exposes us to the risks associated with the automotive market. For example, our anticipated future growth is highly dependent on the adoption of ADAS, user interface, connectivity and electrification technologies, which are expected to have increased sensor and power product content. A downturn in the automotive market could delay automakers’ plans to introduce new vehicles with these features, which would negatively impact the demand for products and our ability to grow our business.

The automotive industry continues to undergo consolidation and reorganization. Further, such changes in the automotive market could have a material adverse effect on our business, financial condition and results of operations.

Moreover, governmental actions to contain the spread of COVID-19 adversely affected the automotive industry, including manufacturers, dealers, distributors and third-party suppliers. For example, in early 2020, many automotive manufacturers were forced to suspend manufacturing operations for a period of time. Starting in second half of fiscal year 2020, customer manufacturing facilities re-opened and demand increased through fourth quarter of 2021. Currently, the Company does not anticipate significant adverse effects on its operations in the near- or mid-term. However, the future effects of the virus are difficult to predict, due to uncertainty about the course of the virus, different variants that may evolve, and the supply of the vaccine on a local, regional, and global basis, as well as the ability to implement vaccination programs in a short time frame.

The foregoing operational and economic impacts and other adverse effects on the automotive industry could have a material adverse effect on our business, financial condition and results of operations.

We depend on third parties and their technology to manufacture, assemble, test and/or package our products, which exposes us to risks.

The manufacture of our products, including the fabrication of semiconductor wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the wafer fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct.

From time to time, we have experienced problems achieving acceptable yields at our third-party wafer fabrication partners, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture and/or shipping of such products, results in lower yields and margins.

In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver products on a timely basis and harm relationships with our customers, which could materially and adversely affect our business, financial condition and results of operations.
We rely on the timely supply of materials and our business could be adversely affected if suppliers fail to meet their delivery obligations or raise prices. Certain materials needed in our manufacturing operations are only available from a limited number of suppliers.
We have a fabless business model, which outsources our manufacturing operations to third party foundries. The manufacturing operations depend on deliveries of materials in a timely manner and, in some cases, on a just-in-time basis. From time to time, suppliers may extend lead times, limit the amounts supplied or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical materials or components. Because our products are complex, it is frequently difficult or impossible to substitute one type of material with another. A failure by suppliers to deliver requirements could result in disruptions to our third-party manufacturing operations. Our business, financial condition and results of operations could be harmed if we are unable to obtain adequate supplies of materials in a timely manner or if there are significant increases in the costs of materials.
The semiconductor industry is characterized by continued price erosion, especially after a product has been on the market for a period of time, and we may be unsuccessful in advancing our product technologies, improving efficiencies or developing and selling new products with product margins similar or better than what we have experienced in the past.

One of the results of the rapid innovation in the semiconductor industry is that pricing pressure, especially on products containing older technology, can be intense. Product life cycles are relatively short, and as a result, products tend to be replaced by more technologically advanced substitutes on a regular basis. In turn, demand for older technology falls, causing the price at which such products can be sold to drop, in some cases precipitously.

In order to continue profitably supplying these products, continuous development of new technology, processes and product innovations is necessary. If we cannot advance our process technologies or improve our efficiencies to a degree sufficient to maintain required margins, we will no longer be able to make a profit from the sale of these products. Moreover, we may not be able to cease production of such products, either due to contractual obligations or for customer relationship reasons, and as a result we may be required to bear a loss on such products. We cannot guarantee that competition in our core product markets will not lead to price erosion, lower revenue or lower margins in the future. Should reductions in our manufacturing costs fail to keep pace with reductions in market prices for the products we sell, this could have a material adverse effect on our business, financial condition and results of operations. Further, we have invested and will continue to invest significant resources in our product and technology development efforts. Our development efforts carry inherent risk due to the challenges of foreseeing changes or developments in technology, predicting changes in customer requirements or preferences or anticipating the adoption of new industry standards, and we may be unable to meet our customers’ requirements or gain market acceptance. Should we fail to develop and introduce sufficiently unique products with profit margins similar to or better than what we have experienced in the past or should our product development fail to keep pace with the changing needs of our customers and industry, our business, financial condition and results of operations could be materially and adversely affected.

We may pursue mergers, acquisitions, investments and joint ventures, which could adversely affect our results of operations.

Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhance our market coverage or technological capabilities. Any acquisitions we undertake, and their integration involve risks and uncertainties. There could be unexpected delays, challenges and related expenses, and disruption of our business. Inaccuracies in our estimates and assumptions used to assess a transaction or missteps or delays in integrating our acquisitions may result in us not realizing the expected financial or strategic benefits of any such transaction. In addition, U.S. and foreign regulatory approvals required in connection with an acquisition may take longer than anticipated to obtain, may not be forthcoming or may contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits to us of the transaction.

If we do not effectively manage future growth, our resources, systems and controls may be strained, and our results of operations may suffer.

Future growth could strain our resources, management, information and telecommunication systems and operating and financial controls. To manage future growth effectively, we must be able to improve and expand our systems and controls, which we may not be able to do in a timely or cost-effective manner. A failure to manage any growth we may experience or improve or expand our existing systems and controls, or unexpected difficulties in doing so, could harm our business and results of operations.

We may seek additional capital to take advantage of business opportunities and support the further expansion of our business, which capital might not be available on acceptable terms, if at all, or may result in dilution to our stockholders.

While we believe that the net proceeds from the Transaction continue to be sufficient to meet our current capital requirements, we may seek additional equity or debt financing to pursue strategic opportunities, acquire complementary businesses, products or technologies or to fund the further expansion of our business. If additional funds are raised through the issuance of equity or debt securities, the percentage ownership of our existing stockholders would be reduced, and such securities may have rights, preferences or privileges senior to those of the holders of our Class A common stock.

From time to time, we may rely on strategic partnerships, joint ventures and alliances for manufacturing and research and development. However, we do not control these partnerships and joint ventures, and actions taken by any of our partners or the termination of these partnerships or joint ventures could adversely affect our business.

As part of our strategy, we may enter into a number of long-term strategic partnerships and alliances, including mergers and acquisitions. There can be no assurances that they will be successful. If any of our current strategic partners or alliances we may engage with in the future were to encounter financial difficulties or change their business strategies, they may no longer be able or willing to participate in these groups or alliances, which could have a material adverse effect on our business, financial condition and results of operations.

We may from time-to-time desire to exit certain programs or businesses, or to restructure our operations, but may not be successful in doing so.
From time to time, we may decide to divest certain businesses or restructure our operations, including through the contribution of assets to joint ventures. However, our ability to successfully exit businesses, or to close or consolidate operations, depends on a number of factors, many of which are outside of our control. For example, if we are seeking a buyer for a particular business, none may be available, or we may not be successful in negotiating satisfactory terms with prospective buyers. In some cases, particularly with respect to our European operations, there may be laws or other legal impediments affecting our ability to carry out such sales or restructuring.
If we are unable to exit a business in a timely manner, or to restructure our operations in a manner we deem to be advantageous, this could have a material adverse effect on our business, financial condition and results of operations. Even if a divestment is successful, we may face indemnity and other liability claims by the acquirer or other parties.
Disruptions in our relationships with any one of our key customers could adversely affect our business.
A substantial portion of our revenue is derived from top customers. We cannot guarantee that we will be able to generate similar levels of revenue from our largest customers in the future. If one or more of these customers substantially reduces its purchases from us, it could have a material adverse effect on our business, financial condition and results of operations. Sales to Aptiv, a leading Tier 1 automotive supplier, represented approximately 39% and 57% of our total revenue for the years ended December 31, 2021 and 2020, respectively. The loss of this customer would have a material impact on our consolidated financial results. However, as we continue to grow our customer base organically and through business combinations, the revenue concentration with Aptiv may decrease over time.
Conflict minerals disclosure regulations may require us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

The U.S. Congress has enacted laws, and the SEC has adopted rules regarding enhanced disclosure requirements for companies that use specified minerals known as “conflict minerals” in their products. Some of these metals are commonly used in semiconductor devices, including our products. These SEC rules require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have numerous foreign suppliers, many of whom are not obligated by law to investigate their own supply chains. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is with third parties, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures we implement. We may also face difficulties in satisfying our customers if they require that we prove or certify that our products are “conflict free.” Key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may discontinue purchasing from us. Any of these outcomes could adversely impact our business, financial condition or operating results.
Our existing and future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2021, our total consolidated indebtedness was $7.9 million. We may also incur additional indebtedness to meet future financing needs. We may be subject to debt covenants and payment obligations that may limit our ability to operate our business. Any outstanding indebtedness, including any additional future indebtedness, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, product candidate development and other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry and market Conditions, such as interest rate fluctuations;
•subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•acceleration of payment of our debt obligations upon a default of payment;
•potential loss of collateral for secured indebtedness;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We have historically incurred losses and may continue to incur losses.

We have incurred a net loss since our inception. Our ability to achieve profitability will depend on increased revenue growth from, among other things, increased demand for our product offerings. We may not be successful in these pursuits, and we may never achieve profitability or sustain profitability if achieved.
Risks Related to Our Organizational Structure
We are a holding company and our only material asset is our interest in ADK LLC, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.
We are a holding company with no material assets other than our ownership of LLC Units and our managing member interest in ADK LLC. As a result, we will have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of ADK LLC and its subsidiaries and the distributions we receive from ADK LLC. Deterioration in the financial condition, earnings or cash flow of ADK LLC and its subsidiaries for any reason could limit or impair ADK LLC’s ability to pay such distributions. Additionally, to the extent that we need funds and ADK LLC and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or ADK LLC is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
ADK LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of ADK LLC. Under the terms of the Amended Operating Agreement, ADK LLC is obligated to make tax distributions to holders of LLC Units (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement (and the cost of administering such payment obligations), which could be significant. We intend to cause ADK LLC to make distributions to holders of LLC Units in amounts sufficient to cover all applicable taxes (calculated at assumed tax rates), relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, ADK LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which ADK LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering ADK LLC insolvent. If our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement.
Additionally, although ADK LLC generally will not be subject to any entity-level U.S. federal income tax, it may be liable under recent federal tax legislation for adjustments to its tax return, absent an election to the contrary. In the event ADK LLC’s calculations of taxable income are incorrect, its members, including us, in later years may be subject to material liabilities pursuant to this federal legislation and its related guidance.
We anticipate that the distributions we will receive from ADK LLC may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to acquire additional newly issued LLC Units from ADK LLC at a per unit price determined by reference to the market value of the Class A common stock; to pay dividends, which may include special dividends, on our Class A common stock; to fund repurchases of Class A common stock; or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on Class A common stock or otherwise undertake ameliorative actions between LLC Units and shares of Class A common stock and instead, for example, hold such cash balances, holders of LLC Units that held interests in ADK LLC pre-Transaction may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following an exchange of their LLC Units, notwithstanding that such holders may previously have participated as holders of LLC Units in distributions by ADK LLC that resulted in such excess cash balances held by us.
Dividends on our common stock, if any, will be paid at the discretion of our board of directors, which will consider, among other things, our business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on our ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, ADK LLC is generally prohibited under state law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ADK LLC (with certain exceptions) exceed the fair value of its assets. ADK LLC’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to ADK LLC. If ADK LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.
Under the Tax Receivable Agreement, we will be required to pay 85% of the tax benefits relating to tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges of LLC Units into our Class A common stock and related transactions, and those payments may be substantial.
Certain indie Equity Holders may exchange their LLC Units for shares of Class A common stock pursuant to the Exchange Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Amended Operating Agreement. These exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of ADK LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such exchanges never occurred.
In connection with the Transaction, we entered into the Tax Receivable Agreement, which generally provides for the payment by us of 85% of certain tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and certain tax attributes of the ADK Blocker Group and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligations of us and not of ADK LLC. The actual increase in our allocable share of ADK LLC’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.
In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we realize or may be accelerated.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event any tax benefits initially claimed by us are disallowed, the indie Equity Holders will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.
Moreover, the Tax Receivable Agreement provides that, in the event that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) we become bankrupt or undergo a similar insolvency event, (iii) certain changes of control occur (as described in the Tax Receivable Agreement) or (iv) we are more than three months late in making of a payment due under the Tax Receivable Agreement (unless we in good faith determine that hawse have insufficient funds to make such payment), our obligations under the Tax Receivable Agreement will accelerate and we will be required to make an immediate lump-sum cash payment to the indie Equity Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum payment to the indie Equity Holders could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would be able to use the assumed potential tax benefits in future years, and that tax rates applicable to us would be the same as they were in the year of the termination.
There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize. Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent its cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. Such indebtedness may have a material adverse effect on our financial condition.
Risks Related to Macroeconomic Conditions
Downturns or volatility in general economic conditions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our net sales and profitability depend significantly on general economic conditions and the demand for the end products in the markets in which our customers compete. A decline in end-user demand can affect the need that customers have for our products, as well as the ability of customers to obtain credit or meet their payment obligations to us, and may increase the likelihood of customers canceling or deferring existing orders. Current and continued inflationary conditions may lead to rising prices or rising interest rates, which could have a dampening effect on overall economic activity and consumer demand for automotive products and result in reduced demand for our products. Other adverse changes in economic conditions, including any recession, economic slowdown or disruption of credit markets, may also lead to lower demand for our products. Volatile and uncertain economic conditions can make it difficult to accurately forecast and plan future business activities. This could result in an oversupply of products relative to customer demand.
In addition, any disruption in the credit markets, including as a result of the COVID-19 pandemic, could impede our access to additional capital. If there is limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available on acceptable terms or at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the necessary materials or services to us.
All of these factors related to global economic conditions, which are beyond our control, could adversely impact our business, financial condition, results of operations and liquidity.
Fluctuations in foreign exchange rates could have an adverse effect on our results of operations.
We operate in various worldwide locations and our consolidated financial results are reported in U.S. dollars. However, some of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Fluctuations in foreign exchange rates against the U.S. dollar could result in changes in reported revenues and operating results due to the foreign exchange impact of translating these transactions into U.S. dollars. Currency fluctuations could decrease revenue and increase our operating costs. Though we have exposure to fluctuations in currency exchange rates, historically, the impact has generally not been material to our consolidated results of operations or financial position.
Our worldwide operations are subject to political, economic and health risks and natural disasters, including the ongoing effects of the COVID-19 pandemic, which could have a material adverse effect on our business operations.
Our offices in California, the production facilities of third-party wafer suppliers, integrated circuit testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake.
Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. Such concentration increases the risk that natural disasters, labor strikes, terrorism, war, intensified political unrest, epidemics, and/or health advisories could damage, destroy or disrupt our suppliers or contract manufacturing facilities, disrupt operations, delay new production and shipments of existing products or result in costly repairs, replacements or other costs, all of which would negatively impact our business. A large natural disaster may result in disruptions in distribution channels or supply chains and significant increases in the prices of raw materials used for manufacturing processes. Furthermore, any disaster affecting our customers (or their respective customers) may significantly negatively impact the demand for our products and therefore our revenue. There is increasing concern that climate change is occurring that may cause a rising number of natural disasters with potentially dramatic effects on human activity.
The global spread of COVID-19 and the efforts to control it have disrupted, and reduced the efficiency of, normal business activities in much of the world. Efforts to mitigate the spread of COVID-19 have impacted, and will likely continue to impact our workforce and operations, and those of our customers, suppliers and logistics providers. We have experienced, and expect to continue to experience, disruption to parts of our global semiconductor supply chain and disruptions in commercial transportation infrastructure that have resulted in increased customer order lead times.

In response to governmental directives and recommended safety measures, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. Working remotely for extended periods may reduce our employees’ efficiency and productivity. If a significant number of our employees, or employees and third parties performing key functions, become ill, our business may be further adversely impacted. The degree to which the COVID-19 pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control, including the extent of actions to contain the virus (including any variants), availability and efficacy of the vaccines or other treatments, public acceptance of the vaccines (including boosters), and how quickly and to what extent normal economic and operating conditions resume.

In addition, we rely heavily on internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruptions. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows.
Risks Related to our Intellectual Property, Technology and Cybersecurity
We rely to a significant extent on proprietary intellectual property. We may not be able to protect this intellectual property against improper use by our competitors or others.
Our success and future revenue growth depend, in part, on our ability to protect our proprietary technology, products, designs and fabrication processes, and other intellectual property, against misappropriation by others. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our intellectual property. We may have difficulty obtaining patents and other intellectual property rights to protect our proprietary products, technology and intellectual property, and the patents and other intellectual property rights received may be insufficient to provide us with meaningful protection or commercial advantage. We may not obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, patents and other intellectual property rights may be or become unavailable or limited in scope. Even if new patents are issued, the claims allowed may not be sufficiently broad to effectively protect proprietary technology, processes and other intellectual property. In addition, any of our existing patents, and any future patents issued, may be challenged, invalidated or circumvented.
Further, proprietary technology, designs and processes and other intellectual property may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our proprietary technologies, products, designs, processes and other intellectual property despite efforts to protect intellectual property. While we have a number of patent filings in process, there can be no assurances that these patents will be issued or that any rights will be granted and provide meaningful protection against misappropriation of intellectual property. Competitors may also be able to develop similar technology independently or design around our patents. We may not have or pursue patents or pending applications in all the countries in which we operate corresponding to all primary patents and applications. Even if patents are granted, effective enforcement in some countries may not be available. In particular, intellectual property rights are difficult to enforce in countries where the application and enforcement of the laws governing such rights may not have reached the same level as compared to other jurisdictions where we operate. Consequently, operating in some countries may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise use intellectual property or the intellectual property of suppliers or other parties with whom we engage. There is no assurance that we will be able to protect our intellectual property rights or have adequate legal recourse in the event that we seek legal or judicial enforcement of our intellectual property rights under the laws of such countries. Any inability on our part to adequately protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.
We may become party to intellectual property claims or litigation that could cause us to incur substantial costs, pay substantial damages or prohibit us from selling our products.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we may receive communications from third parties that allege that our products or technologies infringe their patent or other intellectual property rights. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and adversely affect our business. In the event that any third-party succeeds in asserting a valid claim against us or any of our customers, we could be forced to do one or more of the following:

•discontinue selling, importing or using certain technologies that contain the allegedly infringing intellectual property which could cause us to stop manufacturing certain products;
•seek to develop non-infringing technologies, which may not be feasible;
•incur significant legal expenses;
•pay substantial monetary damages to the party whose intellectual property rights we may be found to be infringing; and/or
•we or our customers could be required to seek licenses to the infringed technology that may not be available on commercially reasonable terms, if at all.
If a third-party causes us to discontinue the use of any technologies, we could be required to design around those technologies. This could be costly and time consuming and could have an adverse effect on our financial results. Any significant impairments of intellectual property rights from any litigation we face could materially and adversely impact our business, financial condition, results of operations and our ability to compete.
Certain software that we use in our products is licensed from third parties and may not be available to us in the future, which may delay product development and production or cause us to incur additional expense.
Some of our solutions contain software licensed from third parties, some of which may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products.
Interruptions in information technology systems could adversely affect business.
We rely on the efficient and uninterrupted operation of complex information technology applications, systems and networks to operate our business. The reliability and security of information technology infrastructure and software, and our ability to expand and continually update technologies in response to changing needs is critical to our business. Any significant interruption in these applications, systems or networks, including but not limited to new system implementations, computer viruses, cyberattacks, security breaches, facility issues or energy blackouts, could have a material adverse impact on our business, financial condition and results of operations.
Our business also depends on various outsourced IT services. We rely on third-party vendors to provide critical services and to adequately address cyber security threats to their own systems. Any failure of third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations.
Our computer systems and networks are subject to attempted security breaches and other cybersecurity incidents, which, if successful, could be costly and could impact our business.

Cyber-attacks attempting to obtain access to our computer systems and networks could result in the misappropriation of proprietary information and technology. Although we have taken steps to protect the security of our computer systems and networks and the data maintained in those systems and networks, it is possible that our safety and security measures will not prevent the improper access or disclosure of such proprietary information such as in the event of cyber-attacks. There can be no assurance that any breach or incident will not have a material impact on our operations and financial results. In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. In the event of such breaches, us, our customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to reputation, and other financial loss.
In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. We could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection.

Cyber-attacks or other catastrophic events could result in interruptions or delays to us, our customers, or other third-party operations or services, financial loss, potential liability, and damage to our reputation and affect our relationships with customers and suppliers.
Further, we may be subject to theft, loss, or misuse of personal and confidential data regarding our employees, customers and suppliers that is routinely collected, used, stored, and transferred to run our business. Such theft, loss, or misuse could result in significantly increased business and security costs or costs related to defending legal claims.
Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. In addition, even inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Our costs to comply with and implement these privacy-related and data protection measures could be significant.
Risks Related to Regulatory Compliance and Legal Matters
Our failure to comply with the large body of laws and regulations to which we are subject could have a material adverse effect on our business and operations.
We are subject to regulation by various governmental agencies in the United States and other jurisdictions in which we operate. These include traditional automotive quality standards and regulations as well as international trade regulations. Our failure to comply with any applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, damages, penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially and adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and financial resources.
Our business may be adversely affected by costs relating to product defects, and we could be faced with product liability claims.
There is a risk that defects may occur in our products. We make highly complex integrated circuits and our customers typically integrate the semiconductors we sell into numerous automotive products, which are then sold into the marketplace. A defect in any of our products could give rise to significant costs, including expenses relating to recalling the products, replacing defective items and writing down defective inventory as well as lead to the loss of potential sales.
In addition, the occurrence of such defects may give rise to product liability claims, including liability for damages caused by such defects if our semiconductors or the consumer products based on them malfunction and result in personal injury or death. Such claims could result in significant costs and expenses relating to damages and attorneys’ fees. Moreover, since the cost of replacing defective semiconductor devices is often much higher than the value of the devices themselves, we may at times face damage claims from customers that are in excess of the amounts paid to us for products, including consequential damages. We may be even named in product liability claims where there is no evidence that our products caused the damage in question.
Additionally, customers may recall their end products if they prove to be defective or they may make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such a recall or payment is caused by a defect in one of our products, customers may seek to recover all or a portion of their losses from us. If any of these risks materialize, our reputation would be harmed and there could be a material adverse effect on our business, financial condition and results of operations.
We may face significant warranty claims.
Our semiconductor devices are sold with warranties. The warranty for our products requires us to repair or replace products that are deficient. As a result, we bear the risk of warranty claims on all products we supply, including those manufactured by third parties. There can be no assurance that we will be successful in claiming under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer, or that any recovery from such vendor or supplier would be adequate. Although we haven’t historically experienced deficient warranty reserves, there is a risk that warranty claims made against us will exceed our warranty reserve and could have a material adverse effect on our financial condition, results of operations, business and/or prospects.
Significant litigation could impair our reputation and cause us to incur substantial costs.

We may be party to various lawsuits and claims arising in the ordinary course of business, including claims relating to intellectual property, customer contracts, employment matters, third-party manufacturers or subcontractors, or other aspects of our business. Litigation, regardless of outcome, could result in substantial costs, reputational harm and a diversion of management’s attention and resources. The outcome of litigation is often difficult to predict, and any litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A common stock, allegations arising in connection with the Transaction or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert managements and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
We are subject to export restrictions and laws affecting trade and investments that could materially and adversely affect our business and results of operations.
We have material operations and relationships in China, including an interest in a Chinese subsidiary. Since the beginning of 2018, there have been several instances of U.S. tariffs on Chinese goods, some of which prompted retaliatory Chinese tariffs on U.S. goods. In May 2019, the U.S. president issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. These actions could lead to additional restrictions on the export of products that include or enable certain technologies, including products we provide to China-based customers.
The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we have significant operations in China.
Furthermore, the imposition of tariffs could cause a decrease in the sales of products to customers located in China or other customers selling to Chinese end users, which could materially and adversely affect our business, financial condition and results of operations.
We are subject to U.S. laws and regulations that could limit and restrict the export of some products and services and may restrict transactions with certain customers, business partners and other persons, including, in certain cases, dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with these laws and regulations could materially limit operations or sales, which would materially and adversely affect our business and results of operations.
In addition, U.S. laws and regulations and sanctions, or threat of sanctions, that could limit and restrict the export of some of our products and services to customers, may also encourage customers to develop their own solutions to replace our products, or seek to obtain a greater supply of similar or substitute products from competitors that are not subject to these restrictions, which could materially and adversely affect our business, financial condition and results of operations.

Changes in domestic or international changes in tax rates, the adoption of new tax laws or other exposure to additional tax liabilities could adversely affect our results of operations and financial condition.
We are subject to income and other taxes in both the United States and various foreign jurisdictions. Changes to sustained yield or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce cash flow from operating activities, and otherwise have a material adverse effect on our financial condition. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate.
Our tax filings are subject to review or audit by the U.S. Internal Revenue Service (the “IRS”) and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for taxes and, in the ordinary course of business, there may be transactions and calculations where the proper tax treatment is uncertain. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to comply with anti-corruption laws or violations of our internal policies designed to ensure ethical business practices could cause damage to our reputation, adversely affect our business and could result in substantial fines, sanctions, criminal or civil penalties.
We operate in a number of countries throughout the world, including in countries that do not have as strong a commitment to anti-corruption and ethical behavior as is required by U.S. laws or by corporate policies. We are subject to the risk that us, our U.S. employees or our employees located in other jurisdictions or any third parties that we engage to do work on our behalf in foreign countries may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”). In addition, we operate in certain countries in which the government may take an ownership stake in an enterprise and such government ownership may not be readily apparent (thereby increasing potential FCPA violations). Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, we have internal ethics policies that we require our employees to comply with in order to ensure that our business is conducted in a manner that our management deems appropriate. If these anti-corruption laws or internal policies were to be violated, our reputation and operations could also be substantially harmed.
In order to comply with environmental and occupational health and safety laws and regulations, we may need to modify our activities or incur substantial costs, and such laws and regulations, including any failure to comply with such laws and regulations, could subject us to substantial costs, liabilities, obligations and fines, or require us to have suppliers alter their processes.
The semiconductor industry is subject to a variety of international, federal, state, local and non-U.S. laws and regulations governing pollution, environmental protection and occupational health and safety. Compliance with current or future environmental and occupational health and safety laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm business. Environmental and occupational health and safety laws and regulations have tended to become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm business.

Risks Related to Doing Business in China

A majority of our consolidated revenue is generated from product sales with a final shipping destination in China, and a portion of our operations are conducted in China by a 50%-owned Chinese subsidiary that we control and therefore, we face additional risks and uncertainties related to doing business in China in general, including but not limited to the following:

Uncertainties with respect to the PRC legal system could adversely affect our China subsidiary.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protection afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

Uncertainties in the interpretation and enforcement of Chinese laws and regulations could limit the legal protections available to us.

The PRC legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights, including the legal rights of our China subsidiary. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules. As a result, we may not be able to keep ourselves updated with these policies and rules in time. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations, including the operations of our China subsidiary.

Changes in China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our China subsidiary’s business our results of operations.

A portion of operations is conducted through our China subsidiary and a majority of our consolidated revenues were generated from product sales with a final shipping destination in China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our products and the products of our China subsidiary depends, in part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our products and the products of our China subsidiary, which in turn could reduce our revenues.

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China and could have a material adverse effect on our business, the business of our China subsidiary and the value of our common stock.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us, or more specifically, we cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect the operation of our China subsidiary, the operations of our customers, and the value of our common stock.

Our China subsidiary may be limited in its ability to make payments, dividends or other distributions to us.

Although our China subsidiary has not historically paid dividends or made distributions on equity to ADK LLC, it may be limited in its ability to make such distributions in the future. If our China subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. In addition, the PRC tax and other authorities may require our China subsidiary to adjust its taxable income in a manner that would materially and adversely affect its ability to pay dividends and other distributions to us.

Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of our securities.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Our China subsidiary receives substantially all of its revenues in RMB. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. Therefore, we believe our China subsidiary would be able to pay dividends in foreign currencies to ADK LLC without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the PRC complies with certain procedures under PRC foreign exchange regulation, such as the overseas investment registrations by the beneficial owners of our company who are PRC residents. But approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

In light of the flood of capital outflows of China in 2016 due to the weakening RMB, the PRC government has imposed more restrictive foreign exchange policies and stepped-up scrutiny of major outbound capital movement. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents our China subsidiary from obtaining sufficient foreign currencies to satisfy its foreign currency demands, our China subsidiary may not be able to pay dividends in foreign currencies to ADK LLC.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our China subsidiary’s ability to distribute dividends to ADK LLC. Our China subsidiary also faces regulatory uncertainties that could restrict its ability to adopt additional incentive plans for its directors, executive officers and employees under PRC law.

In light of recent events indicating greater oversight by the Cyberspace Administration of China over data security, particularly for companies seeking to list on a foreign exchange, though such oversight is not applicable to us, we may be subject to a variety of PRC laws and other obligations regarding data protection and any other rules, and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, our listing on the Nasdaq Capital Market, financial condition, and results of operations.

Even though, currently, we and our China subsidiary are not subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data, these laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

The Cybersecurity Law, the Cybersecurity Review Measures and the PRC’s Data Security Law impose regulations, review and conditions on the storage, security, purchase, collection and use of personal information and important data collected and generated by a critical information infrastructure operator (“CIIO”) in the course of its operations in China, including on the purchase of data affecting national security. The exact scope of what constitute a “CIIO” remains unclear. Further, the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws. While our business and the business of our China subsidiary do not currently include the type of activities subject to this regulation, there remains uncertainty about the final content of these and other regulations, interpretation and implementation, and various other implications. It also remains uncertain whether any future regulatory changes would impose additional restrictions on companies like us and our China subsidiary.

As of the date of this report, we have not received any notice from any authorities identifying us or our China subsidiary as a CIIO or requiring us to undertake a cybersecurity review by the CAC. Further, we have not been subject to any penalties, fines, suspensions, investigations from any competent authorities for violation of the regulations or policies that have been issued by the CAC to date. We believe that neither we nor our China subsidiary are subject to the cybersecurity review by the CAC, given that we are a manufacturer and not engaged in any operation of information infrastructure. However, there remains uncertainty as to how the regulations will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we expect to take all reasonable measures and actions to comply, but any such future laws, regulations or review could be time consuming and costly to comply with, and could have a material impact on our and our China subsidiary’s operations and financial results.
Risks Related to Financial Reporting, Internal Controls and Being a Public Company
Inadequate internal controls could result in inaccurate financial reporting.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, our stakeholders could lose confidence in our financial reporting, which could adversely affect the results of our business and our enterprise value.
We will need to undertake significant efforts to strengthen our processes and systems and adapt them to changes as our business evolves (including with respect to being a publicly traded company). This continuous process of maintaining and adapting our internal controls is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will provide adequate control over our financial processes and reporting. Furthermore, as our business evolves, and if we expand through acquisitions of other companies, make significant investments in other companies or enter into joint development and similar arrangements, our internal controls may become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our enterprise value.
We may not be able to timely and effectively implement and maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to establish and periodically evaluate procedures with respect to our internal controls over financial reporting. In addition, as a public company, we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that beginning with our second annual report following our IPO, management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an “emerging growth company.” In order to comply with these rules, we expect to incur additional expenses and devote increased management effort.
In connection with our assessment of internal control over financial reporting, we identified certain material weaknesses in our internal control over financial reporting for the years ended December 31, 2021 and 2020 (see Item 9A. Controls and Procedures for additional detail). While these material weaknesses did not result in material misstatements of the Company’s financial statements as of and for the year ended December 31, 2021, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in our consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, the Company concluded that the deficiencies represent material weaknesses in its internal control over financial reporting and certain aspects of its internal control over financial reporting were not effective as of December 31, 2021.
We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.
We face increased legal, accounting, administrative and other costs and expenses as a public company that we have not incurred as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities we did not do previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In connection with our assessment of internal control over financial reporting, we identified certain material weaknesses in our internal control over financial reporting for the years ended December 31, 2021 and 2020 (see Item 9A. Controls and Procedures for additional detail). It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, we could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for our securities.

Our management has limited experience in operating a public company.

Certain of our executive officers and certain directors have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We also expect to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
Risks Related to Ownership of Our Class A Common Stock and Warrants, and Organizational Documents
There can be no assurance we will be able to comply with the continued listing standards of Nasdaq for our Class A common stock.

Our Class A common stock and public warrants are currently listed on the Nasdaq Stock Market. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. Although we are currently in compliance with such listing standards, we may in the future fall out of compliance with such standards. If we are unable to maintain compliance with these Nasdaq requirements, our Class A common stock will be delisted from Nasdaq. If Nasdaq delists our Class A common stock from trading on its exchange for failure to meet the listing standards, we and our security holders could face significant material adverse consequences including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that shares of the Class A common stock are a “penny stock” which will require brokers trading in the Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making such warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force could force the warrant holder (i) to exercise such warrants and pay the exercise price therefor at a time when it may be disadvantageous for the warrant holder to do so, (ii) to sell such warrants at the then-current market price when the warrant holder might otherwise wish to hold its warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrant holder’s warrants.
Our warrants may have an adverse effect on the market price of our Class A common stock.
We have outstanding warrants to purchase up to 27,400,000 shares of our Class A common stock. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Class A common stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.
An investment in our Class A common stock may be diluted by the future issuance of additional Class A common stock or LLC Units in connection with our incentive plans, acquisitions or otherwise.
As of December 31, 2021, we have 250,000,000 shares of Class A common stock authorized, including 30,448,081 shares of Class A common stock issuable upon exchange of LLC Units that are held by certain indie Equity Holders, 27,400,000 shares of Class A common stock issuable upon exercise of the warrants, 10,000,000 shares of Class A common stock issuable upon achievement of earn-out and 6,311,665 shares of Class A common stock reserved for issuance under the Equity Incentive Plan as described below. Our Certificate of Incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the Amended Operating Agreement permits ADK LLC to issue an unlimited number of additional limited liability company interests of ADK LLC with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LLC Units, and which may be exchangeable for shares of Class A common stock. Any Class A common stock that we issue, including under the Equity Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own shares of Class A common stock.
As of December 31, 2021, 111,260,962 shares of Class A common stock have been issued.
There may be sales of a substantial amount of Class A common stock by our stockholders and these sales could cause the price of our securities to fall.

Pursuant to registration rights we have granted to certain stockholders, certain stockholders are entitled to demand that we register the resale of their securities subject to certain minimum requirements. These parties may sell large amounts of our Class A common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the share price of Class A common stock or putting significant downward pressure on the price of our Class A common stock.
Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our Class A common stock and make it difficult for us to raise funds through securities offerings in the future.
Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Certificate of Incorporation and Bylaws, and the General Corporation Law of the State of Delaware (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in management. Among other things, the Certificate of Incorporation and Bylaws include provisions regarding:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the requirement that directors may only be removed from our board of directors for cause;
•the requirement that a special meeting of stockholders may be called only by our board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of meetings of our board of directors and stockholders;
•the requirement for the affirmative vote of holders of 66⅔% of the voting power of our outstanding voting capital stock, voting together as a single class to amend, alter, change or repeal certain provisions in the Certificate of Incorporation and the Bylaws, respectively, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our board of directors to amend the Bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.
In addition, as a Delaware corporation, we are generally subject to provisions of Delaware law, including the DGCL. Although we have elected not to be governed by Section 203 of the DGCL, certain provisions of the Certificate of Incorporation, in a manner substantially similar to Section 203 of the DGCL, prohibit certain stockholders (other than those stockholders who are party to a stockholders’ agreement with us) who hold 15% or more of our outstanding capital stock from engaging in certain business combination transactions with us for a specified period of time unless certain conditions are met.

Any provision of the Certificate of Incorporation, Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.
Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of us, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or stockholder of ours to us or our stockholders, (3) action arising pursuant to any provision of the DGCL or our Certificate of Incorporation or our Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery, or (4) action asserting a claim against us governed by the internal affairs doctrine (the “Delaware Exclusive Forum Provision”). Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the inclusion of such provision in our Certificate of Incorporation will not be deemed to be a waiver by our stockholders of our obligation to comply with federal securities laws, rules and regulations, and the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Certificate of Incorporation. If any action the subject matter of which is within the scope of the Delaware Exclusive Forum Provision is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.
This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
General Risk Factors
Loss of key management or other highly skilled personnel, or an inability to attract such management and other personnel, could adversely affect our business.
We depend on key management to run our business and on development engineers to develop new products and technologies. The loss of any key personnel could have a material adverse effect on our business. In addition, the market for qualified employees, including skilled engineers and other individuals with the required technical expertise to succeed in our business, is highly competitive and an inability to attract, retain and motivate the employees required for the operation of our business could hinder our ability to successfully conduct research activities or develop marketable products.
Our employees are not bound by obligations that require them to continue to work for any specified period and, therefore, they could terminate their employment at any time. Moreover, our employees are generally not subject to non-competition agreements.
In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the U.S. are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures, including those that may be enacted by the current U.S. presidential administration, may adversely affect our ability to hire or retain such workers, increase operating expenses and negatively impact our ability to deliver products and services, any of which would adversely affect our business, financial condition and results of operations.

The loss of one or more of our executive officers or key personnel or our inability to locate suitable or qualified replacements could be significantly detrimental to product development efforts and could have a material adverse effect on our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We are headquartered in Aliso Viejo, California with design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Budapest, Hungary; Dresden and Munich, Germany; Edinburgh, Scotland; Haifa, Israel; Quebec City, Canada; Tokyo, Japan and several locations throughout China. We engage subcontractors to manufacture our products. The majority of these subcontractors are located in Asia. We periodically evaluate our facility requirements as necessary and believe our existing and planned facilities are sufficient for our needs for at least the next 12 months. The following table sets forth our principal facilities:

Location	Square Footage	Location	Square Footage
Aliso Viejo, California	18,000	Quebec City, Canada	50,050
Austin, Texas	5,753	Wuxi, China	14,381
Detroit, Michigan	32,700	Edinburgh, Scotland	5,328
ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
Our Class A Common Stock and redeemable warrants began trading on the Nasdaq Capital Market under the symbols “INDI” and “INDIW”, respectively, on June 10, 2021.

(b) Holders of Common Stock

As of April 1, 2022, there were approximately 82 holders of record of our Class A Common Stock and 39 holders of our redeemable warrants, neither of which include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date. The payment of any cash dividends will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF INDIE
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of indie and its subsidiaries prior to the consummation of the Transaction. Throughout this section, unless otherwise noted, “indie” refers to indie Semiconductor and its consolidated subsidiaries.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Form 10-K. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.
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

We maintain design centers for our semiconductor engineers and designers in the United States, Scotland, Germany, Israel and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the years ended December 31, 2021 and 2020, approximately 62% and 81%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Recent Acquisitions

TERAXION INC

In August 2021, we entered into a definitive agreement to acquire TERAXION INC, a Canadian corporation (“TeraXion”) from the existing stockholders of TeraXion (the “Acquisition”). The Acquisition was completed on October 12, 2021 and the total consideration paid for the acquisition consisted of (i) $75.3 million in cash, net of cash acquired; (ii) the issuance by indie of 5,805,144 shares of indie Class A common stock; and (iii) the assumption by indie of TeraXion options, which will become exercisable to purchase 1,542,332 shares of indie Class A common stock.

TeraXion produces low noise lasers, Bragg gratings and integrated photonic elements to address high-performance applications. More recently, TeraXion was an optical sensing reference design partner of indie, supporting next-generation Frequency Modulated Continuous Wave systems for automotive LiDAR. The addition of TeraXion is expected to be highly synergistic and we believe it will position us to accelerate mass market deployments of LiDAR platforms.

ON Design Israel

On October 1, 2021, we entered into a definitive agreement and completed the acquisition of ON Design Israel Ltd. (“ON Design Israel”), for $5.0 million in cash paid upon close (net of cash acquired), $7.5 million of cash in 2022 and up to $7.5 million of cash based on design win performance.

Symeo GmbH

On October 21, 2021, we entered into a definitive agreement with Analog Devices to acquire Symeo GmbH (“Symeo”) for $10.0 million in cash at closing, $10.0 million in cash in 2023 and an equity-based earn-out of up to 858,369 shares of indie Class A common stocks based on future revenue growth. The Symeo transaction closed on January 4, 2022.

The acquisition of ON Design Israel and Symeo will bring us engineering development teams with broad experience in millimeter wave technology and radar system implementation, respectively. We expect these combinations will accelerate our entry into the radar market and enable us to capture strategic opportunities among Tier 1 customers.
Reverse Recapitalization with Thunder Bridge Acquisition II
On June 10, 2021, we completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021 (the “MTA”). In connection with the Transaction, Thunder Bridge II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, TB2 was domesticated into a Delaware corporation and merged with and into and a merger subsidiary of Surviving Pubco. Additionally, we consummated a Private Investment in Public Entity (“PIPE”) financing, pursuant to which Surviving Pubco issued 15 million Class A common shares, generating net proceeds of $150 million as a result of the Transaction. Also on June 10, 2021, Surviving Pubco changed its name to indie Semiconductor, Inc., and listed our shares of Class A common stock, par value $0.0001 per share on The Nasdaq Stock Market LLC under the symbol “INDI.”
The most significant change in our reported financial position and results of operations in comparison to the prior year is gross cash proceeds of $399.5 million from the Transaction, which includes $150.0 million in proceeds from the PIPE financing that was consummated in conjunction with the Transaction. The increase in cash was offset by transaction costs incurred in connection with the Transaction of approximately $43.5 million plus the retirement of indie’s long-term debt of $15.6 million. Approximately $29.8 million of the transaction costs and all of indie’s long-term debt were paid as of June 30, 2021. Approximately $21.8 million of the transaction costs paid as of June 30, 2021 were paid by TB2 as part of the closing of the Transaction. The remainder of the transaction costs were paid as of September 30, 2021.
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
As a consequence of the Transaction, we became an SEC-registered, Nasdaq-listed company, which has required, and will continue to require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We are now incurring additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative expenses.
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

We experienced a decrease in customer demand and product shipments in the second quarter of fiscal year 2020. This decrease was primarily the result of closures or reduced capacity at customer manufacturing facilities in China. During the second half of fiscal year 2020, customer manufacturing facilities re-opened, and demand increased. As customer demand increased during the second half of fiscal year 2020 and continued through 2021, the semiconductor industry, and automotive semiconductors in particular, experienced material shortages and supply constraints. Given our reliance on third-party manufacturing suppliers, these industry dynamics have resulted in certain instances of extended production lead times, increased production and expedite costs, and delays in meeting increasing customer demand for our products, which if unabated, present a significant risk to us. In certain circumstances, we have increased order lead times, and placed purchase orders with suppliers based on our anticipated demand requirements in efforts to secure production capacity allocation. However, we cannot predict the duration or magnitude of the Pandemic or the full impact that it may have on our financial condition, operations, and workforce. We will continue to actively monitor the rapidly evolving situation related to the Pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of its employees and other third parties with whom we do business.
Results of Operations
Revenue
We design, develop and manufacture primarily analog, digital and mixed signal integrated circuits (“ICs”) together with software running on the embedded processors in the majority of the ICs. Our revenue represents both non-recurring engineering (“NRE”) fees for the development of ICs and prototypes and product sales, the sale of semiconductors under separate commercial supply arrangements.
Our revenues fluctuate in response to a combination of factors, including the following:
•our overall product mix and sales volumes;
•gains and losses in market share and design win traction;
•semiconductor content per vehicle;
•pace at which technology is adopted in our end markets;
•fluctuations in currency exchange rates that affect our prices;

•the stage of our products in their respective life cycles;
•the effects of competition and competitive pricing strategies;
•governmental regulations influencing our markets; and
•the global and regional economic cycles.
Product Revenue. Our product revenue is recognized when the customer obtains control of the product and is based on the contractual shipping terms of a contract. We provide an assurance-type warranty which is not sold separately and does not represent a separate performance obligation. Therefore, the estimated costs of warranty claims are generally accrued as cost of goods sold in the period the related revenue is recorded. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The majority of our product revenue originates from sales shipped to customer locations in Asia, and the United States.
Contract Revenue. Contract revenue is revenue earned from NRE services. Generally, our NRE contracts with our customers initially contain a single distinct performance obligation, which is to provide NRE design services for products based on the customer’s specifications. Generally, our contracts also include the optional purchase of products that may be exercised at stated prices subsequent to completion of NRE design services. We have determined that the option to purchase products is not a material right and have not allocated transaction price to this provision.
For NRE arrangements, we recognize revenue over time as services are provided based on the terms of the contract on an input basis, using costs incurred as the measure of progress. The costs incurred represent the most reliable measure of transfer of control to the customer. Revenue is deferred for amounts billed or received prior to delivery of the services.
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, board and device costs, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory and warranty provisions, memory and component costs, and shipping costs. Cost of goods sold also includes compensation related to personnel associated with manufacturing and amortization of certain intangible assets acquired through the business combinations. Cost of goods sold does not include development costs incurred related to servicing our NRE services contracts, which are recorded to research and development and expensed as incurred.
Research and Development Expense
Costs related to research, design, and development of our products are expensed as incurred. Research and development expense consists primarily of pre-production costs related to the design and development of our products and technologies, including costs related to NRE services contracts with customers such as employee compensation, benefits and related costs of sustaining our engineering teams, project material costs, third party fees paid to consultants, prototype development expenses, other costs incurred in the product design and development process and amortization expenses for certain intangible assets acquired from the business combinations.
Selling, General, and Administrative Expense
Selling, general, and administrative costs include employee compensation, including compensation and benefits for executive, finance, accounting, legal, business operations and other administrative personnel. In addition, it includes marketing and advertising, outside legal, tax and accounting services, insurance, occupancy costs and related overhead based on headcount and amortization expenses for certain intangible assets acquired from the business combinations. Selling, general, and administrative costs are expensed as incurred.

Amortization for Intangible Assets Acquired from Business Combinations

As a result of the most recent business combinations, we acquired various intangible assets. The corresponding amortization expenses are included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based on their respective nature. Our acquired intangible assets with definite lives are amortized from the date of acquisition over periods ranging from two to seven years.
Interest Expense
Interest expense primarily consists of cash and non-cash interest under our term loan facilities, convertible notes and line of credit.
Other Income (Expense)
Other expense primarily comprises the change in the fair value of the SAFEs issued during 2020, warrants and earn-out liabilities issued as a result of the Transaction.

The conversion of the SAFEs in conjunction with the Transaction eliminated the need for remeasurement of the instruments and thereby eliminate the other expense or income related to such on June 10, 2021.

As of November 9, 2021, the first Earn-Out Milestone was achieved, which also eliminated the need for future remeasurement of the Earn-Out liabilities.
Income Taxes
We utilize the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities reflect the estimated future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. We make estimates, assumptions, and judgments to determine our provision for our income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We also assess the likelihood that our deferred tax assets, if any, will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits which, as of the date of this report, have not been material, are recognized within provision for income taxes.

Refer to Note 19, Income Tax, in our accompanying financial statements for additional detail.

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Fiscal Years Ended
	2021		2020
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$43,796	90%	$19,488	86%	$24,308	125%
Contract revenue	4,616	10%	3,122	14%	1,494	48%
Total revenue	$48,412	100%	$22,610	100%	$25,802	114%
Revenue for the year ended December 31, 2021 was $48.4 million, compared to $22.6 million for the year ended December 31, 2020, an increase of $25.8 million or 114%, which was primarily driven by a $24.3 million increase in product revenue and a

$1.5 million increase in contract revenue. The increase in product revenue was due primarily to higher product volume (units sold) given the continued growth in demand from our customers globally. Change in product mix, which includes introduction of new products to the market, and increases in average selling price (“ASP”) also contributed to the increase in revenue year-over-year. The increase in contract revenue was due to increased NRE activities in the current year.
Operating expenses

	Fiscal Years Ended
	2021		2020
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$28,703	59%	$13,042	58%	$15,661	120%
Research and development	58,117	120%	22,013	97%	36,104	164%
Selling, general, and administrative	36,384	75%	6,796	30%	29,588	435%
Total operating expenses	$123,204	254%	$41,851	185%	$81,353	194%
Cost of goods sold for the year ended December 31, 2021 was $28.7 million, compared to $13.0 million for the year ended December 31, 2020. The increase of $15.7 million or 120% was primarily due to a $9.5 million increase in production volume given the increase in revenue above, a $3.4 million increase due to an increase in material costs, and a $2.6 million increase due to a change in product mix.
Research and development (“R&D”) expense for the year ended December 31, 2021 was $58.1 million, compared to $22.0 million for the year ended December 31, 2020. This increase of $36.1 million or 164% was primarily due to $13.5 million increase in personnel costs as we increased the number of employees working on product development, a $7.6 million increase in product development costs, a $9.7 million increase in share-based compensation expense, a $2.2 million increase in amortization expense related to R&D project license and acquired intangible assets from business combinations, and a $1.3 million increase in various outside professional services and equipment costs as we continue to expand produce development activities. We started recognizing share-based compensation expense in the current year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect research and development expense to continue to increase due to the aforementioned business combinations and as we continue to grow our headcount organically to support pent-up customer demand.
Selling, general and administrative expense for the year ended December 31, 2021 was $36.4 million, compared to $6.8 million for the year ended December 31, 2020. The increase of $29.6 million or 435% was primarily due to a $13.2 million increase in share-based compensation expense, a $10.5 million increase in outside professional fees, a $4.1 million increase in personnel costs due to an increase in headcounts and a $0.6 million increase in intangible asset amortization from business combinations. We started recognizing share-based compensation expense in the current year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. The increase in outside professional fees includes $3.6 million in acquisition related professional fees that is primarily for legal related services, $4.1 million in professional fees related to obligations as a publicly traded company, and $2.8 million in SPAC related transaction fees that is primarily for audit and tax related services. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and our obligations as a publicly traded company.

Other income (expense), net

	Fiscal Years Ended
	2021	2020
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$49	$25	$24	96%
Interest expense	(1,239)	(2,193)	954	(44)%
Gain (loss) from change in fair value of SAFEs	21,600	(76,935)	98,535	(128)%
Gain (loss) from change in fair value of warrants	(26,060)	—	(26,060)	100%
Gain (loss) from change in fair value of earn-out liabilities	(38,838)	(220)	(38,618)	17554%
Gain (loss) from extinguishment of debt	304	—	304	100%
Other income	42	229	(187)	(82)%
Total other expense, net	$(44,142)	$(79,094)	$34,952	(44)%
Interest expense for the year ended December 31, 2021 was $1.2 million, compared to $2.2 million for the year ended December 31, 2020. Interest expense relate to the routine cash and non-cash interest expenses on outstanding debt obligations. All long-term debts historically held by indie at the time of the Transaction have been paid off as of June 30, 2021.
For the year ended December 31, 2021, we recognized gains (losses) from fair value remeasurement for SAFE’s, warrants, and contingent earn-out liabilities of $21.6 million, $(26.1) million, and $(38.8) million, respectively. These gains (losses) recorded for the year ended December 31, 2021 represented the following:
i) SAFEs: Upon the closing of the Transaction on June 10, 2021, the SAFE holders converted their SAFEs to Class A common stock of indie. The gain of $21.6 million represents the decrease in fair value in SAFEs from December 31, 2020 to June 10, 2021. No changes in fair value of SAFEs were recorded after June 10, 2021.

ii) Warrants: Upon the consummation of the Transaction on June 10, 2021, we recognized warrant liability of $74.4 million and subsequently remeasured the warrant liability to the fair value of $100.5 million at the reporting date. The increase in fair value of our warrant liability of $26.1 million was primarily a result of the increase of the closing price of our Class A common stock to $11.99 per share on December 31, 2021 from $10.87 per share on June 10, 2021.

iii) Earn-out liability: Upon the consummation of the Transaction on June 10, 2021, we recognized earn-out liability of $119.8 million and subsequently remeasured the earn-out liability to the fair value of $158.5 million, or a year-to-date loss of $38.8 million, on November 9, 2021 when the first milestone was achieved. The total liability as of November 9, 2021 was reclassified to Additional Paid in Capital in our consolidated balance sheet. As of December 31, 2021, there was no liability remaining on the balance sheet.

For the year ended December 31, 2021, we recognized a net gain of $0.3 million on extinguishment of debt. The net gain was attributable to a gain of $1.9 million from the PPP loan as we received forgiveness from the SBA on May 10, 2021, partially offset by a loss of $1.6 million from the repayment of the Trinity loan on June 17, 2021.
Income Tax Benefit (Provision)
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

Income tax benefit for the year ended December 31, 2021 was primarily a result of operations in Canada and the United Kingdom. Income tax expense for the year ended December 31, 2020 was primarily a result of operations in the United Kingdom.

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
Liquidity and Capital Resources

Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On June 10, 2021, we completed the Transaction, which resulted in approximately $341.3 million of net cash proceeds. As of December 31, 2021, our balance of cash and cash equivalents was $219.1 million.

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

PPP Loan

In May 2020, we received gross proceeds of $1.9 million pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act as administered by the U.S. Small Business Administration (the “SBA”). On May 10, 2021, the entire balance of the PPP Loan was forgiven by the SBA and lender. As a result, the Company recorded a gain on extinguishment of debt of $1,889, which represented the principal balance of $1,868 and accrued interest of $21, in the consolidated statement of operations.

Acquisitions

In October 2021, we completed the acquisition of TeraXion and On Design Israel, for which we made initial cash payments (net of cash acquired) of approximately $75.3 million and $5.0 million, respectively. We expect to pay up to an additional $15.0 million for the acquisition of ON Design Israel as part of the total closing consideration in 2022 and later. In October 2021, we also entered into a definitive agreement to acquire Symeo which will result in a total cash payment of $20.0 million as part of the overall closing consideration payable in accordance with the definitive agreement. The Symeo acquisition was approved and completed on January 4, 2022. See “Recent Acquisitions” above for further information.
We expect to continue to incur net operating losses and negative cash flows from operations. We also expect our research and development expenses, general and administrative expenses and capital expenditures will continue to increase as we continue to expand our operations, product offerings and customer base.

The following table summarizes our consolidated cash flows for the years ended December 31, 2021 and 2020:

	Fiscal Years Ended		Change	Change
	2021	2020	$	%
Net cash used in operating activities	$(55,819)	$(21,218)	$(34,601)	163%
Net cash used in investing activities	(84,326)	(771)	(83,555)	10837%
Net cash provided by financing activities	340,646	33,474	307,172	918%
Operating Activities
For the year ended December 31, 2021, net cash used in the operating activities was $55.8 million, which included net loss of $118.6 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $43.3 million of net losses resulting from change in fair values for SAFEs, warrants and earn-out liability, $22.9 million in share-based compensation expense and $6.0 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $9.2 million of cash, primarily driven by an increase in accounts receivable, inventory, prepaid and other current assets and a decrease in accounts payable. This was offset by an increase in accrued expenses and other current liabilities.
Cash used in operating activities for the year ended December 31, 2020 was $21.2 million, mostly consisting of net loss of $98.4 million adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of a $76.9 million loss from change in fair value of SAFEs and $2.7 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $4.4 million of cash, primarily driven by an increase in accounts receivable and prepaid and other current assets, and a decrease in deferred revenue.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 and 2020 was $84.3 million and $0.8 million, respectively. During the year ended December 31, 2021, the decrease in cash was primarily due to the acquisition of TeraXion and OnDesign Israel for $75.3 million and $5.0 million, net of cash acquired, respectively, as well as an increase in cash used of $2.7 million for the purchase of capital expenditures. During the year ended December 31, 2020, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $340.6 million, which was primarily attributed to $377.7 million net cash acquired from TB2 as we closed the Transaction on June 10, 2021 and $5.0 million of proceeds from issuance of SAFEs in April 2021. These increases in cash were partially offset by $19.9 million of transaction costs incurred in connection with the Transaction and $17.5 million repayment of long-term debt and related termination fees.
Cash provided by financing activities for the year ended December 31, 2020 of $33.5 million was primarily the result of $31.9 million in proceeds from the issuance of debt and SAFEs, and $6.2 million in proceeds from the sale of noncontrolling interest. Proceeds received from the sale of noncontrolling interest related to our Chinese subsidiary, Wuxi, which used the proceeds to fund operations. The increase was partially offset by $4.2 million of repayment of long-term debt.

Future Cash Obligations

Following is a summary of our contractual cash obligations as of December 31, 2021:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Line of credit	$2,275	$2,938	$2,699	$—	$7,912
Operating leases	1,869	2,977	2,378	1,686	8,910
Total contractual obligations	$4,144	$5,915	$5,077	$1,686	$16,822

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a registrant’s financial condition or results of operations. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; inventory valuation, which impacts the cost of goods sold and gross margin; business combinations, which impacts the fair value of acquired assets and assumed liabilities; goodwill and long-lived assets, which impacts the fair value of goodwill and intangible assets; warrants and earn-out liabilities valuations, which impacts the fair value of these financial instruments; and income taxes, which impacts the income tax provision. These policies and significant judgments involved are discussed further below. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies are described in Note 2 to Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

We enter into contracts with customers that can include various combinations of products and services. As a result, our contracts may contain multiple performance obligations. We determine whether arrangements are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract.

In particular, we enter into engineering services contracts with customers that generally contain only one distinct performance obligation, which is design services for ICs based on agreed upon specifications. Engineering services contracts typically also include the purchase, at the customer’s option, of ICs at agreed upon prices subsequent to completion of ICs design services. We have determined that the option to purchase ICs is not a material right and has not allocated transaction price to this provision.
For ICs development arrangements, revenue is recognized over time as services are provided based on the terms of the contract on an input basis, using costs incurred as the measure of progress and is recorded as contract revenue in the consolidated statement of operations. The costs incurred represent the most reliable measure of transfer of control to the customer. Revenue is deferred for amounts billed or received prior to delivery of the services.

Inventory Valuation

We value our inventory at the lower of cost or net realizable value on a first-in, first-out basis. Reserves for excess and obsolete inventory are established on a quarterly basis and are based on a detailed analysis of aged material, salability of our inventory, market conditions, and product life cycles. Once reserves are established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory. Our reserves contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical experience, market conditions, and technological obsolescence. Changes in actual demand or market conditions could adversely impact our reserve calculations.

Warrants

We value our warrants by using the Black-Scholes-Merton formula and a Monte Carlo Simulations analysis. Calculating the fair value of warrants requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value.

Earn-Out Liabilities

We value our contingent earn-outs by using a Monte Carlo analysis in order to simulate the future path of our stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value.

Income Taxes

The application of tax laws and regulations to calculate our tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. We recognize potential liabilities for uncertain tax positions in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We record an amount as an estimate of probable additional income tax liability at the largest amount that we feel is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority.

Goodwill and Long-lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Long-lived assets to be held and used, including identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets or asset group to future undiscounted net cash flows expected to be generated by the lowest level of asset group. If the assets or asset group are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for similar investment of like risk.

Business Combinations

We allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Our valuation of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets. The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: future expected revenue, expenses, capital expenditures and other costs, and discount rates. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 2 to in our accompanying financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of 1.3 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the consolidated balance sheet at December 31, 2021. The aggregate foreign currency translation exchange rate income (loss) included in determining loss before income taxes was $(1.4) million and $0.2 million for the year ended December 31, 2021 and 2020, respectively.

As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that totals approximately $219.1 million as of December 31, 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
indie Semiconductor, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of indie Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and noncontrolling interest, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2017.
Irvine, California
April 8, 2022

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$219,081	$18,698
Restricted cash	383	—
Accounts receivable, net of allowance for doubtful accounts of $27 as of December 31, 2021 and $185 as of December 31, 2020	13,842	5,913
Inventory, net	9,080	2,900
Prepaid expenses and other current assets	5,648	2,465
Total current assets	248,034	29,976
Property and equipment, net	11,090	2,169
Intangible assets, net	96,285	1,088
Goodwill	115,206	1,739
Other assets and deposits	270	154
Total assets	$470,885	$35,126

Liabilities and stockholders' equity
Accounts payable	$5,441	$4,554
Accrued expenses and other current liabilities	18,643	2,522
Intangible asset contract liability	5,516	2,270
Deferred revenue	1,840	1,665
Simple agreements for future equity ("SAFEs")	—	102,700
Current debt obligations	2,275	8,488
Total current liabilities	33,715	122,199
Long-term debt, net of current portion	5,618	12,345
Warrant liability	100,467	—
Intangible asset contract liability, net of current portion	12,452	400
Deferred tax liabilities, non-current	21,164	—
Other long-term liabilities	5,612	1,674
Total liabilities	179,028	136,618
Commitments and contingencies (Note 21)
Stockholder’s equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 111,260,962 and 38,255,490 shares issued and 108,181,781 and 34,413,634 shares outstanding as of December 31, 2021 and December 31, 2020, respectively.	11	3
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 30,448,081 and 33,373,294 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	3	3
Additional paid-in capital	514,891	43,155
Accumulated deficit	(200,416)	(153,264)
Accumulated other comprehensive loss	(1,443)	(209)
indie’s stockholder’s equity (deficit)	313,046	(110,312)
Noncontrolling interest	(21,189)	8,820
Total stockholders' equity (deficit)	291,857	(101,492)
Total liabilities and stockholders' equity	$470,885	$35,126
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020
Revenue:
Product revenue	$43,796	$19,488
Contract revenue	4,616	3,122
Total revenue	48,412	22,610
Operating expenses:
Cost of goods sold	28,703	13,042
Research and development	58,117	22,013
Selling, general, and administrative	36,384	6,796
Total operating expenses	123,204	41,851
Loss from operations	(74,792)	(19,241)
Other income (expense), net:
Interest income	49	25
Interest expense	(1,239)	(2,193)
Gain (loss) from change in fair value of SAFEs	21,600	(76,935)
Gain (loss) from change in fair value of warrants	(26,060)	—
Gain (loss) from change in fair value of earn-out liabilities	(38,838)	(220)
Gain (loss) from extinguishment of debt	304	—
Other income (expense)	42	229
Total other expense, net	(44,142)	(79,094)
Net loss before income taxes	(118,934)	(98,335)
Income tax benefit (provision)	327	(29)
Net loss	(118,607)	(98,364)
Less: Net loss attributable to noncontrolling interest	(30,563)	(866)
Net loss attributable to indie Semiconductor, Inc.	$(88,044)	$(97,498)

Net loss attributable to common shares —basic	$(88,044)	$(97,498)
Net loss attributable to common shares —diluted	$(88,044)	$(97,498)

Net loss per share attributable to common shares —basic	$(1.26)	$(3.12)
Net loss per share attributable to common shares —diluted	$(1.26)	$(3.12)

Weighted average common shares outstanding—basic (1)	70,012,112	31,244,414
Weighted average common shares outstanding—diluted (1)	70,012,112	31,244,414
(1) Retroactively restated to give effect to the reverse recapitalization.

See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(118,607)	$(98,364)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,365)	158
Comprehensive loss	(119,972)	(98,206)
Less: Comprehensive loss attributable to noncontrolling interest	(30,654)	(740)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(89,318)	$(97,466)
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
NONCONTROLLING INTEREST
(Amounts in thousands, except share amounts)

	Members’ Equity		Common Stock Class A		Common Stock Class V		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit) Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders Equity (Deficit)

	Units	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance as of December 31, 2019	2,251,020	$41,468	—	$—	—	$—	$577	$(55,766)	$(241)	$(13,962)	$3,380	$(10,582)
Retroactive application of recapitalization	(2,251,020)	(41,468)	33,405,625	3	33,373,294	3	41,462	—	—	—	—	—
Adjusted balance, beginning of period	—	$—	33,405,625	$3	33,373,294	$3	$42,039	$(55,766)	$(241)	$(13,962)	$3,380	$(10,582)

Vesting of equity awards	—	—	882,908	—	—	—	—	—	—	—	—	—
Proceeds from sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	6,180	6,180
Issuance of Class H Units	—	—	125,101	—	—	—	711	—	—	711	—	711
Issuance of Class G Units	—	—	—	—	—	—	405	—	—	405	—	405
Net loss	—	—	—	—	—	—	—	(97,498)	—	(97,498)	(866)	(98,364)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	32	32	126	158
Balance as of December 31, 2020	—	$—	34,413,634	$3	33,373,294	$3	$43,155	$(153,264)	$(209)	$(110,312)	$8,820	$(101,492)

Vesting of equity awards	—	—	1,943,838	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	22,905	—	—	22,905	—	22,905
Net loss through June 10, 2021	—	—	—	—	—	—	—	(2,619)	—	(2,619)	(586)	(3,205)
Reverse recapitalization on June 10, 2021	—	—	60,441,289	6	454,077	—	251,229	—	—	251,235	—	251,235
Reverse recapitalization: ADK Minority Holders interest on June 10, 2021	—	—	(378,605)	—	—	—	(36,831)	40,892	40	4,101	(4,101)	—
Net loss after June 10, 2021	—	—	—	—	—	—	—	(85,425)	—	(85,425)	(29,977)	(115,402)
Reclassification of earn-out liability	—	—	—	—	—	—	158,517	—	—	158,517	—	158,517
Issuance per Exchange of Class V to Class A	—	—	3,379,290	—	(3,379,290)	—	(3,237)	—	—	(3,237)	3,237	—
Issuance per Exchange of ADK LLC units to Class A	—	—	55,601	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	—	—	796,590	—	—	—	(1,778)	—	—	(1,778)	—	(1,778)
Issuance per TeraXion acquisition	—	—	5,805,144	1	—	—	81,275	—	—	81,276	1,165	82,441
Release of shares previously held in escrow	—	—	1,725,000	1	—	—	(344)	—	—	(343)	344	1
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,274)	(1,274)	(91)	(1,365)
Balance as of December 31, 2021	—	$—	108,181,781	$11	30,448,081	$3	$514,891	$(200,416)	$(1,443)	$313,046	$(21,189)	$291,857
(1) Retroactively restated to give effect to the reverse recapitalization.

See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(118,607)	$(98,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,967	2,652
Inventory impairment charges	173	618
Share-based compensation	22,905	—
Amortization of discount and cost of issuance of debt	198	249
Non-cash interest expense	—	474
Bad debts	(158)	47
Accrued contingent consideration related to acquisition	—	553
(Gain) loss from change in fair value remeasurement of SAFEs	(21,600)	76,935
(Gain) loss from change in fair value of warrants	26,060	—
(Gain) loss from change in fair value of contingent consideration and earn-out liability	38,889	—
(Gain) loss from extinguishment of debt	(304)	—
Deferred City Semi compensation	500	—
Deferred tax liabilities	(516)	—
Unrealized foreign currency transaction (gain) loss	(86)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,477)	(1,304)
Inventory	(3,171)	767
Accounts payable	(2,476)	(207)
Accrued expenses and other current liabilities	5,382	(38)
Deferred revenue	(837)	(1,821)
Prepaid expenses and other current assets	(3,706)	(1,918)
Other long-term liabilities	45	139
Net cash used in operating activities	(55,819)	(21,218)
Cash flows from investing activities:
Purchases of property and equipment	(2,682)	(637)
Purchases of intangible assets	(1,388)	—
Payments for acquired software license	—	(134)
Business combinations, net of cash	(80,256)	—
Net cash used in investing activities	(84,326)	(771)
Cash flows from financing activities:
Proceeds from issuance of SAFEs	5,000	25,765
Proceeds from sale of noncontrolling interest	—	6,180
Proceeds from issuance of debt obligations	775	6,112
Proceeds from reverse recapitalization	377,663	—
Issuance costs related to reverse recapitalization	(19,902)	—
Payments on debt obligations	(17,543)	(4,183)
Payments on financed software	(2,270)	(400)
Redemption of Class H units	(900)	—
Settlement of City Semi first tranche contingent consideration	(399)	—
Taxes paid related to net share settlement of vested equity awards	(1,844)	—
Proceeds from exercise of stock options	66	—
Net cash provided by financing activities	340,646	33,474

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	265	58
Net increase in cash, cash equivalents, and restricted cash	200,766	11,543
Cash, cash equivalents, and restricted cash at beginning of period	18,698	7,155
Cash, cash equivalents, and restricted cash at end of period	$219,464	$18,698

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,234	$1,476

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$240	$161
Conversion of historical members' equity	$41,278	$—
Class G warrants cashless exchange	$407	$—
Conversion of SAFEs	$86,100	$—
Conversion of Embry Notes	$4,119	$—
Recognition of earn-out considerations	$119,759	$—
Recognition of warrant liabilities	$74,408	$—
Accrual for purchases of intangible assets	$17,820	$509
Fair value of common stock issued for business combination	$82,441	$—
Contingent consideration for business combination	$4,000	$—
Future fixed cash consideration for business combination	$7,500	$—
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
1)Nature of the Business and Basis of Presentation
indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) and its subsidiaries are collectively referred to herein as the “Company.” The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Budapest, Hungary; Dresden, Germany; Edinburgh, Scotland; Haifa, Israel; Quebec City, Canada; Tokyo, Japan and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.

Recent Acquisitions

On October 1, 2021, indie entered into a definitive agreement and completed its acquisition of ON Design Israel Ltd. (“ON Design Israel”), for $4,974 in cash paid upon close (net of cash acquired), $7,500 of cash in 2022 and up to $7,500 of cash based on design win performance. Upon completion of the acquisition, ON Design Israel was renamed to indie Semiconductor Design Israel Ltd.

On October 12, 2021, indie completed its acquisition of all of the outstanding capital stock of TERAXION INC, a Canadian corporation (“TeraXion”) from the existing stockholders of TeraXion. The acquisition was consummated pursuant to a Share Purchase Agreement dated August 27, 2021 (the “Purchase Agreement”). The total consideration paid for this acquisition consisted of (i) approximately $75,282 in cash (including debt paid at closing and net of cash acquired); (ii) the issuance by indie of 5,805,144 shares of indie Class A common stock with a fair value of $65,192; and (iii) the assumption by indie of TeraXion options, which became exercisable to purchase 1,542,332 shares of indie Class A common stock with a fair value of $17,249.

On October 21, 2021, indie entered into a definitive agreement with Analog Devices to acquire Symeo GmbH (“Symeo”) for $10,000 in cash at closing, $10,000 in cash in 2023 and an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The Symeo transaction closed on January 4, 2022.

See Note 3 - Business Combinations for additional description of these acquisitions.
Reverse Recapitalization with Thunder Bridge Acquisition II
On June 10, 2021 (the “Closing Date”), the Company completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd. (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021. In connection with the Transaction, Thunder Bridge Acquisition II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, and TB2 was domesticated into a Delaware corporation and merged with and into a merger subsidiary of Surviving Pubco. Immediately prior to the closing of the Transaction (the “Closing”), shareholders of TB2 redeemed an aggregate of 9,877,106 common shares of TB2 and the outstanding common shares and warrants of TB2 were converted into 24,622,894 Class A common shares of Surviving Pubco and 17,250,000 warrants to purchase Class A common shares of Surviving Pubco. The outstanding common shares and warrants of TB2 sponsors were converted into 8,625,000 shares of Class A common shares and 8,650,000 private placement warrants. In addition, TB2 issued 1,500,000 working capital warrants to an affiliate of the sponsor in satisfaction of a working capital promissory note (see Note 10 - Warrant Liability). Concurrent with the Closing, TB2 raised $150,000 in a Private Investment in Public Entity (“PIPE”) financing, pursuant to which Surviving Pubco issued 15,000,000 Class A common shares.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
On the Closing Date, Surviving PubCo changed its name to indie Semiconductor, Inc., and listed its shares of Class A common stock, par value $0.0001 per share (“Common Stock”) on the Nasdaq under the symbol “INDI.”
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
3,450,000 Class A common shares of indie were issued and held in escrow (“Escrow Shares”) for the potential future release to the sponsors of TB2 in the event the earn-out milestones are met. Additionally, the former owners of ADK LLC may be entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the earn-out milestones are met. See Note 11 - Contingent and Earn-Out Liabilities for the milestone details.
Immediately following the Closing, the Company’s board of directors consisted of nine directors, seven of whom were designated by the Company. A majority of the directors qualified as independent directors under rules of Nasdaq.
The Transaction was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under the guidance in Accounting Standards Codifications (“ASC”) Topic 805, indie is treated as the “acquirer” for financial reporting purposes. As such, the Company is deemed the accounting predecessor of the combined business and is the successor registrant for U.S. Securities and Exchange Commission (“SEC”) purposes, meaning that the Company’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The most significant change in our reported financial position and results of operations was gross cash proceeds of $399,511 from the merger transaction, which includes 150,000 in gross proceeds from the PIPE financing that was consummated in conjunction with the Transaction. The increase in cash was offset by transaction costs incurred in connection with the Transaction of approximately $43,463 plus the retirement of indie’s long-term debt of $15,607. Approximately $29,770 of the transaction costs and all of indie’s long-term debt were paid as of June 30, 2021. Approximately $21,848 of the transaction costs paid as of June 30, 2021 were paid by TB2 as part of the Closing. The remainder of the transaction costs were paid in the third quarter of 2021.
The table below summarizes the shares of Class A and Class V common stock issued immediately after the closing of the Transaction as well as the impact of the Transaction on the consolidated statement of stockholders’ equity as of June 10, 2021:

	Class A Common Stock		Class V Common Stock		Additional Paid in Capital
	Shares	Amount	Shares	Amount
Redemption of Class H units	(125,101)	$—	—	$—	$(900)
Embry notes conversion	8,023,072	1	—	—	4,118
Warrants net settlement conversion	278,533	—	—	—	—
SAFEs conversion	7,466,891	1	454,077	—	86,099
PIPE and SPAC financing	44,797,894	4	—	—	377,654
Earn-out liability	—	—	—	—	(119,759)
Transaction expenses	—	—	—	—	(21,575)
Warrants liability	—	—	—	—	(74,408)
Reverse recapitalization on June 10, 2021	60,441,289	$6	454,077	$—	$251,229

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
Risks and Uncertainties
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

The Company experienced a decrease in customer demand and product shipments in the second quarter of fiscal year 2020. This decrease was primarily the result of closures or reduced capacity at customer manufacturing facilities in China. Starting from the second half of fiscal year 2020, customer manufacturing facilities re-opened, and through 2021, customers’ demand has continued to increase. As a result, the semiconductor industry and automotive semiconductors in particular, experienced material shortages and supply constraints. Given the Company’s reliance on third-party manufacturing suppliers, these industry dynamics have resulted in certain instances of extended production lead times, increased production and expedite costs, and delays in meeting increasing customer demand for its products, which if unabated, present a significant risk to the Company. In certain circumstances, the Company has increased order lead times, and placed purchase orders with suppliers based on its anticipated demand requirements in efforts to secure production capacity allocation. However, the Company cannot predict the duration or magnitude of the Pandemic or the full impact that it may have on the Company’s financial condition, operations, and workforce. The Company will continue to actively monitor the rapidly evolving situation related to the Pandemic and may take further actions that alter the Company’s operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business.
Basis of Presentation
The consolidated financial statements are prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in ASC and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of Ay Dee Kay, LLC, its wholly-owned subsidiaries Indie Services Corporation, indie LLC and Indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH, a private limited liability company incorporated under the laws of Germany, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc., a company incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, its majority owned subsidiary, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity 50% owned by the Company as of December 31, 2021 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Japan, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd. All significant intercompany accounts and transactions of the subsidiaries have been eliminated in consolidation. The noncontrolling interest attributable to the Company’s less-than-wholly-owned subsidiary is presented as a separate component from stockholders’ equity (deficit) in the consolidated balance sheets, and a noncontrolling interest in the consolidated statements of operations and consolidated statements of stockholders’ equity (deficit) and noncontrolling interest (see Note 2 — Summary of Significant Accounting Policies — Consolidation).
2)Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.
On an ongoing basis, management evaluates its estimates assumptions, including those related to (i) the collectability of accounts receivable; (ii) write-down for excess and obsolete inventories; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) amounts recorded in connection with acquisitions; (vii) recoverability of intangible assets and goodwill; (viii) the recognition and disclosure of fair value of debt instruments, warrants and contingent liabilities; (ix) the computation of share-

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
based compensation; (x) accrued expenses; and (xi) the recognition of revenue based on a cost-to-cost measure of progress for certain engineering services contracts. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with estimates related to the valuation of certain financial instruments and assets associated with various contractual arrangements, and valuation of assets acquired in connection with acquisitions. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.
Foreign Currency

Certain of the Company’s self-sustaining foreign subsidiaries use the local currency as their functional currency. Assets and liabilities for these subsidiaries have been translated into U.S. dollars at the exchange rates prevailing at the end of the period and results of operations at the average exchange rates for the period. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive loss.

For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency-denominated accounts are remeasured into U.S. dollars. Unrealized exchange gains and losses arising from remeasurements of foreign currency-denominated assets and liabilities are included within Other (income) expense, net in the consolidated statements of operations and comprehensive loss. Gains and losses arising from international intercompany transactions that are of a long-term investment nature are reported in the same manner as translation gains and losses. Realized exchange gains and losses are included in net income for the periods presented.

Forward Exchange Contracts
The Company’s forward exchange contracts, which are used to hedge anticipated U.S. dollar denominated sales and purchases as well as euro-denominated purchases, do not qualify for hedge accounting and are recognized at fair value. Any change in the fair value of these contracts is reflected as part of Other income (expense), net in the statement of operations.
Consolidation
The consolidated financial statements comprise the financial statements of the Company, its wholly owned subsidiaries, and subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. All significant intercompany accounts and transactions are eliminated in consolidation. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary as equity in the consolidated financial statements separate from the parent entity’s equity. The net loss attributable to noncontrolling interest is included in net loss in the consolidated statements of operations and comprehensive loss. The Company accounts for investments in which it has significant influence but not a controlling interest using the equity method of accounting.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Transaction, our Post-Combination Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we achieve total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we issue more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. The Company expects to continue to take advantage of the benefits of the

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Cash and Cash Equivalents
Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. As of December 31, 2021 and 2020, cash and cash equivalents consisted of money market funds and cash deposits that were held by reputable financial institutions in local jurisdictions of the Company’s subsidiaries including the U.S., Asia, Canada, Germany, and Great Britain denominated in U.S. dollars and local currency.

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its PacWest Revolving Line of Credit and accumulated credit limit.
Concentration of Credit Risk
The Company deposits its cash with large financial institutions. At times, the Company’s cash balances with individual banking institutions will exceed the limits insured by the FDIC, however, the Company has not experienced any losses on such deposits.
The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit history and generally does not require collateral. Credit losses, if any estimated, are provided for in the consolidated financial statements and consistently have been within management’s expectations. See Note 16 — Revenue — Concentrations.
Fair Value Measurements
Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the Company. Unobservable inputs are the reporting entity’s own assumptions about market participants based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making its fair value determinations, the Company considers whether the market for a particular security is “active” or not based on all the relevant facts and circumstances.
Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates and other market observable information, as applicable. The valuation models consider, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector and, when applicable, collateral quality and other issue or issuer specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.
As a basis for considering such assumptions, a three-tier value hierarchy is used in management’s determination of fair value based on the reliability and observability of inputs as follows:
Level 1 — Valuations are based on unadjusted quoted prices in active markets that the Company has the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis;

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
Level 2 — Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs;
Level 3 — Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets and liabilities requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, the Company considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The Company’s fair value measurements in each reporting period include cash equivalents, debt instruments, share-based awards, SAFEs, warrants, contingent considerations and earn-out liabilities. The Company’s financial instruments of accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The Company remeasures its simple agreements for future equity (“SAFEs”), warrants, contingent considerations and earn-out liabilities associated with business combinations using Level 3 fair value measurements.
Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company has multiple business activities and are managed and held accountable for operations, operating results and plans for levels or components below the consolidated unit level by individual segment managers. However, discrete financial information is not reviewed by CODM as the operating results of the Company are reviewed by the CODM only on a consolidated basis. Accordingly, the Company has one operating segment, and therefore, one reportable segment.
Revenue
Revenue is primarily derived from the design and sale of semiconductor solutions. Revenue is recognized within the scope of ASC 606, Revenue from Contracts with Customers. The Company recognizes product revenue in the consolidated statement of operations when it satisfies performance obligations under the terms of its contracts and upon transfer of control at a point in time when title transfers either upon shipment to or receipt by the customer as determined by the contractual shipping terms of the contract, net of accruals for estimated sales returns and allowances. Sales and other taxes the Company collects, if any, are excluded from revenue. Product revenue arrangements do not contain significant financing components.
The Company generally offers a limited warranty to customers covering a period of twelve months which obligates the Company to repair or replace manufacturing defective products. The warranty is not sold separately and does not represent a separate performance obligation. Therefore, such warranties are accounted for under ASC 460, Guarantees, and the estimated costs of warranty claims are accrued as cost of goods sold in the period the related revenue is recorded. Infrequently, the Company offers an extended limited warranty to customers for certain products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated.
Engineering services contracts with customers contain only one distinct performance obligation, which is design services for integrated circuits (“ICs”) based on agreed upon specifications. Engineering services contracts typically also include the purchase, at the customer’s option, of ICs at agreed upon prices subsequent to completion of ICs design services. The Company has determined that the option to purchase ICs is not a material right and has not allocated transaction price to this provision.
For ICs development arrangements, revenue is recognized over time as services are provided based on the terms of the contract on an input basis, using costs incurred as the measure of progress and is recorded as contract revenue in the consolidated statement of operations. The costs incurred represent the most reliable measure of transfer of control to the customer. Revenue is deferred for amounts billed or received prior to delivery of the services.
Practical Expedients and Elections
ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the reporting periods presented. The guidance provides certain practical expedients that limit this

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
requirement and, therefore, disclosure of the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed is not provided. The Company has elected not to disclose the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations for contracts where these criteria are met.
The Company’s policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant as of both December 31, 2021 and 2020, and accordingly, no costs have been capitalized.
The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. When shipping and handling costs are incurred after a customer obtains control of the products, the Company has elected to account for these as costs to fulfill the promise and not as a separate performance obligation. Shipping and handling costs associated with the distribution of products to customers are insignificant, but if incurred, are recorded in cost of goods sold generally when the related product is shipped to the customer.
Cost of Goods Sold
Cost of goods sold includes cost of materials and contract manufacturing services, including semiconductor wafers processed by third-party foundries, costs associated with packaging, assembly, testing and shipping products. In addition, cost of goods sold includes the costs of personnel, certain royalties for embedded intellectual property, production tooling used in the manufacturing process, logistics, warranty, and amortization of production mask costs. Cost of goods sold also include amortization of certain intangible assets acquired through business combinations.
In addition to generating revenues from product shipments, the Company recognizes revenues related to certain engineering services contracts which help offset the costs of developing ICs for customers. The costs associated with fulfilling these contracts are expensed as incurred as research and development in the period incurred.
Research and Development Costs
Research and development expenses consist of costs incurred in performing product design and development activities including employee compensation and benefits, third-party fees paid to consultants, occupancy costs, pre-production engineering mask costs, engineering samples and prototypes, packaging, test development and product qualification costs. In certain situations, the Company enters into engineering services agreements with certain customers to develop ICs. The costs incurred in satisfying these contracts are recorded as research and development costs. Research and development expenses also include amortization of certain intangible assets acquired through business combinations. All research and development costs are expensed as incurred.
Selling, General, and Administrative Costs
Selling, general, and administrative costs include employee compensation and benefits for sales, executive management, finance, accounting, legal, human resources and other administrative personnel. In addition, it includes marketing and advertising, outside legal, tax and accounting services, insurance, and occupancy costs and related overhead costs allocated based on headcount. Selling, general, and administrative costs also include amortization of certain intangible assets acquired through business combinations. Selling, general, and administrative costs are expensed as incurred.
Accounts Receivable
Accounts receivable consist of amounts due primarily from customers for product sales and engineering services agreements. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company accounts for potential losses in accounts receivable utilizing the allowance method. The Company closely monitors outstanding accounts receivable and considers its knowledge of customers, historical losses, and current economic conditions in establishing the allowance for doubtful accounts. The Company did not have material write-offs in any period presented.
Inventory, Net
The Company values inventories at the lower of cost or net realizable value on a first-in, first-out basis. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write-downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on the comparison between inventory on hand and forecasted customer demand for each specific product. Once written down, inventory write-downs are not reversed

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
until the inventory is sold or scrapped. Inventory write-downs are also established when conditions indicate the net realizable value is less than cost due to physical deterioration, technological obsolescence, changes in price level or other causes. All inventory provisions are recorded to cost of goods sold in the consolidated statement of operations.
Property and Equipment, Net
The Company’s property and equipment primarily consist of lab equipment, production tooling and masks, equipment, furniture and fixtures, leasehold improvements, and computer hardware and software. Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on the estimated useful lives of between three and seven years and for leasehold improvements the lesser of the remaining lease term or useful life. Major improvements are capitalized while routine repairs and maintenance are charged to expense when incurred.
Production masks with discernible future benefits, namely that they will be used to manufacture products to service customer demand, are capitalized and amortized over the estimated useful life of four years. Production masks being used for research and development or testing do not meet the criteria for capitalization and are expensed as research and development costs.
Intangible Assets, Net
The Company’s intangible assets include intangible assets acquired from business combinations, intellectual property (“IP”) and software licensed from third parties. The majority of the intangible assets have finite lives, except for those related to in-progress research and development (“IPR&D”) and are amortized over a period of two to seven years, on a straight-line basis, which approximates the pattern in which economic benefits of these assets are expected to be utilized. IPR&D is considered to have indefinite life until the abandonment or completion of the associated research and development efforts. If the development is abandoned in the future, these assets will be expensed in the period of abandonment. If and when the activities are completed, management will make a determination of the useful lives and methods of amortization of these assets.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the carrying amount of an asset (or asset group) exceeds its estimated undiscounted future cash flows, an impairment charge is recognized to the extent the fair value is less than the carrying value. The Company did not record any impairment to long-lived assets for the years ended December 31, 2021 and 2020.
Business Combinations
The Company accounts for its business acquisitions under the ASC Topic 805, Business Combinations guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.
Goodwill
Goodwill represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis on October 1, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Significant judgment may be required when goodwill is assessed for impairment. Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of fair value of each reporting unit.
Warrant Liability
The Company accounts for the public and private placement warrants issued in connection with the Transaction in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized as a component of Other income (expense), net on the consolidated statement of operations.
Earn-out Liability
The earn-out shares have been categorized into two components: (i) those associated with stockholders with vested equity at the closing of the Transaction that will be earned upon achievement of the earn-out milestones (the “Vested Shares”) and (ii) those associated with stockholders with unvested equity at the closing of the Transaction that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the earn-out milestones (the “Unvested Shares”). The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time. The earn-out liability was initially measured at fair value at the closing of the Transaction and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.

Upon the achievement of the first earn-out milestones, the liability classified portion was remeasured to its fair value and reclassified to equity. The final change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.
The estimated fair value of the earn-out liability was determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate.
Share-Based Compensation
The Company recognizes compensation expense for all share-based payment awards made to employees and directors. The fair value of share-based payment awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company generally uses a straight-line attribution method for all grants that include only a service condition. Awards with both performance and service conditions are expensed over the service period for each separately vesting tranche.

Share-based compensation expense recognized during the period includes actual expense on vested awards and expense associated with unvested awards. Forfeitures are recorded as incurred.

The determination of fair value of restricted and certain performance stock awards and units is based on the value of the Company’s stock on the date of grant with performance awards and units adjusted for the actual outcome of the underlying performance condition.
Income Taxes

As a result of the Transaction, indie Semiconductor, Inc. became the holding company for ADK LLC. ADK LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, ADK LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by ADK LLC is passed through to and included in the taxable income or loss of its members, including indie, based on its economic interest held in the partnership. indie is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of ADK LLC, as well as any stand-alone income or loss generated by indie.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
Income taxes are recognized based upon our underlying annual blended federal, state and foreign income tax rates for the year. As the sole managing member of ADK LLC, indie Semiconductor, Inc. consolidates the financial results of ADK LLC and its subsidiaries. ADK LLC is treated as a partnership and therefore not subject to U.S. federal and most applicable state and local income tax. Any taxable income or loss generated by ADK LLC and its subsidiaries is passed through to and included in the taxable income or loss of its members, including indie Semiconductor, Inc., based on its economic interest held in ADK LLC. Further, indie Semiconductor Inc. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of ADK LLC, as well as any stand-alone income or loss generated by indie. As of December 31, 2021, the Company's income tax benefit is attributable to its Non-US operations.
The Company accounts for income taxes under the asset and liability method pursuant to ASC 740 for its corporate subsidiaries. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2021 and 2020, the Company continues to maintain a full valuation allowance against its deferred tax assets.
The Company recognizes liabilities for uncertain tax positions based on a two-step process regarding recognition and measurement. The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities based on the technical merits of the position. Then the Company measures the tax benefits recognized in the financial statements from such positions based on the largest benefit greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority. The changes in recognition or measurement are reflected in the period in which the change in judgment occurs based on new information not previously available. As of December 31, 2021 and 2020, the Company has not identified any uncertain tax positions.
The Company records interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2021 and 2020, no accrued interest or penalties are recorded on the consolidated balance sheet, and the Company has not recorded any related expenses.
Comprehensive Loss
Foreign currency translation adjustments of $(1,365) and $158 represent the difference between net loss and comprehensive loss for the year ended December 31, 2021 and 2020, respectively.
Net Loss Per Share Attributable to Common Stockholders

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The computation of net loss attributable to common stockholders is computed by deducting net earnings or loss attributable to non-controlling interests from the consolidated net earnings or loss. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The FASB issued ASU 2019-10-Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
(Topic 842): Effective Dates in November 2019 and ASU 2020-05-Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities in June 2020. The ASUs change some effective dates for ASU 2016-02 on leasing. After applying ASU 2019-10 and 2020-05, ASU 2016-02 is effective for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2021.

Management developed a cross-functional team to evaluate and implement the new lease guidance and has substantially completed the implementation of a third-party software solution to facilitate compliance with the accounting and reporting requirements. The team continues to review existing lease arrangements, and has collected and loaded a significant portion of the lease portfolio into the software. Additionally, management continues to enhance its accounting systems and update business processes and controls related to the new guidance for leases. Collectively, these activities are expected to enable the Company to meet the new accounting and disclosure requirements upon adoption in the first quarter of fiscal 2022.

The Company has elected to apply the transition requirements on January 1, 2022 rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, the Company has elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company will exclude short-term leases (term of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for certain asset classes. The Company is finalizing its evaluation and it estimates the impact on its consolidated balance sheet from the recognition of right-of-use asset and lease liability will be significant. However, the impact to its consolidated statements of operations, comprehensive income and cash flows will not be material.
In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivable, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in 2023. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 (and December 15, 2021 for nonpublic companies) and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company does not expect the impact to its consolidated financial statements to be material.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 from the goodwill impairment test and instead requires that an entity measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit including goodwill exceed the reporting unit's fair value. The new guidance must be adopted for annual and interim goodwill tests in fiscal years beginning after December 15, 2022. The Company early adopted this update for the year ended December 31, 2021 and the impacts to its consolidated financial statements were not material.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS). ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. ASU No. 2020-06 can be adopted on either a fully retrospective or modified retrospective

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
basis. The Company early adopted this update on January 1, 2022 using the modified retrospective method of transition and the impact to its consolidated financial statements was not material.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company early adopted this update for the year ended December 31, 2021 and the impacts to its consolidated financial statements were not material.
3)Business Combinations

The Company acquired City Semiconductor, Inc. (“City Semi”) in May 2020 and both TeraXion and On Design Israel in October 2021. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The following presents the final allocation of the purchase consideration to the

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
assets acquired and liabilities assumed for City Semi and preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for TeraXion and OnDesign on December 31, 2021:

	City Semi	TeraXion	OnDesign Israel
Purchase price - cash consideration	$138	$74,050	$6,107
Add: debt paid at closing	—	6,857	—
Less: cash acquired	—	(5,625)	(1,133)
Net cash paid	138	75,282	4,974

Total equity consideration	711	82,441	—

Purchase price - accrued cash consideration	—	—	7,500
Contingent consideration	1,180	—	4,000
Net consideration	$2,029	$157,723	$16,474

Fair value of net assets and liabilities assumed:
Current assets other than cash	—	7,627	119
Property and equipment	—	6,009	1,315
Intangible assets - Software license	139	—	—
Developed technology	369	43,594	5,077
In-progress research & development	—	10,304	1,562
Customer relationships	—	12,682	—
Backlog	—	2,378	—
Trade name	—	6,125	—
Other non-current assets	—	—	66
Current liabilities	(177)	(5,840)	(754)
Deferred revenue	(41)	(1,025)	—
Deferred tax liabilities, non-current	—	(20,272)	(1,578)
Other non-current liabilities	—	—	—
Long-term debt	—	(7,580)	—
Total fair value of net assets acquired	290	54,002	5,807

Goodwill	$1,739	$103,721	$10,667

Any changes in the estimated fair values of the net assets recorded for the business combination of TeraXion or On Design Israel upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Any subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined.

Trade receivables and payables, as well as other current and non-current assets and liabilities, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates.

Due to the fact that the acquisitions related to TeraXion and On Design Israel have just recently occurred in the current interim period, the magnitude of the transaction, and the significant information to be obtained and analyzed, some of which resides in foreign jurisdictions, the Company’s fair value estimates for the purchase price allocation are preliminary and may change

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of April 8, 2022, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.
Acquisition of City Semiconductor, Inc
On May 13, 2020, the Company acquired certain assets and liabilities of City Semi, which had developed technology related to analog and mixed-signal integrated circuitry, with a focus on high-speed analog-to-digital converters and digital-to analog-intellectual property cores. The Company accounted for the acquisition as a business combination. The transaction costs associated with the acquisition were not material and were expensed as incurred.
Total purchase consideration transferred at closing included contingent consideration that had a fair value of $1,180 as of the acquisition date. The maximum contingent consideration payable in connection with the acquisition is $2,000. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. In September 2021, the Company paid off the first tranche of the contingent consideration. The fair value of the second tranche contingent consideration liabilities was $980 as of December 31, 2021. The fair value of the first and second tranche contingent consideration liabilities was $500 and $900, respectively, as of December 31, 2020. The fair value of the first tranche contingent consideration liability as of December 31, 2020 was reflected in Other current liabilities within the consolidated balance sheet and the fair value of the second tranche contingent consideration liability as of December 31, 2021 and December 31, 2020 is reflected in Other long-term liabilities.
In connection with the acquisition, the two existing employees of City Semi, including the founder and sole shareholder of City Semi, entered into employment agreements with the Company. As there is a service condition associated with these agreements, the related compensation expense is accounted for separately from the acquisition. The Company recognizes the related compensation expense as research and development expense in the consolidated statement of operations on a straight-line basis over the requisite service period.
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
The amounts of revenue and earnings of City Semi included in the Company’s consolidated statement of operations from the acquisition date of May 13, 2020 through December 31, 2020 are $591 and $(396), respectively.
The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and City Semi as if the closing of the acquisition had occurred on January 1, 2020.

Year ended
December 31, 2020
Combined revenue	$23,388
Combined net loss before income taxes	(96,121)

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
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

Acquisition of TERAXION INC

On August 27, 2021, indie entered into a Share Purchase Agreement (the “Purchase Agreement”), pursuant to which indie’s wholly-owned Canadian subsidiary (“Purchaser”) agreed to purchase all of the outstanding capital stock of TeraXion from the existing stockholders. The transaction was completed on October 12, 2021 and TeraXion became a wholly-owned subsidiary of ADK, LLC as a result of this acquisition.

The aggregate purchase price of this acquisition is CAD$200,000 (the “Purchase Price”), which is payable 50% in cash and 50% in indie’s shares of Class A common stock, subject to various purchase price adjustments. Upon completion of the transaction, the total consideration paid for this acquisition consisted of (i) approximately $75,282 in cash (including debt paid at closing and net of cash acquired); (ii) the issuance by indie of 5,805,144 shares of indie Class A common stock with a fair value of $65,192 based on the market value of $11.23 per share; and (iii) the assumption by indie of TeraXion options, which became exercisable to purchase 1,542,332 shares of indie Class A common stock with a fair value of $17,249.

TeraXion is a market leader in the design and manufacture of innovative photonic components. The Company paid a premium (i.e. goodwill) over the fair value of the net tangible and identified intangible assets acquired as this acquisition accelerates indie’s vision of becoming a semiconductor and software level solutions provider for multiple sensor modalities spanning advanced driver-assistance systems (“ADAS”) and autonomous vehicles. The goodwill is not expected to be deductible for tax purposes.

The amounts of revenue and earnings of TeraXion included in the Company’s consolidated statement of operations from the acquisition date of October 12, 2021 through December 31, 2021 are $6,075 and $(1,474), respectively.

For the year ended December 31, 2021, indie incurred approximately $1,640 of acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses.

The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and TeraXion as if the closing of the acquisition had occurred on January 1, 2021:

	Year ended
	December 31, 2021	December 31, 2020
Combined revenue	$66,788	$43,783
Combined net loss before income taxes	(126,350)	(104,768)
The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. Pro forma information reflects adjustments that are expected to have a continuing impact on the Company’s results of operations and are directly attributable to the acquisition. The unaudited pro forma results include adjustments to reflect, among other things, direct transaction costs relating to the acquisition, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, and to eliminate a portion of the interest expense related to legacy TeraXion’s former loans, which were repaid upon completion of the acquisition. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been realized if the acquisition had taken place on January 1, 2020.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
Acquisition of ON Design Israel Ltd.

On October 1, 2021, indie entered into a definitive agreement and completed its acquisition of ON Design Israel Ltd. (“ON Design Israel”) for $4,974 in cash paid upon close (net of cash acquired), $7,500 will be paid in 2022 and is reflected in Other current liabilities as of December 31, 2021, and up to $7,500 will be paid upon achievement of certain milestones. Upon completion of the acquisition, ON Design Israel was renamed to indie Semiconductor Design Israel Ltd and became a wholly-owned subsidiary of the Company.

The Company paid a premium (i.e. goodwill) over the fair value of the net tangible and identified intangible assets acquired as this acquisition brings the Company an engineering development team with broad experience in radar system implementation, which will accelerate indie’s entry into the radar market and enable the Company to capture strategic opportunities among Tier 1 customers. The goodwill is not expected to be deductible for tax purposes.

For the year ended December 31, 2021, indie incurred approximately $365 of acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses.
Total purchase considerations transferred at closing also included contingent consideration that had a fair value of $4,000 as of the acquisition date. The maximum contingent consideration payable in connection with the acquisition is $7,500. The acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches. The first tranche (“Tapeout”) is payable, up to a maximum of $2,500, upon the achievement of tapeout of the product design within 30 months of the acquisition. The second tranche (“Design Win”) is payable, up to a maximum of $5,000, upon indie’s achievement of a design win within 36 months of the acquisition. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The fair value of Tapeout and Design Win contingent consideration liabilities was $1,817 and $2,222, respectively, as of December 31, 2021. Both the fair value of Tapeout and Design Win contingent consideration liability as of December 31, 2021 were reflected in reflected in Other long-term liabilities in the consolidated balance sheet.

Pro forma financial information for the year ended December 31, 2021 for ON Design Israel is not disclosed as the results are not material to the Company’s consolidated financial statements.
4)Inventory, Net
Inventory, net consists of the following:

	December 31,
	2021	2020
Raw materials	$2,380	$—
Work-in-process	6,301	4,277
Finished goods	2,151	882
Inventory, gross	10,832	5,159
Less: Inventory reserves	1,752	2,259
Inventory, net	$9,080	$2,900
During the years ended December 31, 2021 and 2020, the Company recognized write-downs in the value of inventory of $173 and $618, respectively.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
5)Property and Equipment, Net
Property and equipment, net consists of the following:

		December 31,
	Useful life	2021	2020
	(in years)
Production tooling	4	$10,158	$3,925
Lab equipment	4	4,489	1,757
Office equipment	3 - 7	1,893	1,077
Leasehold improvements	*	395	129
Construction in progress		256	—
Property and equipment, gross		17,191	6,888
Less: Accumulated depreciation		6,101	4,719
Property and equipment, net		$11,090	$2,169
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $1,198 and $947 for the years ended December 31, 2021 and 2020, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.
6)Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2021				December 31, 2020
	Weighted average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	6.7	$49,040	$(1,374)	$47,666	6.4	$369	$(35)	$334
Software licenses	2.5	23,297	(6,286)	17,011	0.6	4,391	(3,759)	632
Customer relationships	6.7	12,682	(365)	12,317		—	—	—
Intellectual property licenses	1.5	1,736	(1,687)	49	1.7	1,736	(1,614)	122
Trade names	6.7	6,125	(182)	5,943		—	—	—
Backlog	1.8	2,378	(239)	2,139		—	—	—
Effect of exchange rate on gross carrying amount		(631)	—	(631)		—	—	—
Intangible assets with finite lives		94,627	(10,133)	84,494		6,496	(5,408)	1,088

IPR&D		11,866	—	11,866		—	—	—
Effect of exchange rate on gross carrying amount		(75)	—	(75)		—	—	—
Total intangible assets with indefinite lives		11,791	—	11,791		—	—	—

Total intangible assets		$106,418	$(10,133)	$96,285		$6,496	$(5,408)	$1,088
The Company obtained software licenses which it uses for its research and development efforts related to its products. In fiscal 2021, the Company obtained additional software licenses. Further, the Company acquired developed technology, customer

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
relationships, trade names, backlog, and IPR&D as a result of the business combinations. See Note 3 - Business Combinations for additional information.
Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses these assets for impairment on a periodic basis. As of December 31, 2021, it is determined that there was no impairment of intangible assets.
Amortization of intangible assets for the years ended December 31, 2021 and 2020 was $4,769 and $1,705, respectively, and is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based their respective nature, in the consolidated statements of operations.
Based on the amount of definite-lived intangible assets subject to amortization as of December 31, 2021, amortization expense for each of the next five fiscal years is expected to be as follows:

2022	$17,538
2023	17,729
2024	13,021
2025	9,607
2026	9,607
Thereafter	16,992
Total	$84,494
7)Goodwill
The following table sets forth the carrying amount and activity of goodwill as of December 31, 2021:

Amount
Balance as of December 31, 2020	$1,739
Acquisitions (Note 3)	114,388
Effect of exchange rate on goodwill	(921)
Balance as of December 31, 2021	$115,206
Goodwill increased by $114,388 in fiscal 2021 due to acquisitions completed during the period. See Note 3 for a detailed discussion of goodwill acquired.
The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of this test indicated that the Company’s goodwill was not impaired. There were no other indicators of impairment noted during the fiscal year ended December 31, 2021.
8)Warranties
The Company’s warranty liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2021 and 2020. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Balance at the beginning of period	$201	$192
Assumed warranty liability from acquisition	226	—
Accruals for warranties issued	151	86
Warranty obligations satisfied during the period	(25)	(77)
Balance at the end of period	$553	$201

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
9)Debt
The following table sets forth the components of debt as of December 31, 2021 and 2020:

	December 31,
	2021			2020
	Principal outstanding	Unamortized discount and issuance cost	Carrying amount	Principal outstanding	Unamortized discount and issuance cost	Carrying amount
Trinity term loan, due 2022	$—	$—	$—	$12,000	$(665)	$11,335
Short term loans, due 2022	810	—	810	459	—	459
PPP loan, due 2022	—	—	—	1,868	—	1,868
Tropez convertible loan, due 2021	—	—	—	2,000	—	2,000
CIBC loan, due 2026	7,102	(19)	7,083	—	—	—
Total term loans	7,912	(19)	7,893	16,327	(665)	15,662

Revolving line of credit	—	—	—	1,675	—	1,675
Embry convertible debt, due 2021	—	—	—	3,607	(111)	3,496
Total debt	$7,912	$(19)	$7,893	$21,609	$(776)	$20,833
The outstanding debt as of December 31, 2021 and 2020 is classified in the consolidated balance sheets as follows:

	December 31,
	2021	2020
Current liabilities – Current debt obligations	$2,275	$8,488
Noncurrent liabilities – Long-term debt net of current maturities	5,618	12,345
	$7,893	$20,833
Embry Convertible Subordinated Notes Payable
On December 4, 2012, the Company entered into two convertible note and exchange agreements with an investor, pursuant to which the entire outstanding principal of $3,500 and corresponding accrued interest of $107 held under existing loan agreements were exchanged for two convertible subordinated notes with aggregate principal amounts of $2,604 and $1,003. The convertible subordinated notes bore interest of 0.93% per annum, which was compounded annually. The aggregate principal and all accrued and unpaid interest were due in full on December 4, 2017. On December 3, 2017, the Company entered into a 12-month extension of these two convertible note and exchange agreements.
On December 3, 2018, the Company entered into a 36-month extension of these two convertible notes and exchange agreements. The interest rate on the 36-month extension was amended to 3.07% per annum. The Company recorded a discount on this convertible debt extension and a corresponding increase in additional paid-in capital related to the enhanced value of the embedded conversion options. The Company is amortizing the discount to interest expense over the 36-month extension period.
The amendments to extend the maturity date were treated as modifications of the debt.
The convertible subordinated notes with aggregate principal of $2,604 and $1,003 were converted into an aggregate 185,000 Class A units and 100,000 Class C units, respectively, at the investors’ discretion prior to the maturity date or automatically upon a liquidity event, as defined in the loan agreement. The Company determined that the embedded conversion options should not be bifurcated from their host instruments.
In December 2020, Embry assigned the notes to its affiliate, Cézanne Investments Ltd. (“Cézanne”). At December 31, 2020, the total carrying value of such convertible subordinated notes payable, net of unamortized discount, was $3,496. Total accrued interest as of December 31, 2020 was $458, and is included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets. On June 10, 2021, Cézanne exercised its right to convert at the closing of the Transaction and the

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
Embry convertible notes were converted to equity at their carrying value of $4,119, inclusive of $3,607 principal balance and accrued interest of $512.
PacWest Term Loan and Revolving Line of Credit
The Company entered into a loan and security agreement with Pacific Western Bank (“PacWest”, formerly Square 1 Bank) in January 2015, that provided a term loan of up to $10,000 with a maturity date of September 2020. The term loan bore interest equal to the greater of one percent above the prime rate in effect, or 4.5% on outstanding borrowings. In addition, the loan and security agreement provided for a revolving line of credit. The revolving line of credit bore interest equal to the greater of seventy-five basis points above the prime rate in effect, or 4.25%, on outstanding borrowings. The terms of the loan and security agreement have been amended from time to time, with the most recent amendment dated February 21, 2021. The amendments have extended the maturity date of the loan and adjusted the financial covenants’ borrowing limits. In August 2017 and as part of an amendment to the loan and security agreement, the Company issued a warrant to PacWest to purchase 3,388 Class G units. On June 10, 2021, these warrants were net exercised and ultimately converted into 82,187 shares of indie Class A common stock.
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
As of December 31, 2021 and 2020, the Company had no outstanding balance on the term loan.
As of December 31, 2021 and 2020, the revolving line of credit had an outstanding balance of zero and $1,675, respectively. The Company’s borrowings under the term loan and revolving line of credit were subject to an aggregate borrowing limit of $20,000 and $2,000 as of December 31, 2021 and 2020, respectively. Total borrowings at any given time under the line of credit are limited to a percentage of domestic accounts receivables less than 90 days past due and other factors.
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
Trinity Term Loan
In March 2018, the Company entered into a term loan agreement with Trinity Capital Fund (“Trinity”) to borrow $15,000 at a rate of 11.25% per annum. In connection with such loan, the Company issued a warrant to Trinity to acquire 6,250 Class G units at an exercise price per unit of $35.42
In October 2020, the Company entered into a new loan agreement with Trinity, which replaced the March 2018 agreement. The new loan had a principal of $12,000, which was exchanged for the old loan’s principal balance of $11,325, lender fees of $474 and a cash payment to the Company of $194. In addition, the Company issued to Trinity 1,844 additional warrants to purchase the Company’s Class G units, which had a fair value of $405. The new loan agreement was treated as a modification for accounting purposes. The unamortized discount from the old loan was treated as additional debt discount on the new loan along with the lender fees paid to and additional warrants issued to Trinity in October 2020. On June 10, 2021 these warrants were net exercised and ultimately converted into 196,346 shares of indie Class A common stock.
The new loan had a maturity date of October 1, 2024 and interest equal to the greater of 10.75% or the Prime Rate plus 7.5%. The term loan may be prepaid by paying the principal and interest plus a prepayment fee ranging from 4.0% to 1.0% of the principal being repaid, depending on the length of time between the effective date and the prepayment date. Upon final

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
repayment, an end-of-term fee of $720 was payable by the Company to Trinity. The term loan was collateralized by substantially all of the Company’s assets to the extent they were not already securing the senior debt of PacWest.
As of December 31, 2020, the Company had $11,335 outstanding under the Trinity Term loans, net of the unamortized discount and issuance cost generated as a result of the warrant issuance described in Note 14 — Stockholders’ Equity. The debt discount and issuance costs were being amortized through interest expense over the term of the loan using the effective interest method. The old loan required monthly interest only payments of $141 until November 2019 when repayment of principal began, and payments increased to $493 per month. The new loan required interest only payments of $108 until October 2021 when repayment of principal began, and payments increased to $391 per month with an effective interest rate of 15.8%.
On June 21, 2021, the Company fully repaid the outstanding loan balance and the accrued interest of $13,261, including principal of $12,000, end-of-term fee and early termination fee of $1,200 and accrued interest of $61. As a result of the repayment, the Company recognized a loss from extinguishment of debt for $1,585, which included (i) the remaining unamortized discount and debt issuance cost of $577 and (ii) end-of-term fee and early termination fee paid not previously accrued of $1,008, in the consolidated statement of operations for the year ended December 31, 2021.
Short-Term Loans

Wuxi
On November 13, 2019, Wuxi entered into a short-term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY2,000, or approximately $285, and bearing interest of 4.785% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. On November 13, 2020, the terms of the agreement were extended for twelve months, and the principal and interest were due on November 15, 2021. On November 19, 2021, the total outstanding balance with CITIC Group Corporation was fully paid off.

On October 15, 2020, Wuxi entered into a short-term loan agreement with Bank of Ningbo (“NBCB”) with aggregate principal balance of CNY1,000 or approximately $151 and bearing interest of 4.785%. On April 29, 2021, Wuxi increased its short-term loan principal with NBCB by CNY1,000 or approximately $155 to a total principal balance of CNY4,000. On October 14, 2021, the borrowing from October 15, 2020 was fully paid off. On October 18, 2021, Wuxi re-entered into a short-term loan agreement with NBCB for CNY1,000, or approximately $150 and bearing interest of 4.785%. As of December 31, 2021, the total outstanding short-term loan with NBCB was CNY2,000.

On November 18, 2021, Wuxi also entered into a short-term loan agreement Bank of Nanjing with aggregate principal balance of CNY$3,000, or approximately $453 and bearing interest of 4.00%, which increased its aggregate outstanding principal balance to CNY5,000 or $787 as of December 31, 2021.

As of December 31, 2020, the aggregate outstanding principal balance of the short-term loans was $459.

TeraXion

In connection with the TeraXion acquisition, on October 12, 2021, the Company assumed a short-term loan with Canada Economic Development. This loan bears an interest rate of 8% and is payable monthly with a maturity date of April 1, 2022. As of December 31, 2021, the aggregate outstanding principal balance was $23.
Tropez Note
On January 31, 2020, the Company entered into a convertible loan agreement with Tropez Fund Limited (“Tropez”) with principal amount of $2,000 and subject to interest of 12% per annum. The terms of the loan provide for a renewable 180-day period for a maximum term of twelve months. The Company renewed the loan on July 29, 2020 for the additional 180-day period. The note was amended on January 21, 2021 to extend the maturity date to the earlier of December 31, 2021 or the closing of the merger with Thunder Bridge Acquisition II, Ltd. described in Note 1 — Nature of the Business and Basis of Presentation. Additionally, the January 21, 2021 amendment removed the conversion rights associated with the loan. On June 17, 2021, the Company fully repaid the outstanding loan balance and the accrued interest of $2,346 and the loan was terminated.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
Paycheck Protection Program
In April 2020, the Company applied for a loan pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the “SBA”). In May 2020, the loan was approved, and the Company received gross proceeds from the loan in the amount of $1,868 (the “PPP Loan”). The PPP Loan took the form of a promissory note that matures two years after the date of the note and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence in 2021. The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payments thereunder. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment penalties. The PPP Loan is non-recourse against any individual stockholder, except to the extent that such party uses the loan proceeds for an unauthorized purpose.
All or a portion of the PPP Loan may be forgiven by the SBA and lender upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the applicable period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%.
On May 10, 2021, the entire balance of the PPP Loan was forgiven by the SBA and lender. As a result, the Company recorded a gain on extinguishment of debt of $1,889, which represented the principal balance of $1,868 and accrued interest of $21, in the consolidated statement of operations for the year ended December 31, 2021.

TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. At December 31, 2021 the outstanding principal balance and credit limit of the loan was $7,102 or CAD8,976. This loan is secured with an authorized credit facility of CAD7,000 from the bank, bearing interest at prime rate plus 0.25%. This line of credit was unused at December 31, 2021.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
The table below sets forth the components of interest expense for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Interest expense on Trinity term loan:
Contractual interest	$719	$1,523
Amortization of discount and issuance cost	138	110
	857	1,633
Interest expense on other debt obligations:
Contractual interest	322	421
Amortization discount and issuance cost	60	139
	382	560
Total interest expense	$1,239	$2,193

The future maturities of the debt obligations are as follows:

2022	$2,275
2023	1,469
2024	1,469
2025	1,469
Thereafter	1,230
Total	$7,912
10)Warrant Liability
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
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
The Company has reviewed the terms of warrants to purchase its Class A common stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in Other income (expense), net. The Company determined that all warrants are required to be carried as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations (see Note 13 - Fair Value Measurements). At the closing of the Transaction on June 10, 2021, the warrants had an initial fair value of $74,408, which was recorded as liability and a reduction to additional paid in capital in the consolidated balance sheet.
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
As of December 31, 2021, there have been no exercises of the warrants and the fair value was $100,467.
11)Contingent and Earn-Out Liabilities
Earn-Out Milestones
Certain of indie’s stockholders are entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the earn-out milestones are met. The earn-out milestones represent two independent criteria, which each entitles the eligible stockholders to 5,000,000 earn-out shares per milestone met. Each earn-out milestone is considered met if at any time following the Transaction and prior to December 31, 2027, the volume weighted average price of indie’s Class A common stock is greater than or equal to $12.50 or $15.00 for any twenty trading days within any thirty-trading day period, respectively. Further, the earn-out milestones are also considered to be met if indie undergoes a Sale. A Sale is defined as the occurrence of any of the following for indie: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock ceases to be listed on a national security exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.
These earn-out shares have been categorized into two components: (i) those associated with stockholders with vested equity at the closing of the Transaction that will be earned upon achievement of the earn-out milestones (the “Vested Shares”) and (ii) those associated with stockholders with unvested equity at the closing of the Transaction that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earn-Out Milestones (the “Unvested Shares”). The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 17 - Share-Based Compensation). The earn-out liability was initially measured at fair value at the closing of the Transaction and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.
The estimated fair value of the earn-out liability was determined using a Monte Carlo simulation that simulated the future path of the Company’s stock price over the earn-out period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
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
At the closing of the Transaction on June 10, 2021, the earn-out liability had an initial fair value of $119,759, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheet.

As of November 9, 2021, the first earn-out milestone was achieved while the second Earn-Out Milestone remains unachieved. The achievement of the first earn-out milestone eliminated the variability in the arrangement that previously prevented this instrument to be equity-classified. As a result, the earn-out liabilities associated with the first Earn-Out Milestone were recorded to Additional paid-in capital in the consolidated balance sheet at its fair value. At the same time, the unearned liabilities associated with the second Earn-Out Milestones were also remeasured to its fair value and reclassified per ASC 815-40 to Additional paid-in capital in the consolidated balance sheet. The total fair value associated with the first and second Earn-Out Milestone is $158,517 and the change in fair value of $38,758 from its initial measurement date is recorded as part of Other income (expense), net in the consolidated statement of operations.
As of December 31, 2021, there was no liability remaining on the balance sheet.
Contingent Consideration

On May 13, 2020, in connection with the acquisition of City Semi, the company recorded contingent consideration as a long-term liability at a fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. The fair value of the second tranche contingent consideration liabilities was $980 as of December 31, 2021.

On October 1, 2021, in connection with the acquisition of ON Design Israel Ltd, the company recorded contingent consideration as a long-term liability at a fair value of $4,000. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $2,500, upon the achievement of tapeout within 30 months of the acquisition. The second tranche is payable, up to a maximum of $5,000, upon indie’s achievement of a design win within 36 months of the acquisition. The fair value of the first and second tranche contingent consideration liabilities was $1,817 and $2,222, respectively, and are recorded in Other long-term liabilities in the consolidated balance sheet as of December 31, 2021. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations.

See Note 3 - Business Combinations for additional information.
12)Simple Agreements for Future Equity (“SAFEs”)
During the year ended December 31, 2020, the Company entered into SAFEs with existing investors and third-party investors for total proceeds of $25,765. The SAFEs require that the Company issue equity to the SAFE holders in exchange for their investment upon an equity raise of at least $35,000. During April, 2021, the Company entered into SAFEs with a third-party investor for a total purchase amount of $5,000. The SAFEs require that the Company issue equity to the SAFE holders in exchange for their investment upon an equity financing (including a SPAC transaction) with an aggregate purchase price of at least $35,000.

In connection with the closing of the Transaction on June 10, 2021, all SAFEs converted into Class A membership units in ADK LLC, and then into 7,466,891 shares of Class A common stock and 454,077 shares of Class V common stock of indie. At the time of conversion, the SAFEs had a fair value of $86,100, which was recorded as a reduction of additional paid in capital in the consolidated balance sheet. The fair value of the SAFEs was $102,700 as of December 31, 2020. The change in fair value between the last measurement date and the conversion date was recorded in Other income (expense), net in the consolidated statement of operations.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
13)Fair Value Measurements
The Company’s debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s convertible notes are estimated using the valuation of the securities into which the debt is convertible, external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company’s outstanding borrowings. The fair value of the Embry convertible notes was determined using valuation inputs categorized as Level 3. The fair values of the Company’s term loans and Tropez note generally approximated their carrying values.

At December 31, 2021, the Company held currency forward contracts of $3,075 to sell United States dollars and to buy Canadian dollars at a forward rate. Any changes in the fair value of these contracts are reflected in the consolidated statement of operations. The change in fair value at December 31, 2021 was de minimis.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$100,467	$100,467
ONDesign Israel Contingent Consideration - Tapeout	$—	$—	$1,817	$1,817
ONDesign Israel Contingent Consideration - Design Win	$—	$—	$2,222	$2,222
City Semi Contingent Consideration - Second Tranche	$—	$—	$980	$980

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
SAFEs	$—	$—	$102,700	$102,700
City Semi Contingent Consideration - First Tranche	$—	$—	$500	$500
City Semi Contingent Consideration - Second Tranche	$—	$—	$900	$900
As of December 31, 2021 and 2020, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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

In connection with the closing of the Transaction on June 10, 2021, all SAFEs converted into Class A membership units in ADK LLC, and then into 7,466,891 shares of Class A common stock and 454,077 shares of Class V common stock of indie. At the time of conversion, the SAFEs had a fair value of $86,100, which was valued based on the Company’s market close price of $10.87 per share.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
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

For the year ended December 31, 2021, there were no redemptions of the warrants and the carrying amount of the liability fluctuated due to fair value remeasurement.

Contingent Earn-Outs

Contingent earn-outs were valued using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. As of November 9, 2021, the first earn-out milestone was achieved. The existing liability was remeasured to its fair value and reclassified from a liability to Additional paid-in capital in the consolidated balance sheet. See Note 11 - Contingent and earn-out Liabilities for additional information.
The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	As of December 31, 2021	As of December 31, 2020
	Input	Input
Liabilities:
SAFEs
Discount rate	N/A	75%
Constant volatility factor	N/A	40%
Geometric Brownian Motion	N/A	0.98
Warrants
Expected volatility	36.0%	N/A
City Semi Contingent Consideration - First Tranche
Discount rate	N/A	10.3%
City Semi Contingent Consideration - Second Tranche
Discount rate	10.8%	10.3%
ONDesign Israel Contingent consideration - Tapeout
Discount rate	4.37%	N/A
ONDesign Israel Contingent consideration - Design Win
Discount rate	4.37%	N/A
Contingent earn-outs - second milestone
Constant volatility factor	40%	N/A
14)Stockholders’ Equity
Post Transaction Stockholders’ Equity
In connection with the closing of the Transaction on June 10, 2021, all of the historical members’ equity in ADK LLC that was issued and outstanding at the Closing were converted to either Class A or Class V common stock of the Company per its rights and privileges as follows:

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)

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
In connection with its formation on February 9, 2007, the Company issued 911,500 Class A units to the four initial members. On December 28, 2012, the Company issued 300,000 Class C units to an investor at an original issue price of $0.01 per unit for total consideration of $3,000.
The Company reserved 185,000 Class A units and 100,000 Class C units in connection with the convertible notes described in Note 9 — Debt. These units are not issued or outstanding until conversion of the outstanding principal in accordance with the terms of the notes.
The Fifth Amended and Restated LLC Agreement (the “ADK LLC Operating Agreement”) authorized an increase of Class B units from 243,000 units to 513,846 units. The Class B units are profit interests issued to employees, directors, and consultants. See Note 17 — Share-Based Compensation.
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
The Company issued warrants to purchase Class G units as part of amendments to the terms of debt agreements with Trinity and PacWest, see Note 9 — Debt. In connection with entering into the term loan agreement with Trinity in March 2018, the

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
Company issued an aggregate of 6,250 warrants with a strike price of $35.42 to purchase Class G units. In April 2018, as part of an amendment to the loan and security agreement, the Company issued warrants to PacWest to purchase 3,388 Class G units with a strike price of $35.42 (see Note 21 — Commitments and Contingencies). On October 1, 2020, in connection with the new loan agreement with Trinity, the Company issued additional warrants to Trinity to purchase 1,844 Class G units at a strike price of $35.42 under the same terms and features as previously issued Class G warrants.
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
In May 2020, the Company issued 4,500 Class H units to the owners of City Semi as part of the business combination, see Note 3 — Business Combinations.
The rights and privileges of the holders of the equity units are as follows:
Liquidation Rights and Distributions with Respect to Liquidity Event Rights
The Company’s Operating Agreement outlines the liquidation and other preferential rights granted to holders of Class C, D, E, F, G and H units. These rights include preferential treatment in the case of an extraordinary distribution by the Company to its members (not including any distribution of units), a sale of the Company, a liquidation event or unwind of the Company. The distribution provisions are complex and depend on the amount of proceeds to be distributed. In the scenario where the proceeds are sufficient to return the capital investment of each class and provide greater than another 50% of the capital investment of each class on a participating basis, then Class F as the most senior preference and would be entitled to the amount of the original issue price of the Class F Units, followed by Classes E, D, and C in that order, each in the respective amount of the original issue price of its units, followed by Class H and G up to the original issue price. The remaining amounts available to be distributed are shared among all of the classes of Units (except for Class G) according to their fully diluted percentages. If distribution proceeds are not sufficient to return the capital investment of each class and provide greater than another 50% of the capital investment of each class on a participating basis, then, the Operating Agreement provides numerous distribution waterfalls that are designed to achieve the rights of each class in each scenario based on the specific amount of proceeds. Generally, if a preferred class would receive through a fixed preference of 150% of its capital as compared to 100% of its capital plus its participation in the residual tranche, then the preferred class would receive up to 150% of its capital with no participation. Class A and Class B receive distributions only in the residual tranche to the extent proceeds remain after the preferences.
Conversion Rights
Each unit of Classes C, D, E, F, G and H shall be convertible, at the option of the holder thereof, into such number of fully paid and nonassessable Class A units as is determined by dividing the original issue price for the units of Classes C, D, E, F, G or H as applicable, by the conversion price (original issue price) applicable to such Class C, D, E, F, G and H unit in effect on the conversion date. Additionally, each Class C, D, E, F, G, or H unit shall automatically be converted into Class A units at the Conversion Price applicable to such units of Classes C, D, E, F, G or H immediately upon the Company’s sale of its securities in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act in which (i) the public offering per unit price is not less than $180.53 (adjusted for splits and reverse splits and other adjustments of Class F Units) and (ii) the anticipated aggregate offering price is at least $200,000. The conversion price shall be the initial issuance price as adjusted for any antidilution provisions as defined in the operating agreement.
Voting Rights
Each Class A unit shall be entitled to one point four seven (1.47) votes per Class A unit. This ratio is revised from time to time to equal (X) divided by (Y), where (X) equals the sum of (i) the Class A units issued to the initial members and their successors and assigns plus (ii) the total number of authorized B units and G units, and (Y) equals the total number of Class A units issued to the initial members and their successors and assigns.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
Holders of Class B units shall not be entitled to vote except as otherwise required by law. Each holder of Class C, D, E, and F units shall be entitled one vote per Class A unit into which such Class C, D, E, and F units are convertible. Holders of Class G and H units shall not be entitled to vote except as otherwise required by law or in the event the holders of Class G or H units convert their units to Class A units as in the operating agreement.
15)Noncontrolling Interest
ADK Minority Holders
In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s consolidated financial statements. The Company’s ownership of ADK LLC, was approximately 78% as of December 31, 2021.

In connection with the Transaction, the Company issued to certain members of ADK LLC an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of December 31, 2021, the Company had an aggregate of 30,448,081 shares of Class V common stock issued and outstanding.

Noncontrolling Interest in Wuxi

ADK LLC held 50% ownership in Wuxi as of December 31, 2021 and 2020. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the consolidated balance sheets. As of December 31, 2021, ADK LLC maintained its controlling ownership and financial interest in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s consolidated financial statements.
16)Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the customer’s shipping location for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
United States	$11,313	$4,281
Greater China	25,973	14,297
Latin America	5,192	1,530
Rest of Asia Pacific	1,006	1,478
Europe	4,928	1,024
Total	$48,412	$22,610
Contract Balances
Certain assets or liabilities are recorded depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Contract liabilities primarily relate to deferred revenue, including advance consideration received

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
from customers for contracts prior to the transfer of control to the customer, and therefore revenue is recognized upon delivery of products and services or as the services are performed. The Company recorded unbilled revenue of $402 and $55 at December 31, 2021 and 2020, respectively, as part of its Prepaid expenses and other current assets in the accompanying consolidated balance sheets.
The following table presents the liabilities associated with the engineering services contracts as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred revenue	$1,840	$1,665
As of December 31, 2021 and 2020, contract liabilities were included as Deferred revenue and classified as current liabilities in the consolidated balance sheet.
During the year ended December 31, 2021 and 2020, the Company recognized $1,665 and $2,143, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2021, the amount of performance obligations that have not been recognized as revenue was $8,972, of which approximately 55% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, some of our customers accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Customer A	39.0%	57.0%
Customer B	4.6%	12.9%
The loss of these customers would have a material impact on the Company’s consolidated financial results.

The largest customer represented 31% of accounts receivable as of December 31, 2021 and the two largest customers represented 34% and 12% of accounts receivable as of December 31, 2020. No other individual customer represented more than 10% of accounts receivable at either December 31, 2021 or 2020.
17)Share-Based Compensation
At the closing of the Transaction on June 10, 2021, ADK LLC’s share-based compensation awards (as such terms are defined below) were converted into equity in indie at the Exchange Ratio of 27.80. Share and per share information below have been converted from historical disclosure based on the Exchange Ratio.

2021 Omnibus Equity Incentive Plan

The Company’s Board of Directors adopted the indie Semiconductor, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) effective June 10, 2021, which provides for the granting of nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, performance stock awards, unrestricted stock awards, distribution equivalent rights or any combination of the foregoing to employees and directors for a total of 10,368,750 shares. The primary purpose of the 2021

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
Plan is to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors.

The Company accounts for share-based compensation arrangements with employees and non-employees in accordance with ASC 718-10, Compensation — Stock Compensation, which requires the Company to account for the compensation expense related to all equity awards on a fair value based method. Further, the Company treats equity awards with multiple vesting tranches as a single award for expense attribution purposes and recognize compensation expense on a straight-line basis over the required service vesting period of the entire award.

Since inception of the 2021 Plan, equity awards granted are in the form of restrictive stock units (“RSU”). These RSUs primarily have a four-year vesting schedule and vests annually in equal installments. The grant date fair value of RSUs issued per the 2021 Plan was valued based on the value of indie’s common stock on the date of grant. The RSUs are equity classified. As of December 31, 2021, there were 6,311,665 award units in the 2021 Plan that were available for grant.

Historical Profit Interests

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
The board of directors authorized 14,284,919 shares (or 513,846 units prior to the exchange) for grant under the ADK LLC Operating Agreement. The Class B units generally have a four-year vesting schedule, in which 25% of units vest after 12 months and the remaining 75% vest monthly over the following three-year period. Upon the consummation of the Transaction, the Class B units were converted into Class A common stocks at the Exchange Ratio of 27.80. Any unvested shares will continue to vest over time following their original contractual terms. No additional profit interests were granted post the consummation of the Transaction.

Prior to the consummation of the Transaction, the grant date fair value of the Class B units was determined using the Monte Carlo simulation. The significant assumptions used in valuation include the constant risk-free rate, constant volatility factor and the Geometric Brownian Motion. The following table presents the weighted average assumptions used in the valuations for the Class B units on December 31, 2020:

December 31, 2020
Risk-free rate	1.5%
Volatility factor	54.0%
Geometric Brownian Motion	0.853
The Profit Interests are equity-classified awards that operate substantially the same as an RSU. The consummation of the Transaction is considered to be a qualifying liquidation event, such that all historically vested units are now considered to have value. As a result, the unrecognized compensation costs through the consummation date of the Transaction were recognized in full as a change of control satisfying the in-substance performance condition became probable. No compensation cost was recognized historically until the closing of the Transaction.

Phantom Units

On January 29, 2021, indie issued Phantom Units that give employees rights to receive, upon vesting, either 1,751,360 shares of Class A common stock (or 62,998 Phantom Units prior to giving effect to the Exchange Ratio) or the equivalent in cash at the election of indie (the “Phantom Units”). These Phantom Units had a grant date fair value of $6.83 per share of Class A common stock. The Phantom Units generally have a four-year vesting schedule, in which 25% of units vest after 12 months and the remaining 75% vest monthly over the following three-year period. Certain awards vest based on specific performance conditions. Notwithstanding the foregoing, no Phantom Units vested until December 10, 2021.
These Phantom Units are equity-classified awards that operate substantially the same as an RSU. The grant date fair value of the Phantom Units was determined by dividing the expected equity value of the Company upon the Transaction by the

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
Company’s expected capitalization structure at the time of the grant. No compensation cost was recognized historically until the closing of the Transaction.

Unvested Earn-out Shares

A portion of the earn-out shares were issued to individuals with unvested equity awards. While the payout of these shares requires achievement of the earn-out milestones, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earn-out shares. As a result, these unvested earn-out shares are equity-classified awards that operate substantially the same as an RSU. The aggregated grant date fair value of these shares totaled $3,919 (or $9.20 per share). The grant date fair value of the earn-out shares was valued based on the fair value of the earn-out liability at inception divided by total shares subject to the earn-out liability.

Stock compensation expense is recorded in research and development and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	December 31,
	2021	2020
Research and development	$9,721	$—
Selling, general, and administrative	13,184	—
Total	$22,905	$—

The following table sets forth the changes in the Company’s outstanding aforementioned equity awards for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted average grant date fair value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Nonvested shares as of December 31, 2019	1,709,478	$0.09
Granted	3,358,240	$3.28
Vested	(882,872)	$0.55	—
Forfeited	(343,024)	$0.09
Nonvested shares as of December 31, 2020	3,841,822	$2.61
Granted	6,237,471	$9.00
Vested	(3,070,760)	$4.17	153,636
Forfeited	(337,026)	$4.04
Nonvested shares as of December 31, 2021	6,671,507	$7.79
As of December 31, 2021 there was $43,548 of total unrecognized compensation costs related to all nonvested shares, which is expected to be recognized over a weighted-average remaining vesting period of 3.4 years.

TeraXion Option Plan

On October 12, 2021, the Company assumed fully vested TeraXion options, which became exercisable to purchase 1,542,332 shares of indie Class A common stock with a fair value of $17,249 in connection with the acquisition. The options have a 10-year term from the original grant date. The consummation of the TeraXion acquisition is considered to be a qualifying liquidation event per the original option plan, all of the options became fully vested upon the acquisition date. As such, there is no further stock-based compensation expense to be recognized.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
The following table sets forth the changes in the Company’s outstanding options for the year ended December 31, 2021:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2020	—	$—
Assumed from acquisition	1,542,332	$0.23
Exercised	(92,251)	$0.71
Forfeited or expired	—	$—
Outstanding at December 31, 2021	1,450,081	$0.20	5.93	$17,095
Exercisable at December 31, 2021	1,450,081	$0.20	5.93	$17,095
Vested or expected to vest	1,450,081	$0.20	5.93	$17,095

18)Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(118,607)	$(98,364)
Less: Net loss attributable to noncontrolling interest	(30,563)	(866)
Net loss attributable to indie Semiconductor, Inc.	$(88,044)	$(97,498)

Net loss attributable to common shares - dilutive	$(88,044)	$(97,498)

Denominator:
Weighted average shares outstanding - basic	70,012,112	31,244,414

Weighted average common shares outstanding—diluted	70,012,112	31,244,414

Net loss per share attributable to common shares— basic	$(1.26)	$(3.12)
Net loss per share attributable to common shares— diluted	$(1.26)	$(3.12)

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
The Company’s potentially dilutive securities, which include SAFEs, unvested Class B units, unvested restricted stock units, preferred units, warrants for Class A units, warrants for Class G units, and convertible debt, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. For the years ended December 31, 2021 and 2020 the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an antidilutive effect:

	Year Ended December 31,
	2021	2020
SAFEs	—	4,711,711
Unvested Class B units	1,612,797	3,841,856
Unvested Phantom units	1,188,862	—
Unvested Restricted stock units	3,869,848	—
Convertible preferred units	—	35,935,292
Warrants to purchase Class G units	—	267,939
Convertible debt into Class A and preferred units	—	285,000
Convertible Class V common shares	30,448,081	—
Public warrants for the purchase of Class A common shares	17,250,000	—
Private warrants for the purchase of Class A common shares	10,150,000	—
Earn-out Shares	10,000,000	—
Escrow Shares	1,725,000	—
	76,244,588	45,041,798
19)Income Taxes
The components of loss before income taxes for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
United States	$(117,761)	$(96,544)
Foreign	(1,173)	(1,791)
Total	$(118,934)	$(98,335)
The components of the provision for income taxes for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Current expense:
Federal	$—	$—
State	8	—
Foreign	181	18
Total current expense:	$189	$18
Deferred expense:
Federal	$—	$—
State	—	—
Foreign	(516)	11
Total deferred expense:	$(516)	$11
Total income tax expense	$(327)	$29

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
The components of deferred tax assets / (liabilities) as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Reserves and accruals	$310	$114
Investment in Ay Dee Kay, LLC	41,788	—
Net operating loss (“NOL”) carryforwards	11,493	1,071
Total Deferred Tax Assets before Valuation Allowance	53,591	1,185
Valuation Allowance	(53,430)	(1,040)
Deferred Tax Assets – net of Valuation Allowance	161	145

Fixed Assets	$(56)	$(33)
Intangibles	(21,269)	(145)
Total Deferred Tax Liabilities	(21,325)	(178)
Net Deferred Tax Liabilities	$(21,164)	$(33)
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020, are as follows:

	2021	2020
Valuation Allowance as on January 1st	$1,040	$617
Increases recorded to tax provision	52,390	423
Decreases recorded as a benefit to income tax provision	—	—
Valuation Allowance as on December 31st	$53,430	$1,040

As of December 31, 2021, the Company has $11,037 of deferred tax assets in domestic NOLs. This was composed of U.S. Federal NOLs of $37,791, which have an indefinite carry-forward pursuant to the Tax Cuts and Jobs Act of 2017 and $36,081 of California NOLs, which have a carry-forward period of 20 years. Due to the California NOL suspension of tax years 2020 through 2022, the California 2021 NOL will be extended by one year to account for the 2022 suspension year. The Company also has $4,418 of NOLs in China which have a 5-year carry-forward period.

At December 31, 2021, the Company also has a foreign R&D Tax Credits in Canada in the amount of $895, which have a carry-forward period of up to 20 years. In addition to the NOL carryforwards and tax credits, the Company’s other significant deferred tax asset is its investment in ADK in the amount of $41,788 (net of federal tax benefit). This is based on the difference between the book carrying value of the investment and the tax basis in the investment pursuant to tax law.

In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences in accordance with the relevant accounting guidance under ASC 740. The Company has concluded that it is not possible to reasonably quantify future taxable income. Further, when considering its history of generating net operating losses, management concluded that it is more likely than not that some or all of the Company’s domestic deferred assets will not be realized and has established a full valuation allowance for U.S. domestic deferred tax assets. A similar conclusion regarding China and Hong Kong operations conducted through Wuxi and its subsidiaries have been reached. As a result, the Company continues to maintain a full valuation allowance as of December 31, 2021 and 2020 for its China operations. The Company’s net deferred tax liability position is the result of the UK, Israel and Canada operations.

The Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes expense or tax benefits for the difference between the financial reporting basis over the tax basis of its investments in foreign subsidiaries to the extent such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S. The Company reviews its indefinite reinvestment assertion on a quarterly basis and evaluates its plans for reinvestment. This includes a review of the Company’s ability to control repatriation, its ability to mobilize funds without triggering basis differences, and the profitability of U.S. operations, their cash requirements and the need, if any, to repatriate funds. If the Company’s intent and ability with respect to reinvestment of earnings of non-U.S. subsidiaries changes, deferred U.S. income taxes, foreign income

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
taxes, and foreign withholding taxes may have to be accrued. The Company will file a federal income tax return and various state income tax returns in the United States going forward. As a newly formed entity, indie Inc. 's first income tax filings will be for the tax year ending December 31, 2021. However, ADK LLC will continue to file a partnership return as it has historically and ADK LLC tax returns for years 2018-2020 remain open to examination by the IRS, and tax years 2017-2020 remain open to California State Tax examination.
A reconciliation of the federal statutory income tax rate to the effective tax rate for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Income tax provision at U.S. statutory federal rate	$(25,509)	$(20,650)
State income tax provision, net of federal income tax effect	(5,891)	—
Foreign taxes provision	22	(72)
Noncontrolling interest	6,764	—
Valuation allowance reductions (increases)	24,150	470
Research and other tax credits	(270)	(37)
Tax benefits on vested and exercised equity awards	404	—
Partnership/non-taxable income	—	20,512
Other	3	(194)
Provision for income taxes	$(327)	$29

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for the jurisdictions in which it operates or does business in. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company records tax positions as liabilities and adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021 and 2020, the Company has not recorded any uncertain tax positions in its financial statements.
The Company records interest and penalties related to unrecognized tax benefits in provision of income taxes. As of December 31, 2021 and 2020, no accrued interest or penalties are recorded in the consolidated balance sheets, and the Company has not recorded any related expenses.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examinations by the various jurisdictions where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2018 to 2020 for Federal purposes and from 2017 to 2020 for California. Foreign tax statutes are generally three to five years. The company’s significant foreign taxing jurisdiction are Canada, UK, Hungary, China and Israel. The limitations periods in these jurisdictions are four-, one-, five-, three- and four-years respectively..

20) Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)

	December 31,
	2021	2020
Accrued payroll and employee benefits	$4,021	$107
Accrued purchase consideration from business combinations	7,500	500
City Semi deferred compensation	833	—
Accrued interest	—	785
Other (1)	6,289	1,130
Accrued expenses and other current liabilities	$18,643	$2,522
(1) Amount represents accruals for various operating expenses such as professional fees, open purchase orders, royalties and other estimates that are expected to be paid within the next 12 months.
21)Commitments and Contingencies
Litigation
The Company may be a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations or cash flows.
In connection with a credit facility amendment executed with PacWest on August 9, 2017, the Company agreed to issue the bank warrants to acquire Membership Units. In 2018, the Company and the bank agreed that 3,388 warrants would be issued at a strike price of $35.42 per unit, which was subsequently reflected in the Company’s books and records. Following the Company’s announcement of the Master Transactions Agreement (“MTA”), on February 3, 2021, PacWest issued a letter to the Company demanding 52,632 warrants in satisfaction of the provisions contained in the August 9, 2017 credit facility amendment. On June 8, 2021, the Company and PacWest entered into a settlement agreement and mutual release where both parties acknowledged and agreed that the original 3,388 warrants issued were in full compliance of the credit facility amendment.
Lease Commitments
The Company’s lease arrangements consist primarily of corporate and manufacturing facility agreements. The leases expire at various dates through 2028, some of which include options to extend the lease term. The options with the longest potential total lease term consist of options for extension of up to five years following expiration of the original lease term. All of the leases are operating leases. The Company is headquartered in Aliso Viejo, California and has various research and design centers, sales support offices, and manufacturing facilities throughout the world. The key lease terms for the principal locations are summarized below:

In July 2015, the Company entered into a five-year operating lease for its 14,881 square foot headquarters in Aliso Viejo, California, which is payable monthly with periodic rent adjustments over the lease term. The lease requires a security deposit of $30, which is recorded in other assets on the Company’s consolidated balance sheets as well as a tiered, time-based letter of credit that has now reached its lowest tier of $200. Subsequently, the rentable area was expanded to 18,000 square feet and the lease was extended through the end of June 2023. Rent expense is approximately $38 per month.
In October 2015, the Company entered into a five-year operating lease for its Scotland Design Center in Edinburgh, Scotland, which is payable monthly with periodic rent adjustments over the lease term. The lease expired in October 2020. During 2019, the Company entered into a sub-lease agreement with a third party for the Scotland Design Center facility. Separately, effective January 2020, the Company entered into a lease for a property in Scotland. The lease agreement has a term through June 2024 and monthly rent of approximately $16 per month.
In October 2017, the Company entered into a 26-month operating lease for its Wuxi sales and design center. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term. The lease was subsequently extended through December 2022. Rent expense is approximately $8 per month.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
In May 2021, the Company entered into a seven-year operating lease for a location in Detroit, Michigan, which is payable monthly with periodic rent adjustments over the lease term. The lease will expire in 2028 with an initial monthly rent of approximately $22 per month.
In October 2021, the Company entered into a five-year operating lease for its design center in Austin, Texas. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expires in October 2026. Rent expense is approximately $13 per month.
In October 2021, the Company acquired TeraXion and assumed its existing operating lease for an office building and a warehouse in Quebec City, Canada. Rent for the associated office is payable at approximately $38 per month. The lease will expire on May 31, 2028. Rent for the associate warehouse is at approximately $3 per month. This lease will expire on November 30, 2023.
The total monthly rent for the remainder locations of the Company around the world is not material.
Rent expense is recognized on a straight-lined basis over the lease term and is included in the consolidated statements of operations for the years ended December 31, 2021 and 2020 as follows:

	Year Ended December 31,
	2021	2020
Research and development.	$966	$1,381
Selling, general, and administrative	252	551
Cost of goods sold	24	—
Total	$1,242	$1,932
The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2021:

2022	$1,869
2023	1,674
2024	1,303
2025	1,177
2026	1,201
Thereafter	1,686
Total	$8,910
Royalty Agreement
The Company has entered into license agreements to use certain technology within its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the years ended December 31, 2021 and 2020 was $810 and $386, respectively, which is included in cost of goods sold in the consolidated statements of operations. Accrued royalties of $264 and $139 are included in accrued expenses in the Company’s consolidated balance sheets as of December 31, 2021 and 2020, respectively.
Tax Distributions
To the extent the Company has funds legally available, the board of directors will approve distributions to each member, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the board of directors or paid by the Company with respect to the years ended December 31, 2021 and 2020.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
22)Geographical Information
Long-lived assets include property and equipment, net, which were based on the physical location of the assets as of the end of each year.

	December 31,
	2021	2020
Canada	$5,802	$—
United States	2,786	1,718
Israel	1,297	—
China	843	272
Rest of world	362	179
Total	$11,090	$2,169
23)Subsequent Events
For its consolidated financial statements as of December 31, 2021 and the year then ended, management reviewed and evaluated material subsequent events from the consolidated balance sheet date of December 31, 2021 through April 8, 2022, the date the consolidated financial statements were issued.

Acquisition of Symeo GmbH

On October 21, 2021, indie entered into a definitive agreement with Analog Devices to acquire Symeo GmbH (“Symeo”) for $10 million in cash at closing, $10 million in cash in 2023 and an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The Symeo transaction was approved by the German government on January 4, 2022 and closed on the same day.

The transaction costs associated with the acquisition for the year ended December 31, 2021 were not material and were expensed as incurred.

The Company expects to account for the acquisition of Symeo as a business combination and is currently evaluating the purchase price allocation. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information for these transactions, given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2021.

Per Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

i.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

iii.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). As a result of this evaluation, management identified the following material weaknesses in internal control, which continue to exist as of December 31, 2021:

a.Control Environment: The Company did not have a sufficient number of personnel with assigned responsibility and accountability for the design, operation and documentation of internal control over financial reporting in accordance with the 2013 COSO Framework.

a.Risk Assessment: The Company did not have an effective risk assessment process that defined clear financial reporting objectives and evaluated risks, including identifying and analyzing risks related to non-routine transactions such as mergers and acquisitions, at a sufficient level of detail to identify all relevant risks of material misstatement across the Company or within each acquired entity.

a.Information and Communication: The Company did not have effective information control processes, including those related to the use of manual spreadsheets, to ensure the reliability of information used in certain computations related to financial reporting

a.Monitoring Activities: The Company did not have effective monitoring activities to assess the operation of internal control over financial reporting, including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.

a.Control Activities: As a consequence of the aforementioned deficiencies, the Company did not have effective control activities related to the design and operation of process-level controls across certain key financial reporting processes.

While these material weaknesses did not result in material misstatements of the Company’s financial statements as of and for the year ended December 31, 2021, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in our consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, the Company concluded that the deficiencies represent material weaknesses in its internal control over financial reporting and that internal control over financial reporting was not effective as of December 31, 2021.

This Annual Report does not include an attestation report of our independent registered public accounting firm, KPMG LLP, due to the established rules of the Securities and Exchange Commission.

Management’s Remediation Plan

The Company’s remediation efforts are ongoing, and it will continue its initiatives to implement and document policies and procedures and strengthen the Company’s internal control environment. Remediation of the identified material weaknesses and strengthening the Company’s internal control environment will require a substantial effort throughout 2022 and, possibly, the first quarter of 2023. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. In addition, it is possible that certain controls the Company plans to implement in 2022 will not have operated for a sufficient period of time in 2022 to test their operating effectiveness as part of the Company’s evaluation of internal control over financial reporting as of December 31, 2022 and may extend to the following year.

To remediate the material weaknesses described above, the Company is pursuing the following remediation steps, in addition to those identified in Item 4 of the 2021 Third Quarter Form 10-Q:

i.We will continue to seek, train and retain individuals that have appropriate skills and experience related to designing operating and documenting internal controls over financial reporting, coupled with the addition of finance staff to improve the current segregation of roles and responsibilities; and

ii.We have launched a company-wide initiative to implement a new enterprise resource planning (“ERP”) system capable of automating some of our manual financial reporting processes, enhancing our information technology control environment, and mitigating some of the internal control gaps and limitations that cannot be addressed by the current system; and

iii.We have engaged third party specialists to conduct a comprehensive review, update and enhancement of the design and documentation of key business processes to ensure the components of internal control over financial reporting are present and functioning in accordance with the 2013 COSO Framework; and

iv.We are in the process of establishing an internal audit function which will perform routine risk assessments and gap analysis of our control environment and report regularly to the audit committee on the progress and results of our remediation plan, including the identification, status, and resolution of internal control deficiencies.

We believe that our remediation plan will be sufficient to address the identified material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve our internal control over financial reporting, we may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. It cannot be assured, however, when we will remediate such material weaknesses, nor can we be certain whether additional actions will be required. Moreover, it cannot be assured that additional material weaknesses will not arise in the future.

Changes in Internal Control Over Financial Reporting

As described above under “Management's Remediation Plan”, we are taking actions to remediate the material weaknesses in our internal control over financial reporting. Except as described above, there were no changes in internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to our principal financial officers, including our Chief Executive Officer, Chief Financial Officer, controller and other persons performing similar functions. The full text of our Code of Ethics is available on our website at investors.indiesemi.com under “Governance.” Our Code of Ethics is a “code of ethics” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.
The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC and is incorporated herein by this reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by this reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:

1.All financial statements:

The following consolidated financial statements of indie Semiconductor, Inc. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

2.Financial Statements Schedules:

Schedule II - Valuation and Qualifying Accounts information is included in Note 19 to the consolidated financial statements which are filed as part of this report under Item 8 - Financial Statements and Supplementary Data.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.Exhibits:

Exhibits required to be files as part of this report are:

Exhibit No.	Description
2.1†
Master Transactions Agreement, dated effective December 14, 2020, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein, and also included as Annex B-1 to the proxy statement/prospectus (incorporated by reference to Exhibit 2.1 of Form 8-K filed by Thunder Bridge II with the SEC on December 15, 2020).

2.2
Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (included as Annex B-2 to the proxy statement/prospectus and incorporated by reference to Exhibit 2.2 of Form S-4/A filed with the SEC on May 3, 2021).

2.3
Share Purchase Agreement, dated as of August 27, 2021, by and among indie, TeraXion, Purchaser and certain stockholders of TeraXion and their ultimate beneficial owners (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant with the SEC on September 2, 2021).

3.1
Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 10, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on June 16, 2021).

3.2	Amended and Restated Bylaws of indie Semiconductor, Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the registrant with the SEC on July 16, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the registrant with the SEC on June 16, 2021).
4.2	Specimen Warrant Certificate (included in Exhibit 4.3, as amended by Exhibit 4.4).

Exhibit No.	Description
4.3
Warrant Agreement between Continental Stock Trust & Transfer Company and Thunder Bridge II (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Thunder Bridge II with the SEC on August 14, 2019).

4.4	Warrant Agreement Assignment and Assumption Agreement (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by the registrant with the SEC on June 16, 2021).
4.5*	Description of indie Semiconductor, Inc. Capital Stock
10.1	Eighth Amended and Restated Limited Liability Company Agreement of indie LLC (incorporated by reference to Exhibit 4.4 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
10.2	Subscription Agreement for the PIPE Investment (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by Thunder Bridge II with the SEC on December 15, 2020)
10.3+	indie Semiconductor, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
10.4+
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

10.13
Form of Option Settlement Agreement by and among indie, TeraXion, Purchaser and certain holders of options to purchase TeraXion capital stock (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by the registrant with the SEC on September 2, 2021)

21.1*	List of Subsidiaries of the Company
23.1*	Consent of KPMG LLP
31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Inline XBRL Interactive Data Files formatted in Inline XBRL Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Other Comprehensive Loss for the years ended December 31, 2021 and 2020; (iv) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*        Filed herewith.
+        Indicates a management or compensatory plan.
†        Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on April 8, 2022.

indie Semiconductor, Inc.

By:	/s/ Donald McClymont
Name:	Donald McClymont
Title:	Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, this amendment no. 3 to registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Donald McClymont	Chief Executive Officer and Director	April 8, 2022
Donald McClymont	(Principal Executive Officer)

/s/ Thomas Schiller	Chief Financial Officer and EVP of Strategy	April 8, 2022
Thomas Schiller	(Principal Financial and Accounting Officer)

/s/ Ichiro Aoki	President and Director	April 8, 2022
Ichiro Aoki

/s/ David Aldrich	Chairman of the Board of Directors	April 8, 2022
David Aldrich

/s/ Diane Brink	Director	April 8, 2022
Diane Brink

/s/ Peter Kight	Director	April 8, 2022
Peter Kight

/s/ Karl-Thomas Neumann	Director	April 8, 2022
Karl Thomas Neumann

/s/ Jeffrey Owens	Director	April 8, 2022
Jeffrey Owens

/s/ Sonalee Parekh	Director	April 8, 2022
Sonalee Parekh