Form 10-Q
period 2022-03-31
indie Semiconductor, Inc.
filed 2022-05-13
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of May 9, 2022 was 116,522,473 (excluding 1,725,000 Class A shares held in escrow and 1,005,666 Class A shares subject to restricted stock awards) and 33,119,808, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Comprehensive Income	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest	6
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

Part II. Other Information		40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 5	Other Information	40
Item 6.	Exhibits	40
Signatures		42

1

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results included in such forward-looking statements. In addition to the factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 11, 2022, in the Company’s other public reports filed with the SEC (including those identified under “Risk Factors” therein), the following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the impact of the COVID-19 pandemic; the impact of Russia’s invasion of Ukraine; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; trade restrictions and trade tensions; and political or economic instability in the Company’s target markets. indie cautions that the foregoing list of factors is not exclusive.

All information set forth herein speaks only as of the date hereof, and the Company disclaims any intention or obligation to update any forward-looking statements made in this report or in its other public filings, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$192,979	$219,081
Restricted cash	383	383
Accounts receivable, net of allowance for doubtful accounts of $51 as of March 31, 2022 and $27 as of December 31, 2021	16,064	13,842
Inventory, net	10,835	9,080
Prepaid expenses and other current assets	6,821	5,648
Total current assets	227,082	248,034
Property and equipment, net	12,093	11,090
Intangible assets, net	104,785	96,285
Goodwill	130,416	115,206
Operating lease right-of-use assets	12,553	—
Other assets and deposits	297	270
Total assets	$487,226	$470,885

Liabilities and stockholders' equity
Accounts payable	$6,770	$5,441
Accrued payroll liabilities	4,700	4,021
Accrued expenses and other current liabilities	24,718	14,622
Intangible asset contract liability	5,705	5,516
Deferred revenue	2,845	1,840
Current debt obligations	12,262	2,275
Total current liabilities	57,000	33,715
Long-term debt, net of current portion	5,306	5,618
Warrant liability	53,114	100,467
Intangible asset contract liability, net of current portion	11,306	12,452
Deferred tax liabilities, non-current	24,176	21,164
Operating lease liability, non-current	10,527	—
Other long-term liabilities	8,537	5,612
Total liabilities	169,966	179,028
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 117,764,495 and 111,260,962 shares issued, 114,977,679 and 108,181,781 shares outstanding as of March 31, 2022 and December 31, 2021, respectively.	11	11
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 30,119,812 and 30,448,081 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	3	3
Additional paid-in capital	523,972	514,891
Accumulated deficit	(189,583)	(200,416)
Accumulated other comprehensive loss	(580)	(1,443)

indie's stockholders' equity	333,823	313,046
Noncontrolling interest	(16,563)	(21,189)
Total stockholders' equity	317,260	291,857
Total liabilities and stockholders' equity	$487,226	$470,885
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue:
Product revenue	$18,086	$7,483
Contract revenue	3,913	631
Total revenue	21,999	8,114
Operating expenses:
Cost of goods sold	14,192	4,848
Research and development	29,499	8,677
Selling, general, and administrative	12,642	2,695
Total operating expenses	56,333	16,220
Loss from operations	(34,334)	(8,106)
Other income (expense), net:
Interest income	33	7
Interest expense	(58)	(620)
Gain (loss) from change in fair value of SAFEs	—	19,100
Gain (loss) from change in fair value of warrants	47,353	—
Gain (loss) from change in fair value of earn-out liabilities	83	—
Other expense	(30)	(7)
Total other income, net	47,381	18,480
Net income before income taxes	13,047	10,374
Income tax benefit (expense)	659	(13)
Net income	13,706	10,361
Less: Net income (loss) attributable to noncontrolling interest	2,873	(454)
Net income attributable to indie Semiconductor, Inc.	$10,833	$10,815

Net income attributable to common shares — basic	$10,833	$5,443
Net income (loss) attributable to common shares — diluted	$10,833	$(13,657)

Net income per share attributable to common shares — basic	$0.10	$0.17
Net income (loss) per share attributable to common shares — diluted	$0.07	$(0.35)

Weighted average common shares outstanding — basic (1)	111,189,340	32,284,863
Weighted average common shares outstanding — diluted (1)	147,396,772	39,218,016
(1) Retroactively restated to give effect to the reverse recapitalization.

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$13,706	$10,361
Other comprehensive income (loss):
Foreign currency translation adjustments	884	(88)
Comprehensive income	14,590	10,273

Less: Comprehensive income (loss) attributable to noncontrolling interest	2,894	(418)
Comprehensive income attributable to indie Semiconductor, Inc.	$11,696	$10,691
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit) Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity (Deficit)

	Shares (1)	Amount	Shares (1)	Amount
Balance as of December 31, 2020	34,413,634	$3	33,373,294	$3	$43,155	$(153,264)	$(209)	$(110,312)	$8,820	$(101,492)

Vesting of equity awards	631,121	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	10,815	—	10,815	(454)	10,361
Foreign currency translation adjustment	—	—	—	—	—	—	(88)	(88)	36	(52)

Balance as of March 31, 2021	35,044,755	$3	33,373,294	$3	$43,155	$(142,449)	$(297)	$(99,585)	$8,402	$(91,183)

(1) Retroactively restated to give effect to the reverse recapitalization.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity Attributable to indie Semiconductor, Inc.		Noncontrolling Interest		Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	108,181,781	$11	30,448,081	$3	$514,891	$(200,416)	$(1,443)	$313,046		$(21,189)		$291,857
Vesting of equity awards	250,378	—	—	—	—	—	—	—		—		—
Issuance per settlement of equity awards and cash exercise of stock options	1,250,878	—	—	—	(188)	—	—	(188)	—	259	—	71
Issuance per Exchange of Class V to Class A	2,224,148	—	(2,224,148)	—	(2,345)	—	—	(2,345)		2,345		—
Issuance on earn out awards	3,070,494	—	1,895,879	—	872	—	—	872	—	(872)	—	—
Share-based compensation	—	—	—	—	10,742	—	—	10,742		—		10,742
Net income	—	—	—	—	—	10,833	—	10,833		2,873		13,706
Foreign currency translation adjustment							863	863		21		884

Balance as of March 31, 2022	114,977,679	$11	30,119,812	$3	$523,972	$(189,583)	$(580)	$333,823		$(16,563)		$317,260

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$13,706	$10,361
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,435	643
Inventory impairment charges	503	8
Share-based compensation	12,415	—
Amortization of discount and cost of issuance of debt	—	72
Bad debts	24	49
Non-cash interest expense	—	202
(Gain) loss from change in fair value remeasurement of SAFEs	—	(19,100)
(Gain) loss from change in fair value of warrants	(47,353)	—
(Gain) loss from change in fair value of contingent consideration and earn-out liability	(83)	—
Accrued contingent consideration related to acquisition	—	60
Deferred City Semi compensation	125	125
Amortization of right-of-use assets	469	—
Unrealized foreign currency transaction (gain) loss	(14)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,796)	(1,163)
Inventory	(235)	(746)
Accounts payable	1,271	536
Accrued expenses and other current liabilities	1,037	266
Accrued payroll liabilities	(1,820)	166
Deferred revenue	1,792	(564)
Prepaid and other current assets	(789)	(6)
Operating lease liabilities	(144)	—
Other long-term liabilities	(257)	—
Net cash used in operating activities	(15,714)	(9,091)
Cash flows from investing activities:
Purchases of property and equipment	(565)	(140)
Purchases of intangible assets	—	(21)
Business combinations, net of cash	(8,705)	—
Net cash used in investing activities	(9,270)	(161)
Cash flows from financing activities:
Proceeds from issuance of debt obligations	315	—
Payments on debt obligations	(383)	—
Payments on financed software	(704)	(300)
Payments on deferred financing costs	—	(332)
Proceeds from exercise of stock options	52	—
Net cash used in financing activities	(720)	(632)
Effect of exchange rate changes on cash and cash equivalents	(398)	59
Net increase in cash and cash equivalents	(26,102)	(9,825)
Cash, cash equivalents and restricted cash at beginning of period	219,464	18,698
Cash, cash equivalents and restricted cash at end of period	$193,362	$8,873

Supplemental disclosure of cash flow information:
Cash paid for interest	$58	$340

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$39	$56
Deferred financing costs incurred	$—	$491
Contingent consideration for business combination	$8,204	$—
Accrual for purchase consideration for business combination	$9,674	$—
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
(Unaudited)
1.    Nature of the Business and Basis of Presentation

indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) and its subsidiaries are collectively referred to herein as the “Company.” The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Budapest, Hungary; Dresden and Munich, Germany; Edinburgh, Scotland; Haifa, Israel; Quebec City, Canada; Tokyo, Japan; Seoul, South Korea and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.

Recent Acquisitions

On October 21, 2021, indie entered into a definitive agreement with Analog Devices (“ADI”) to acquire Symeo GmbH (“Symeo”). The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8,705 in cash at closing, net of cash acquired; (ii) a $10,000 promissory note payable in January 2023 with a fair market value of $9,674 on January 4, 2022; and (iii) an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $8,204 on January 4, 2022.

See Note 2 - Business Combinations for additional description of this acquisition.

Reverse Recapitalization with Thunder Bridge Acquisition II

On June 10, 2021, Thunder Bridge Acquisition II, Ltd. (“TB2”), consummated a business combination (the “Transaction”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021 (the “MTA”). In connection with the Transaction, Thunder Bridge II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, TB2 was domesticated into a Delaware corporation and merged with and into and a merger subsidiary of Surviving Pubco. On the same day, Surviving Pubco changed its name to indie Semiconductor, Inc., and listed our shares of Class A common stock, par value $0.0001 per share on The Nasdaq Stock Market LLC under the symbol “INDI.”

Impact of COVID-19

The COVID-19 pandemic and the resulting economic downturn has affected business conditions in our industry. The duration, severity, and future impact of the pandemic, including as a result of more contagious variants of the virus that causes COVID-19, continue to be highly uncertain and could still result in significant disruptions to our business operations, as well as negative impacts to our financial condition. Like many companies in the semiconductor industry, we are experiencing various supply constraints due to the pandemic. While we are working with our global supply chain partners to mitigate this risk, the duration and extent of the supply chain disruptions remain uncertain. Refer to Part I, Item 1A of our 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors” for more information.

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which 79% was owned by indie as of March 31, 2022. ADK LLC’s consolidated financial statements include its wholly-owned subsidiaries Indie Services Corporation, indie LLC and Indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH, a private limited liability company incorporated under the laws of Germany, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc., a company incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity 64% controlled by the Company as of March 31, 2022 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Japan, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

All significant intercompany accounts and transactions of the subsidiaries have been eliminated in consolidation. The noncontrolling interest attributable to the Company’s less-than-wholly-owned subsidiary is presented as a separate component from stockholders’ equity (deficit) in the consolidated balance sheets, and a noncontrolling interest in the consolidated statements of operations and consolidated statements of stockholders’ equity (deficit) and noncontrolling interest.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 11, 2022.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. indie is an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Transaction, our Post-Combination Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we achieve total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we issue more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. The Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. Other than the accounting policies discussed in Note 16, Leases, related to the adoption of ASC 842, Leases, there has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The FASB issued ASU 2019-10-Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates in November 2019 and ASU 2020-05-Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities in June 2020. The ASUs change some effective dates for ASU 2016-02 on leasing. After applying ASU 2019-10 and 2020-05, ASU 2016-02 is effective for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2021.

The Company applied the transition requirements on the adoption date of January 1, 2022, rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, the Company elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. The Company also elected to use the hindsight practical expedient to consider any facts or circumstances that have changed through the January 1, 2022 adoption date that may affect the lease term due to renewal options and assess the impairment of the right-of-use asset. As an accounting policy election, the Company also excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes. Effective January 1, 2022, the Company recorded the impact on its condensed consolidated balance sheet from the recognition of ROU asset and lease liability of $10,344 and $10,344, respectively. However, the impact to its condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows is not material. See Note 16, Leases, for additional details.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 (and December 15, 2021 for nonpublic companies) and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company adopted ASU 2019-12 as of January 1, 2022 on a prospective basis. The standard had no material impact on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company early adopted this update on January 1, 2022 using the modified retrospective method of transition and the impact to its condensed consolidated financial statements was not material.

2.    Business Combinations

The Company acquired TeraXion, Inc. (“TeraXion”) and ON Design Israel Ltd. (“ON Design Israel”) in October 2021 and Symeo GmbH (“Symeo”) in January 2022. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for TeraXion, ON Design Israel, and Symeo as of March 31, 2022:

	Symeo GmbH	TeraXion	ON Design Israel
Purchase price - cash consideration	$10,000	$74,050	$6,107
Purchase price - cash consideration (Accrual)	9,674	—	7,500
Add: debt paid at closing	—	6,857	—
Less: cash acquired	(1,295)	(5,625)	(1,133)
Net cash paid	18,379	75,282	12,474

Purchase price - equity consideration
Common stock	—	65,192	—
Options	—	17,249	—
Total equity consideration	—	82,441	—

Earn out shares	8,204	—	—
Contingent consideration	—	—	4,000
Net consideration	$26,583	$157,723	$16,474

Fair value of net assets and liabilities assumed:
Current assets other than cash	2,857	7,627	119
Property and equipment	1,039	6,009	1,315
Developed technology	6,631	43,594	5,077
In-progress research & development	2,170	10,304	1,562
Customer relationships	2,411	12,682	—
Backlog	603	2,378	—
Trade name	965	6,125	—
Other non-current assets	36	—	66
Current liabilities	(1,461)	(5,840)	(859)
Deferred revenue	—	(1,025)	—
Deferred tax liabilities, non-current	(2,935)	(20,272)	(1,578)
Long-term debt	—	(7,580)	—
Total fair value of net assets acquired	12,316	54,002	5,702

Goodwill	$14,267	$103,721	$10,772

Any changes in the estimated fair values of the net assets recorded for the business combination of TeraXion, ON Design Israel or Symeo upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Any subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined.

Trade receivables and payables, as well as other current and non-current assets and liabilities, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates.

Due to the fact that the acquisitions related to TeraXion, ON Design Israel and Symeo have just recently occurred, the magnitude of the transactions, and the significant information to be obtained and analyzed, some of which resides in foreign jurisdictions, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of May 13, 2022, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

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

As of March 31, 2021, indie incurred approximately $1,649 of acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses.

There are no amounts of revenue and earnings of TeraXion included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2021.

The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and TeraXion as if the closing of the acquisition had occurred on January 1, 2021:

Three months ended
March 31, 2021
Combined revenue	$14,044
Combined net loss before income taxes	8,567

The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. Pro forma information reflects adjustments that are expected to have a continuing impact on the Company’s results of operations and are directly attributable to the acquisition. The unaudited pro forma results include adjustments to reflect, among other things, direct transaction costs relating to the acquisition, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, and to eliminate a portion of the interest expense related to legacy TeraXion’s former loans, which were repaid upon completion of the acquisition. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been realized if the acquisition had taken place on January 1, 2021.

Acquisition of ON Design Israel Ltd.

On October 1, 2021, indie entered into a definitive agreement and completed its acquisition of ON Design Israel Ltd. for $4,974 in cash paid upon close (net of cash acquired), $7,500 will be paid in 2022 and is reflected in Other current liabilities, and up to $7,500 will be paid upon achievement of certain milestones and is reflected in Other long-term liabilities. Upon completion of the acquisition, ON Design Israel was renamed to indie Semiconductor Design Israel Ltd and became a wholly-owned subsidiary of the Company.

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

As of March 31, 2022, indie incurred approximately $390 of acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses.
Total purchase considerations transferred at closing also included contingent consideration that had a fair value of $4,000 as of the acquisition date. The maximum contingent consideration payable in connection with the acquisition is $7,500. The acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches. The first tranche (“Tapeout”) is payable, up to a maximum of $2,500, upon the achievement of tapeout of the product design within 30 months of the acquisition. The second tranche (“Design Win”) is payable, up to a maximum of $5,000, upon indie’s achievement of a design win within 36 months of the acquisition. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The fair value of Tapeout and Design Win contingent consideration liabilities was $1,771 and $2,148, respectively, as of March 31, 2022. Both the fair value of Tapeout and Design Win contingent consideration liability as of March 31, 2022 are reflected in reflected in Other long-term liabilities in the condensed consolidated balance sheet.

Pro forma financial information for the three months ended March 31, 2022 for ON Design Israel is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.

Acquisition of Symeo GmbH

On October 21, 2021, indie entered into a definitive agreement with ADI to acquire Symeo. The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8,705 in cash at closing, net of cash acquired; (ii) a $10,000 promissory note payable in January 2023 with a fair market value of $9,674; and (iii) an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $8,204 on January 4, 2022. The acquisition date fair value of the equity-based earn-out was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. This earn-out has two tranches. Both tranches are payable upon Symeo achieving $5,000 of revenue threshold by March 31, 2023, another $6,000 of revenue threshold by March 31, 2024 and annual gross margin of Symeo for each period being greater than 65%. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The fair value of these contingent consideration liabilities was $4,235 and $3,985, respectively, as of March 31, 2022. The first tranche of this earn-out liability is reflected in Accrued expense and other current liabilities and the second tranche is reflected in reflected in Other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2022.

indie incurred various acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total costs incurred is de minimis as of March 31, 2022.

Pro forma financial information for the three months ended March 31, 2022 for Symeo is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.
3.    Inventory, Net

Inventory, net consists of the following:

	March 31, 2022	December 31, 2021
Raw materials	$3,824	$2,380
Work-in-process	5,084	6,301
Finished goods	4,225	2,151
Inventory, gross	13,133	10,832
Less: Inventory reserves	2,298	1,752
Inventory, net	$10,835	$9,080
During the three months ended March 31, 2022 and 2021, the Company recognized write-downs in the value of inventory of $503 and $8, respectively.
4.    Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	March 31, 2022	December 31, 2021
Production tooling	4	$10,661	$10,158
Lab equipment	4	4,654	4,489
Office equipment	3 - 7	3,096	1,893
Leasehold improvements	*	543	395
Construction in progress		—	256
Property and equipment, gross		18,954	17,191
Less: Accumulated depreciation		6,861	6,101
Property and equipment, net		$12,093	$11,090
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $760 and $210 for the three months ended March 31, 2022 and 2021, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

5.    Intangible Assets, Net

Intangible assets, net consist of the following:

	March 31, 2022				December 31, 2021
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	6.5	$55,671	$(3,623)	$52,048	6.7	$49,035	$(1,374)	$47,661
Software licenses	2.2	23,305	(7,477)	15,828	2.5	23,302	(6,286)	17,016
Customer relationships	6.6	15,093	(935)	14,158	6.7	12,682	(365)	12,317
Intellectual property licenses	1.3	1,757	(1,697)	60	1.5	1,736	(1,687)	49
Trade names	6.6	7,089	(444)	6,645	6.7	6,125	(182)	5,943
Backlog	1.6	2,980	(632)	2,348	1.8	2,378	(239)	2,139
Effect of exchange rate on gross carrying		(289)	—	(289)		(631)	—	(631)
Intangible assets with finite lives		105,606	(14,808)	90,798		94,627	(10,133)	84,494

IPR&D		14,036	—	14,036		11,866	—	11,866
Effect of exchange rate on gross carrying		(49)	—	(49)		(75)	—	(75)
Total intangible assets with indefinite lives		13,987	—	13,987		11,791	—	11,791

Total intangible assets		$119,593	$(14,808)	$104,785		$106,418	$(10,133)	$96,285

The Company obtained software licenses which it uses for its research and development efforts related to its products. In fiscal 2022 and 2021, the Company obtained additional software licenses. Further, the Company has acquired developed technology, customer relationships, trade names, backlog, and IPR&D as a result of the business combinations. See Note 2 - Business Combinations for additional information.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses these assets for impairment on a periodic basis. As of March 31, 2022, the Company determined that there was no impairment of intangible assets.

Amortization of intangible assets for the three months ended March 31, 2022 and 2021 was $4,675 and $432, respectively. Amortization of intangible assets is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based their respective nature, in the condensed consolidated statements of operations, respectively.

Based on the amount of definite-lived intangible assets subject to amortization as of March 31, 2022, amortization expense for each of the next five fiscal years is expected to be as follows:

2022 (remaining 9 months)	$13,504
2023	19,637
2024	15,557
2025	11,083
2026	11,083
Thereafter	19,934
$90,798

6.    Goodwill
The following table sets forth the carrying amount and activity of goodwill as of March 31, 2022:

Amount
Balance as of December 31, 2021	$115,206
Acquisitions (Note 2)	14,373
Effect of exchange rate on goodwill	837
Balance as of March 31, 2022	$130,416
Goodwill increased by $14,373 during the three months ended March 31, 2022 due to an acquisition completed during the period. See Note 2 for a detailed discussion of goodwill acquired.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three months ended March 31, 2022.
7.    Debt
The following table sets forth the components of debt as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
Short term loans, due 2023	$1,107	$—	$1,107	$810	$—	$810
Promissory note, due 2023	10,000	(326)	9,674	—	—	—
CIBC loan, due 2026	6,810	(23)	6,787	7,102	(19)	7,083
Total debt	$17,917	$(349)	$17,568	$7,912	$(19)	$7,893
The outstanding debt as of March 31, 2022 and December 31, 2021 is classified in the condensed consolidated balance sheets as follows:

	March 31, 2022	December 31, 2021
Current liabilities - Current debt obligations	$12,262	$2,275
Noncurrent liabilities - Long-term debt, net of current maturities	5,306	5,618
Total debt	$17,568	$7,893
PacWest Revolving Line of Credit
The Company entered into a loan and security agreement with Pacific Western Bank (“PacWest”, formerly Square 1 Bank) in January 2015, that provided a term loan of up to $10,000 with a maturity date of September 2020. The term loan bore interest equal to the greater of one percent above the prime rate in effect, or 4.5% on outstanding borrowings. In addition, the loan and security agreement provided for a revolving line of credit. The revolving line of credit bore interest equal to the greater of seventy-five basis points above the prime rate in effect, or 4.25% on outstanding borrowings. The terms of the loan and security agreement have been amended from time to time, and in with the most recent amendment dated November 5, 2021 as described below. The amendments have, among other things, extended the maturity date of the loan and adjusted the financial covenants’ borrowing limits. During 2020, the outstanding balance on the term loan was transferred to the revolving line of credit.

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
As of March 31, 2022 and December 31, 2021, there was no outstanding balance on the revolving line of credit. The Company’s borrowings under the revolving line of credit were subject to an aggregate borrowing limit of $20,000 as of March 31, 2022 and December 31, 2021. Total borrowings at any given time under the revolving line of credit are limited to a percentage of domestic accounts receivables less than 90 days past due and other factors.
The revolving line of credit is subject to debt covenants which, if violated, could result in the outstanding balance becoming immediately due. The Company has complied with or obtained waivers for all such covenants as of the date these financial statements were issued.

TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. As of March 31, 2022 and December 31, 2021 the outstanding principal balance and credit limit of the loan was $6,805 and $7,102, or CAD8,512 and CAD8,976, respectively. This loan is secured with an authorized credit facility of CAD7,000 from the bank, bearing interest at prime rate plus 0.25%. This line of credit was unused at December 31, 2021 and March 31, 2022.

Short Term Loans
Wuxi
On November 13, 2019, Wuxi entered into a short-term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY2,000, or approximately $285, and bearing interest of 4.785% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. On November 13, 2020, the terms of the agreement were extended for twelve months, and the principal and interest were due on November 15, 2021. On November 19, 2021, the total outstanding balance with CITIC Group Corporation was fully paid off. On January 19, 2022, Wuxi entered into a short-term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY2,000, or approximately $315, and bearing interest of 3.90% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. As of March 31, 2022, the total outstanding short-term loan with CITIC Group Corporation Ltd. was CNY2,000, or approximately $315.

On October 15, 2020, Wuxi entered into a short-term loan agreement with Bank of Ningbo (“NBCB”) with aggregate principal balance of CNY1,000 or approximately $151 and bearing interest of 4.785%. On April 29, 2021, Wuxi increased its short-term loan principal with NBCB by CNY1,000 or approximately $155 to a total principal balance of CNY4,000. On October 14, 2021, the borrowing from October 15, 2020 was fully paid off. On October 18, 2021, Wuxi re-entered into a short-term loan agreement with NBCB for CNY1,000, or approximately $150 and bearing interest of 4.785%. As of March 31, 2022, the total outstanding short-term loan with NBCB was CNY2,000, or $315. As of December 31, 2021, the total outstanding short-term loan with NBCB was CNY2,000 or $315.

On November 18, 2021, Wuxi also entered into a short-term loan agreement Bank of Nanjing with aggregate principal balance of CNY3,000, or approximately $453 and bearing interest of 4.00%. As of March 31, 2022, the total outstanding short-term loan with Bank of Nanjing was CNY3,000 or $472. As of December 31, 2021, the total outstanding short-term loan with Bank of Nanjing was CNY3,000 or $472.

TeraXion

In connection with the TeraXion acquisition, on October 12, 2021, the Company assumed a short-term loan with Canada Economic Development. This loan bears an interest rate of 8.00% and is payable monthly with a maturity date of April 1, 2022. As of March 31, 2022 and December 31, 2021, the aggregate outstanding principal balance was $5 and $23, respectively. As of April 1, 2022 this loan has been repaid in full.

Symeo Promissory Note

In connection with the Symeo acquisition on January 4, 2022, the Company issued a short-term interest-free promissory note of $10,000, payable upon its maturity of January 31, 2023. As of March 31, 2022, the outstanding principal balance was $10,000 and the carrying value was $9,674.

The table below sets forth the components of interest expense for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Interest expense on Trinity Term Loan:
Contractual interest	$—	$395
Amortization of discount and issuance cost	—	72
	—	467
Interest expense on other debt obligations:
Contractual interest	58	123
Amortization of discount and issuance cost	—	30
	58	153
Total interest expense	$58	$620
8.    Warrant Liability

In connection with the June 10, 2021 Transaction, holders of TB2 Class A ordinary shares automatically received Class A common stock of indie, and holders of TB2 warrants automatically received 17,250,000 warrants of indie with substantively identical terms (“Public Warrants”). At the Closing, 8,625,000 Class B ordinary shares of TB2 owned by the Sponsor, automatically converted into 8,625,000 shares of indie Class A common stock, and 8,650,000 private placement warrants held by the sponsor, each exercisable for one Class A ordinary share of TB2 at $11.50 per share, automatically converted into warrants to purchase one share of indie Class A common stock at $11.50 per share with substantively identical terms (“the “Private Placement Warrants”). Also at the Closing, TB2 issued 1,500,000 working capital warrants to an affiliate of the Sponsor in satisfaction of a working capital promissory note of $1,500 (the “Working Capital Warrants” and, together with the Private Placement Warrants, the “Private Warrants”). These Working Capital Warrants have substantially identical terms to the Private Placement Warrants.

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

The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants outstanding at June 10, 2021:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Classification	Initial Fair Value
Public Warrants	17,250,000	$11.50	$18.00	June 10, 2026	Liability	$42,435
Private Warrants	10,150,000	$11.50	N/A	June 10, 2026	Liability	$31,973

As of March 31, 2022, there have been no exercises of the warrants and the fair value was $53,114.

9.     Contingent and Earn-Out Liabilities
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
Contingent Considerations

On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (City Semi), the company recorded contingent consideration as a long-term liability at a fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. The fair value of the second tranche contingent consideration liabilities was $1,000 as of March 31, 2022.

On October 1, 2021, in connection with the acquisition of ON Design Israel, the company recorded contingent consideration as a long-term liability at a fair value of $4,000. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $2,500, upon the achievement of tapeout within 30 months of the acquisition. The second tranche is payable, up to a maximum of $5,000, upon indie’s achievement of a design win within 36 months of the acquisition. The fair value of the first and second tranche contingent consideration liabilities was $1,771 and $2,148, respectively, and are recorded in Other long-term liabilities in the consolidated balance sheet as of March 31, 2022. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations for the three months ended March 31, 2022.

On January 4, 2022, in connection with the acquisition of Symeo, the company recorded contingent considerations as a current and a long-term liability at a fair value of $4,212 and $3,992, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of revenue threshold of $5,000 by December 31, 2022. The second tranche is payable upon Symeo’s achievement of revenue threshold of $6,000 by December 31, 2023. The fair value of the first and second tranche contingent consideration liabilities as of March 31, 2022 was $4,235 and $3,985, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations for the three months ended March 31, 2022.
10.    Fair Value Measurements
The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s term loans generally approximated their carrying values. The fair value of the promissory note in relation with the Symeo acquisition was determined using valuation inputs categorized as Level 3.

At March 31, 2022, the Company held currency forward contracts of $3,025 to sell United States dollars and to buy Canadian dollars at a forward rate. Any changes in the fair value of these contracts are reflected in the consolidated statement of operations. The fair value of the currency forward contracts was determined using valuation inputs categorized as Level 2. The change in fair value at March 31, 2022 was de minimis.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of March 31, 2022
	Level 1		Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	—	$—	$53,114	$53,114
ON Design Israel Contingent Consideration - Tapeout	$—		$—	$1,771	$1,771
ON Design Israel Contingent Consideration - Design Win	$—		$—	$2,148	$2,148
City Semi Contingent Consideration - Second Tranche	$—		$—	$1,000	$1,000
Symeo Contingent Consideration - First Tranche	$—		$—	$4,235	$4,235
Symeo Contingent Consideration - Second Tranche	$—		$—	$3,985	$3,985
Symeo Promissory Note	$—		$—	$9,674	$9,674

	Fair Value Measurements as of December 31, 2021
	Level 1		Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	—	$—	$100,467	$100,467
ON Design Israel Contingent Consideration - Tapeout	$—		$—	$1,817	$1,817
ON Design Israel Contingent Consideration - Design Win	$—		$—	$2,222	$2,222
City Semi Contingent Consideration - Second Tranche	$—		$—	$980	$980

As of March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximates the carrying values.

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

Contingent Considerations

Contingent considerations were valued using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value.
The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	March 31, 2022	December 31, 2021
	Input	Input
Liabilities:
Warrants
Expected volatility	43.70%	36.00%
City Semi Contingent Consideration - Second Tranche
Discount rate	10.80%	10.80%
ON Design Israel Contingent Consideration - Tapeout
Discount rate	6.25%	4.37%
ON Design Israel Contingent Consideration - Design Win
Discount rate	6.25%	4.37%
Symeo Contingent Consideration - First Tranche
Discount Rate	6.25%	N/A
Symeo Contingent Consideration - Second Tranche
Discount Rate	6.25%	N/A
Symeo Promissory Note
Discount rate	3.13%	N/A

11.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC, was approximately 79% as of March 31, 2022.

In connection with the Transaction, the Company issued to certain members of ADK LLC an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of March 31, 2022, the Company had an aggregate of 30,119,812 shares of Class V common stock issued and outstanding.

ADK LLC held 64% and 50% voting control in Wuxi as of March 31, 2022 and December 31, 2021, respectively. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the consolidated balance sheets. As of March 31, 2022, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.
12.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the customer’s shipping location for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
United States	$6,630	$494
Greater China	9,108	6,322
Latin America	1,461	301
South America	412	—
Rest of Asia Pacific	325	—
Rest of North America	—	390
Europe	4,063	607
Total revenue	$21,999	$8,114

Contract Balances
Certain assets or liabilities are recorded depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Contract liabilities primarily relate to deferred revenue, including advance consideration received from customers for contracts prior to the transfer of control to the customer, and therefore revenue is recognized upon delivery of products and services or as the services are performed. The Company recorded unbilled revenue of $600 and $402 at March 31, 2022 and December 31, 2021, respectively, as part of its Prepaid expenses and other current assets in the accompanying consolidated balance sheets.
The following table presents the liabilities associated with the engineering services contracts as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Deferred revenue	$2,845	$1,840
As of March 31, 2022 and December 31, 2021, contract liabilities were included as Deferred revenue and classified as current liabilities in the condensed consolidated balance sheets.
During the three months ended March 31, 2022 and 2021, the Company recognized $346 and $631, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2022, the amount of performance obligations that have not been recognized as revenue was $48,181, of which approximately 45% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.

Concentrations
As identified below, some of our customers accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Customer A	36.0%	61.3%
Customer B	—%	12.4%

The loss of these customers would have a material impact on the Company’s condensed consolidated financial results.
The one largest customer represented 41% of accounts receivable as of March 31, 2022 and the one largest customer represented 31% of accounts receivable as of December 31, 2021. No other individual customer represented more than 10% of accounts receivable at either March 31, 2022 or December 31, 2021.
13.    Share-Based Compensation

Stock compensation expense is recorded in research and development and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended March 31,
	2022	2021
Research and development	8,650	—
Selling, general, and administrative	3,765	—
Total	$12,415	$—

Stock compensation expense for the three months ended March 31, 2022 included $1,674, which represents liability classified awards for the Company’s 2022 annual incentive plan accrual.

14.    Net Income (Loss) per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$13,706	$10,361
Less: Net income (loss) attributable to noncontrolling interest	2,873	(454)
Net income attributable to indie Semiconductor, Inc.	$10,833	$10,815
Less: Earning attributable to participating securities	—	5,372
Net income attributable to common stockholders - basic	$10,833	$5,443

Less: Change in fair value of SAFEs	—	19,100
Net loss attributable to common shareholders - dilutive	$10,833	$(13,657)

Denominator:
Weighted average shares outstanding - basic	111,189,340	32,284,863

Effect of conversion of SAFEs	—	6,933,153
Effect of potentially dilutive Phantom Units	1,083,749	—
Effect of potentially dilutive Class V common stock	29,386,392	—
Effect of potentially dilutive unvested Class B units	4,391,072	—
Effect of potentially dilutive unexercised options	1,346,219	—
Weighted average common shares outstanding—diluted	147,396,772	39,218,016

Net income per share attributable to common shares— basic	$0.10	$0.17
Net income (loss) per share attributable to common shares— diluted	$0.07	$(0.35)
On June 10, 2021, the Company completed a series of business transactions with TB2 pursuant to the MTA. The Transaction materially impacted the number of shares outstanding. Weighted average shares outstanding for the three months ended March 31, 2021 in the table above have been retroactively restated to give effect to the reverse recapitalization.
The Company’s potentially dilutive securities, which include unvested Class B units, preferred units, warrants for Class A units, warrants for Class G units, unexercised options, earn-out shares and escrow shares, have been excluded from the computation of diluted net income (loss) per share as the effect would be to reduce the net income (loss) per share. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to shareholders for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2022	2021
Unvested Class B units	—	3,210,705
Convertible preferred units	—	31,860,395
Warrants to purchase Class G units	—	319,202
Convertible debt into Class A and preferred units	—	285,000
Public warrants for the purchase of Class A common shares	17,250,000	—
Private warrants for the purchase of Class A common shares	10,150,000	—
Unexercised options	313,050	—
Earn-out Shares	5,000,000	—
Escrow Shares	1,725,000	—
	34,438,050	35,675,302
15.    Income Taxes

We are subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of ADK, LLC, as well as any stand-alone income or loss we generate. ADK, LLC is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, ADK, LLC’s taxable income or loss is passed through to its members, including us. Despite its status as a partnership in the United States, ADK, LLC’s foreign subsidiaries are taxable entities operating in foreign jurisdictions. As such, these foreign subsidiaries record a tax expense or benefit in jurisdictions where a valuation allowance has not been recorded.

Our effective tax rate in 2022 will differ from the U.S. federal statutory rate primarily due to changes in valuation allowance, tax expense or benefit in foreign jurisdictions taxed at different tax rates and foreign research and development tax credits and incentive.

Based primarily on our limited operating history and ADK LLC’s historical domestic losses, we believe there is a significant uncertainty as to when we will be able to use our domestic, federal and state, deferred tax assets (“DTAs”). Therefore, we have recorded a valuation allowance against these DTAs for which we have concluded that it is not more likely than not that these will be realized.

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. Through March 31, 2022, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, we have not recorded a liability under the TRAs.

The Company recorded a benefit (provision) for income taxes of $659 and $(13) for the three months ended March 31, 2022 and 2021, respectively. Income tax expense and benefits are primarily related to the Company’s operations in Canada and Europe.

Recent Change in U.S. Tax Law

Prior to 2022, IRC Section 174 allowed taxpayers to deduct “research or experimental” (“R&E”) expenditures in the year in which they were incurred.

The 2017 tax reform act amended Section 174, effective for amounts paid or incurred in tax years beginning after December 31, 2021, to require taxpayers to charge their R&E expenditures to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research).

Due to the Company’s significant R&E expenses the impact of this law change will mean that a significant portion of our total operating expenses will be taken as a deduction over a 5-year period rather than be currently deductible. We do not expect to pay cash taxes as a result of this change as our remaining operating expenses after excluding R&E expenses are significant and we expect to continue to generate losses for tax purposes in the near future.

16.    Leases
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

In February 2022, the Company entered into a two-year operating lease for its design center in Boston, Massachusetts, which is payable monthly with periodic rent adjustments over the lease term. The lease will expire March 31, 2024.

The total monthly rent for the remainder locations of the Company around the world is not material.

ASC 842 Adoption

The Company adopted ASC 842 using the modified retrospective method on January 1, 2022. The Company determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company also excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes. Effective January 1, 2022, the Company recorded the impact on its condensed consolidated balance sheet from the recognition of ROU asset and lease liability of $10,344 and $10,344, respectively.

The Company’s facility leases have remaining lease terms ranging from less than one year to six years, some of which include options to extend the lease term for up to six years.

The table below represents lease-related assets and liabilities recorded on the condensed consolidated balance sheet:

	Balance Sheet Classification	March 31, 2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$12,553

Liabilities
Operating lease liabilities (current)	Other current liabilities	$2,136
Operating lease liabilities (noncurrent)	Operating lease liabilities	10,527
Total lease liabilities		$12,663

Lease Costs

The following lease costs were included in the condensed consolidated statements for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Operating lease cost	$615
Short-term lease cost	74
Variable lease cost	52
Total lease cost	$741

Supplemental Information

The table below presents supplemental information related to operating leases as of March 31, 2022:

Cash paid for amounts included in the measurement of operating lease liabilities	$470
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,696
Weighted average remaining lease term	6.93 years
Weighted average discount rate	4.59%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as March 31, 2022:

2022 (remaining nine months)	$1,987
2023	2,594
2024	2,086
2025	1,955
2026	1,391
Thereafter	4,921
Total minimum lease payments	14,934
Less imputed interest	(2,271)
Present value of future minimum lease payments	12,663
Less current obligations under leases	(2,136)
Long-term lease obligations	$10,527

Disclosures related to Periods Prior to Adoption of New Lease Standard

Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2021, were as follows:

2022	$1,869
2023	1,674
2024	1,303
2025	1,177
2026	1,201
Thereafter	1,686
Total minimum lease payments	$8,910
17.    Commitments and Contingencies
Litigation
The Company may be a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.
Royalty Agreement
The Company has entered into license agreements to use certain technology within its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended March 31, 2022 and 2021 was $242 and $386, respectively, which is included in cost of goods sold in the consolidated statements of operations. Accrued royalties of $2,569 and $264 are included in accrued expenses in the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
Tax Distributions
To the extent the Company has funds legally available, the board of directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the board of directors or paid by the Company during the three months ended March 31, 2022 and 2021.
18.    Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	As of
	March 31, 2022	December 31, 2021
Accrued purchase consideration from business combinations	$7,500	$7,500
City Semi deferred compensation	958	833
Contingent consideration	5,235	—
Operating lease liabilities, current	2,136	—
Accrued royalties	2,569	360
Other (1)	6,320	5,929
Accrued expenses and other current liabilities	$24,718	$14,622

(1) Amount represents accruals for various operating expenses such as professional fees, open purchase orders, current lease liabilities and other estimates that are expected to be paid within the next 12 months.
19.    Subsequent Events
For its condensed consolidated financial statements as of March 31, 2022 and the three months then ended, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of March 31, 2022 through May 13, 2022, the date the condensed consolidated financial statements were issued.

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
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements. See “Forward Looking Statements.” We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2021, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.
OUR COMPANY
indie Semiconductor offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. We focus on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Budapest, Hungary; Dresden and Munich, Germany; Edinburgh, Scotland; Haifa, Israel; Quebec, Canada; Tokyo, Japan; Seoul, South Korea and several locations throughout China.

We maintain design centers for our semiconductor engineers and designers in the United States, Scotland, Germany, Israel and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the three months ended March 31, 2022 and 2021, approximately 52% and 84%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Recent Acquisitions

Symeo GmbH
On October 21, 2021, we entered into a definitive agreement with Analog Devices (“ADI”) to acquire Symeo GmbH (“Symeo”). The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8,705 in cash at closing, net of cash acquired; (ii) a $10,000 promissory note payable in January 2023 with a fair market value of $9,674; and (iii) an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $8,204 on January 4, 2022.

See Note 2 - Business Combinations for additional description of this acquisition.
Impact of COVID-19

The COVID-19 pandemic and the resulting economic downturn has affected affecting business conditions in our industry. The duration, severity, and future impact of the pandemic, including as a result of more contagious variants of the virus that causes COVID-19, continue to be highly uncertain and could still result in significant disruptions to our business operations, as well as negative impacts to our financial condition. Like many companies in the semiconductor industry, we are experiencing various supply constraints due to the pandemic. While we are working with our global supply chain partners to mitigate this risk, the duration and extent of the supply chain disruptions remain uncertain.

OPERATING RESULTS

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$18,086	82%	$7,483	92%	$10,603	142%
Contract revenue	3,913	18%	631	8%	3,282	520%
Total revenue	$21,999	100%	$8,114	100%	$13,885	171%
Revenue for the three months ended March 31, 2022 was $22.0 million, compared to $8.1 million for the three months ended March 31, 2021, an increase of $13.9 million or 171%, which was primarily driven by a $10.6 million increase in product revenue as well as an increase in contract revenue. The increase in product revenue was due primarily to higher product volume (units sold) given the continued growth in demand from our customers globally. Change in product mix and increases in average selling price (“ASP”) also contributed to the increase in product revenue year-over-year. The increase in contract revenue was primarily due to commencing of a large non-recurring engineering project with a top customer in the current year.
Operating Expenses

	Three Months Ended March 31,
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$14,192	65%	$4,848	60%	$9,344	193%
Research and development	29,499	134%	8,677	107%	20,822	240%
Selling, general, and administrative	12,642	57%	2,695	33%	9,947	369%
Total operating expenses	$56,333	256%	$16,220	200%	$40,113	247%

Cost of goods sold for the three months ended March 31, 2022 was $14.2 million, compared to $4.8 million for the three months ended March 31, 2021. The increase of $9.3 million or 193% was primarily due to a $3.4 million increase in product shipments given the increase in revenue above, a $1.7 million increase due to change in product mix and a $1.2 million increase in product cost. Total cost of goods sold for the three months ended March 31, 2022 also included $2.5 million in amortization related to acquired intangible assets as a result of the recent business combinations.
Research and development expense for the three months ended March 31, 2022 was $29.5 million, compared to $8.7 million for the three months ended March 31, 2021. The increase of $20.8 million or 240% was primarily due to a $6.2 million increase in personnel costs as we increased the number of employees working on product development, a $2.3 million increase in product development costs, $8.7 million share-based compensation expense, and a $1.6 million increase in amortization expense related to R&D project license and acquired intangible assets from business combinations. We started recognizing share-based compensation expense in the second quarter of the prior year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the three months ended March 31, 2022 was $12.6 million, compared to $2.7 million for the three months ended March 31, 2021. The increase of $9.9 million or 369% was primarily due to a $2.8 million increase in outside professional fees, a $3.8 million increase in share-based compensation expense, a $1.3 million increase in personnel costs due to increase in headcounts, and a $1.4 million increase in intangible asset amortization from business combinations. We started recognizing share-based compensation expense in the second quarter of the prior year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be

recognized. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

Other income (expense), net

	Three Months Ended March 31,
	2022	2021
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$33	$7	$26	371%
Interest expense	(58)	(620)	562	(91)%
Gain (loss) from change in fair value of SAFEs	—	19,100	(19,100)	(100)%
Gain (loss) from change in fair value of warrants	47,353	—	47,353	100%
Gain (loss) from change in fair value of earn-out liabilities	83	—	83	100%
Other expense	(30)	(7)	(23)	329%
Total other income, net	$47,381	$18,480	$28,901	156%
Interest expense for the three months ended March 31, 2022 was $0.1 million, compared to $0.6 million for the three months ended March 31, 2021. Interest expense relates to the routine cash and non-cash interest expenses on outstanding debt obligations. All long-term debts historically held by indie before the Transaction were paid off as of June 30, 2021, which resulted in the decrease in total interest expense compared to the same period in the prior year.
During the three months ended March 31, 2021, we recognized an unrealized loss of $19.1 million from change in fair value of Simple agreements for future equity (“SAFEs”) as a result of changes in the valuation inputs in the period. Upon the closing of the Transaction on June 10, 2021, the SAFE holders converted their SAFEs to Class A common stock of indie. No changes in fair value of SAFEs were recorded after June 10, 2021.
During the three months ended March 31, 2022, we recognized an unrealized gain from change in fair value of our warrants of $47.4 million. The increase in fair value of our warrant liability of $47.4 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $7.81 per share on March 31, 2022 from $11.99 per share on December 31, 2021.
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

Income tax benefits for the three months ended March 31, 2022 were results of foreign operations. Tax expense recorded for the same period last year was also the result of foreign operations.

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
Liquidity and Capital Resources
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On June 10, 2021, we completed the Transaction, which resulted in approximately $341.3 million of net cash proceeds. On November 5, 2021, we also entered into an amendment to the PacWest loan agreement that (i) increased the maximum borrowing capacity under the revolving line of credit to $20 million, (ii) limited the security interests of the bank to the cash collateral set at 102.5% of the drawn amount of the loan, (iii) removed various reporting and restrictive covenants, (iv) extended the maturity date to November 4, 2022 and (iv) reduced the interest rate to 2.1% per annum. We currently do not have any outstanding balance under this revolving line of credit. As of March 31, 2022, our balance of cash and cash equivalents was $193.0 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and accounts receivable, and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions as well as for purchases of various capital and software assets. Our immediate sources of liquidity are cash, cash equivalents and our revolving credit facility. We believe that our existing cash and cash equivalents, funds anticipated to be generated from our operations, and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances and COVID-19 on the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing.

Acquisitions

In January, 2022 we completed the acquisition of Symeo GmbH, for which we made an initial cash payment of approximately $10.0 million. An additional $10.0 million will be due in 2023, as well as an equity based earn out of shares of indie Class A common stock based on future revenue growth. See “Recent Acquisitions” above for further information.
We expect to continue to incur net operating losses and negative cash flows from operations. We also expect our research and development expenses, general and administrative expenses and capital expenditures will to increase over time as we continue to expand our operations, product offerings and customer base.

The following table summarizes our consolidated cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
Net cash used in operating activities	$(15,714)	$(9,091)	$(6,623)	73%
Net cash used in investing activities	(9,270)	(161)	(9,109)	5658%
Net cash used in financing activities	(720)	(632)	(88)	14%
Operating Activities
For the three months ended March 31, 2022, net cash used in the operating activities was $15.7 million, which included net income of $13.7 million and adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $47.4 million of net gains resulting from a change in fair value for warrants. These non-cash decreases were partially offset by $12.4 million in share-based compensation expense and $5.4 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $0.9 million of cash, primarily driven by an increase in deferred revenue, accounts payable, and accrued liabilities, partially offset by a decrease in accrued payroll liabilities and increases in accounts receivable and prepaid and other current assets.

Cash used in operating activities during the three months ended March 31, 2021 was $9.1 million, mostly consisting of net income of $10.4 million adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash charges primarily consisted of a $19.1 million gain from change in fair value of SAFEs partially offset by $0.6 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $1.5 million of cash, primarily driven by a increase in accounts receivable and inventory, offset by a decrease in accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $9.3 million and $0.2 million, respectively. During the period ended March 31, 2022 the decrease in cash was primarily due to the acquisition of Symeo GmbH for $8.7 million, net of cash acquired, as well as an increase in cash used of $0.6 million for the purchase of capital expenditures. During the period ended March 31, 2021 our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $0.7 million, which was primarily attributed to $0.7 million of payments on financed software.
Cash used in financing activities for the three months ended March 31, 2021 of $0.6 million was primarily the result of $0.3 million of payments of financed software and $0.3 million in deferred financing costs.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of March 31, 2022:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$11,903	$3,276	$2,715	$—	$17,894
Operating leases	1,987	4,680	3,346	4,921	14,934
Total contractual obligations	$13,890	$7,956	$6,061	$4,921	$32,828

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a registrant’s financial condition or results of operations. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; inventory valuation, which impacts the cost of goods sold and gross margin; business combinations, which impacts the fair value of acquired assets and assumed liabilities; goodwill and long-lived assets, which impacts the fair value of goodwill and intangible assets; warrants and earn-out liabilities valuations, which impacts the fair value of these financial instruments; and income taxes, which impacts the income tax provision. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. The Company’s critical accounting policies and estimates are disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2021.

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued and adopted accounting pronouncements that apply to us in Note 1 - Nature of Business and Basis to our Condensed Consolidated Financial Statements presented herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $580 related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the consolidated balance sheet at March 31, 2022. The aggregate foreign currency transaction exchange rate income (loss) included in determining loss before income taxes was $884 thousand and $(88) thousand for the three months ended March 31, 2022 and 2021, respectively.

As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that totals approximately $193.0 million as of March 31, 2022.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2022.

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

Material Weaknesses in Internal Control over Financial Reporting and Remediation Plan

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of our internal control over financial reporting as of March 31, 2022, based on the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). As a result of this evaluation, management identified the following material weaknesses in internal control, which continue to exist as of March 31, 2022:

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

While these material weaknesses did not result in material misstatements of the Company’s financial statements as of and for the period ended March 31, 2022, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in our consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, the Company concluded that the deficiencies represent material weaknesses in its internal control over financial reporting and that internal control over financial reporting was not effective as of March 31, 2022.

This Quarterly Report does not include an attestation report of our independent registered public accounting firm, KPMG LLP, due to the established rules of the Securities and Exchange Commission.

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

To remediate the material weaknesses described above, the Company is pursuing the following remediation steps:

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

Changes in Internal Control Over Financial Reporting

As described above under “Management's Remediation Plan”, we are taking actions to remediate the material weaknesses in our internal control over financial reporting. Except as described above, there were no changes in internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The business, financial condition, and operating results of the Company can be affected by many factors, whether currently known or unknown, including but not limited to those described in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2021 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past or the anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price. There have been no material changes to the Company’s risk factors disclosed under the heading “Risk Factors” in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2021 filed on April 11, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates between February 28, 2022 and March 7, 2022, the Company issued an aggregate of 2,224,148 shares of its Class A common stock to two ADK Minority Holders in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the two ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 2,224,148 shares of Class V common stock held by the ADK Minority Holders were cancelled.

In addition, on February 14, 2022, the Company issued 3,074,494 shares of Class A common stock and 1,895,879 shares of Class V common stock to certain indie shareholders for the achievement of the first earn-out milestone in connection with the Transaction. These shares of common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
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

INDIE SEMICONDUCTOR, INC.

May 13, 2022	By:	/s/ Thomas Schiller
		Name:	Thomas Schiller
		Title:	Chief Financial Officer & EVP of Strategy (Principal Financial Officer)