Form 10-Q
period 2022-06-30
indie Semiconductor, Inc.
filed 2022-08-12
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of August 8, 2022 was 119,574,336 (excluding 1,725,000 Class A shares held in escrow and 876,565 Class A shares subject to restricted stock awards) and 26,382,703, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Comprehensive Income (Loss)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest	6
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

Part II. Other Information		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
Signatures		46

1

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in such forward-looking statements as a result of various factors, including, among others, the following: downturns or volatility in general economic conditions; the impact of the COVID-19 pandemic or a similar public health crisis; the impact of Russia’s invasion of Ukraine; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; trade restrictions and trade tensions; and political or economic instability in the Company’s target markets; and additional factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 11, 2022 (including those identified under “Risk Factors” therein), as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

All information set forth herein speaks only as of the date hereof, and the Company disclaims any intention or obligation to update any forward-looking statements made in this report or in its other public filings, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$163,749	$219,081
Restricted cash	383	383
Accounts receivable, net of allowance for doubtful accounts of $46 as of June 30, 2022 and $27 as of December 31, 2021	15,835	13,842
Inventory, net	12,566	9,080
Prepaid expenses and other current assets	6,910	5,648
Total current assets	199,443	248,034
Property and equipment, net	11,900	11,090
Intangible assets, net	97,318	96,285
Goodwill	125,738	115,206
Operating lease right-of-use assets	10,345	—
Other assets and deposits	1,623	270
Total assets	$446,367	$470,885

Liabilities and stockholders' equity
Accounts payable	$7,608	$5,441
Accrued payroll liabilities	7,267	4,021
Accrued expenses and other current liabilities	14,325	14,622
Intangible asset contract liability	6,368	5,516
Deferred revenue	1,768	1,840
Current debt obligations	13,204	2,275
Total current liabilities	50,540	33,715
Long-term debt, net of current portion	4,795	5,618
Warrant liability	32,813	100,467
Intangible asset contract liability, net of current portion	9,419	12,452
Deferred tax liabilities, non-current	23,320	21,164
Operating lease liability, non-current	8,725	—
Other long-term liabilities	5,458	5,612
Total liabilities	135,070	179,028
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 121,973,538 and 111,260,962 shares issued, 119,323,612 and 108,181,781 shares outstanding as of June 30, 2022 and December 31, 2021, respectively.	12	11
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 26,382,703 and 30,448,081 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	3	3
Additional paid-in capital	527,807	514,891
Accumulated deficit	(193,818)	(200,416)

Accumulated other comprehensive loss	(8,452)	(1,443)
indie's stockholders' equity	325,552	313,046
Noncontrolling interest	(14,255)	(21,189)
Total stockholders' equity	311,297	291,857
Total liabilities and stockholders' equity	$446,367	$470,885
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
Product revenue	$20,452	$8,888	$38,538	$16,371
Contract revenue	5,303	292	9,216	923
Total revenue	25,755	9,180	47,754	17,294
Operating expenses:
Cost of goods sold	15,178	5,319	29,370	10,167
Research and development	28,467	13,486	57,966	22,163
Selling, general, and administrative	12,085	8,878	24,727	11,573
Total operating expenses	55,730	27,683	112,063	43,903
Loss from operations	(29,975)	(18,503)	(64,309)	(26,609)
Other income (expense), net:
Interest income	175	13	208	20
Interest expense	(267)	(530)	(325)	(1,150)
Gain (loss) from change in fair value of SAFEs	—	2,500	—	21,600
Gain (loss) from change in fair value of warrants	20,301	11,316	67,654	11,316
Gain (loss) from change in fair value of earn-out liabilities	—	17,939	—	17,939
Gain (loss) from change in fair value of contingent considerations	3,584	(100)	3,667	(100)
Gain (loss) from extinguishment of debt	—	304	—	304
Other income (expense)	9	106	(21)	99
Total other income, net	23,802	31,548	71,183	50,028
Net income (loss) before income taxes	(6,173)	13,045	6,874	23,419
Income tax benefit (expense)	869	(57)	1,528	(70)
Net income (loss)	(5,304)	12,988	8,402	23,349
Less: Net income (loss) attributable to noncontrolling interest	(1,070)	6,839	1,803	6,385
Net income (loss) attributable to indie Semiconductor, Inc.	$(4,234)	$6,149	$6,599	$16,964

Net income (loss) attributable to common shares — basic	$(4,234)	$6,149	$6,599	$16,964
Net income (loss) attributable to common shares — diluted	$(4,234)	$3,649	$6,599	$(4,636)

Net income (loss) per share attributable to common shares — basic	$(0.04)	$0.13	$0.06	$0.43
Net income (loss) per share attributable to common shares — diluted	$(0.04)	$0.06	$0.04	$(0.10)

Weighted average common shares outstanding — basic	116,983,265	47,058,489	114,102,308	39,712,251
Weighted average common shares outstanding — diluted	116,983,265	63,647,057	150,740,655	46,236,226

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$(5,304)	$12,988	$8,402	$23,349
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,872)	146	(7,009)	58
Comprehensive income (loss)	(13,176)	13,134	1,393	23,407

Less: Comprehensive income (loss) attributable to noncontrolling interest	(951)	6,805	1,943	6,387
Comprehensive income (loss) attributable to indie Semiconductor, Inc.	$(12,225)	$6,329	$(550)	$17,020
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit) Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity (Deficit)

	Shares (1)	Amount	Shares (1)	Amount
Balance as of December 31, 2020	—	$—	—	$—	$982	$(153,264)	$(209)	$(110,312)	$8,820	$(101,492)
Retroactive application of recapitalization	34,413,634	3	33,373,294	3	42,173	—	—	—	—	—
Balance as of December 31, 2020	34,413,634	$3	33,373,294	$3	$43,155	$(153,264)	$(209)	$(110,312)	$8,820	$(101,492)

Vesting of equity awards	631,121	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	10,815	—	10,815	(454)	10,361
Foreign currency translation adjustment	—	—	—	—	—	—	(88)	(88)	36	(52)

Balance as of March 31, 2021	35,044,755	$3	33,373,294	$3	$43,155	$(142,449)	$(297)	$(99,585)	$8,402	$(91,183)

Vesting of equity awards	1,133,889	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	7,968	—	—	7,968	—	7,968
Net loss through June 10, 2021	—	—	—	—	—	(13,434)	—	(13,434)	(132)	(13,566)
Reverse recapitalization on June 10, 2021	60,441,289	6	454,077	—	250,129	—	—	250,135	—	250,135
Reverse recapitalization: ADK Minority Holders interest on June 10, 2021	(378,605)	—	—	—	(36,831)	40,892	40	4,101	(4,101)	—
Net income after June 10, 2021	—	—	—	—	—	19,584	—	19,584	6,971	26,555
Foreign currency translation adjustment	—	—	—	—	—	—	146	146	(34)	112

Balance as of June 30, 2021	96,241,328	$9	33,827,371	$3	$264,421	$(95,407)	$(111)	$168,915	$11,106	$180,021
(1) Retroactively restated to give effect to the reverse recapitalization.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	108,181,781	$11	30,448,081	$3	$514,891	$(200,416)	$(1,443)	$313,046	$(21,189)	$291,857
Vesting of equity awards	250,378	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	1,250,878	—	—	—	(188)	—	—	(188)	259	71
Issuance per Exchange of Class V to Class A	2,224,148	—	(2,224,148)	—	(2,345)	—	—	(2,345)	2,345	—
Issuance on earn out awards	3,070,494	—	1,895,879	—	872	—	—	872	(872)	—
Share-based compensation	—	—	—	—	10,742	—	—	10,742	—	10,742
Net income	—	—	—	—	—	10,833	—	10,833	2,873	13,706
Foreign currency translation adjustment	—	—	—	—	—	—	863	863	21	884

Balance as of March 31, 2022	114,977,679	$11	30,119,812	$3	$523,972	$(189,583)	$(580)	$333,823	$(16,563)	$317,260

Vesting of equity awards	136,306	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	443,160	—	—	—	(204)	—	—	(204)	205	1
Share-based compensation	—	—	—	—	7,093	—	—	7,093	—	7,093
Issuance per Exchange of Class V to Class A	3,737,109	1	(3,737,109)	—	(3,054)	—	—	(3,053)	3,054	1
Issuance per Exchange of ADK LLC units to Class A	29,358	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,235)	—	(4,235)	(1,070)	(5,305)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,872)	(7,872)	119	(7,753)

Balance as of June 30, 2022	119,323,612	$12	26,382,703	$3	$527,807	$(193,818)	$(8,452)	$325,552	$(14,255)	$311,297

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
1

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$8,402	$23,349
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,366	1,248
Inventory impairment charges	707	65
Share-based compensation	21,182	7,968
Amortization of discount of debt	150	198
Bad debts	24	93
(Gain) loss from change in fair value remeasurement of SAFEs	—	(21,600)
(Gain) loss from change in fair value of warrants	(67,654)	(11,316)
(Gain) loss from change in fair value of earn-out liabilities	—	(17,939)
(Gain) loss from change in fair value of contingent considerations	(3,667)	100
(Gain) loss from extinguishment of debt	—	(304)
Deferred City Semi compensation	125	250
Amortization of right-of-use assets	1,118	—
Unrealized foreign currency transaction (gain) loss	(216)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,753)	(1,350)
Inventory	(2,448)	(530)
Accounts payable	1,945	(211)
Accrued expenses and other current liabilities	434	922
Accrued payroll liabilities	(723)	242
Deferred revenue	457	(476)
Prepaid and other current assets	(2,340)	(3,321)
Operating lease liabilities	(814)	—
Other long-term liabilities	(2,177)	479
Net cash used in operating activities	(36,882)	(22,133)
Cash flows from investing activities:
Purchases of property and equipment	(1,846)	(809)
Purchases of intangible assets	—	(43)
Business combinations, net of cash	(8,705)	—
Net cash used in investing activities	(10,551)	(852)
Cash flows from financing activities:
Proceeds from issuance of SAFEs	—	5,000
Proceeds from issuance of debt obligations	1,059	155
Proceeds from reverse recapitalization	—	377,663
Issuance costs related to reverse recapitalization	—	(6,215)
Payments on debt obligations	(1,050)	(15,008)
Payments on financed software	(1,928)	(2,227)
Redemption of Class H units	—	(900)
1

Payments on business combination	(5,000)	—
Payments of City Semi deferred compensation	(1,000)	—
Proceeds from exercise of stock options	72	—
Net cash provided by (used in) financing activities	(7,847)	358,468
Effect of exchange rate changes on cash and cash equivalents	(52)	27
Net increase (decrease) in cash and cash equivalents	(55,332)	335,510
Cash, cash equivalents and restricted cash at beginning of period	219,464	18,698
Cash, cash equivalents and restricted cash at end of period	$164,132	$354,208

Supplemental disclosure of cash flow information:
Cash paid for interest	$128	$1,137

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$275	$688
Conversion of historical members' equity	$—	$41,278
Class G warrants cashless exchange	$—	$407
Conversion of SAFEs	$—	$86,100
Conversion of Embry Notes	$—	$4,119
Recognition of earn-out considerations	$—	$119,759
Accrual for purchases of intangible assets	$—	$12,198
Recognition of warrant liabilities	$—	$74,408
Transaction costs accrued but not paid	$—	$14,754
Contingent consideration for business combination	$8,204	$—
Accrual for purchase consideration for business combination	$9,674	$—
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
(Unaudited)
1.    Nature of the Business and Basis of Presentation

indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) and its subsidiaries are collectively referred to herein as the “Company.” The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Budapest, Hungary; Cordoba, Argentina; Dresden and Munich, Germany; Edinburgh, Scotland; Haifa, Israel; Quebec City, Canada; Tokyo, Japan; Seoul, South Korea and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.

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

Reverse Recapitalization with Thunder Bridge Acquisition II

On June 10, 2021, Thunder Bridge Acquisition II, Ltd. (“TB2”), consummated a series of transactions that resulted in the combination (the “Transaction”) of TB2 with ADK LLC pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021 (the “MTA”) by and among TB2, Thunder Bridge II Surviving Pubco, Inc., a Delaware corporation (“Surviving Pubco”), ADK LLC, and the other parties named therein. In connection with the Transaction, Surviving Pubco was formed to be the successor public company to TB2, TB2 was domesticated into a Delaware corporation and merged with and into and a merger subsidiary of Surviving Pubco, with Surviving Pubco continuing as the successor company, and a merger subsidiary of Surviving Pubco merged with and into ADK LLC, with ADK LLC continuing as the surviving limited liability company. On the same day, Surviving Pubco changed its name to indie Semiconductor, Inc., and listed shares of Class A common stock, par value $0.0001 per share on The Nasdaq Stock Market LLC under the symbol “INDI.”

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

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission

(“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which 82% was owned by indie as of June 30, 2022. ADK LLC’s consolidated financial statements include its wholly-owned subsidiaries Indie Services Corporation, indie LLC and Indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH, a private limited liability company incorporated under the laws of Germany, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc., a company incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with 64% voting controlled and 44% owned by the Company as of June 30, 2022 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Japan, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. indie is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Transaction, the Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the Company’s common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company achieves total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company issues more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. The Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. Other than the accounting policies discussed in Note 16, Leases, related to the adoption of ASC 842, Leases, there has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2022.

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

The Company applied the transition requirements on the adoption date of January 1, 2022, rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, the Company elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. The Company also elected to use the hindsight practical expedient to consider any facts or circumstances that have changed through the January 1, 2022 adoption date that may affect the lease term due to renewal options and assess the impairment of the right-of-use asset. As an accounting policy election, the Company also excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes. Effective January 1, 2022, the Company recorded the impact on its condensed consolidated balance sheet from the recognition of ROU asset and lease liability of $10,344. The impact to its condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows is not material. See Note 16, Leases, for additional details.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 (and December 15, 2021 for nonpublic companies) and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company adopted ASU 2019-12 as of January 1, 2022 on a prospective basis. The standard had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

2.    Business Combinations

The Company acquired TeraXion, Inc. (“TeraXion”) and ON Design Israel Ltd. (“ON Design Israel”) in October 2021 and Symeo GmbH (“Symeo”) in January 2022. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for TeraXion, ON Design Israel, and Symeo as of June 30, 2022:

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

Because the acquisitions related to TeraXion, ON Design Israel and Symeo occurred relatively recently, the magnitude of the transactions, and the significant information to be obtained and analyzed, some of which resides in foreign jurisdictions, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of August 12, 2022, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

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

The aggregate purchase price of this acquisition was CAD$200,000 (the “Purchase Price”), which was payable 50% in cash and 50% in indie’s shares of Class A common stock, subject to various purchase price adjustments. Upon completion of the transaction, the total consideration paid for this acquisition consisted of (i) approximately $75,282 in cash (including debt paid at closing and net of cash acquired); (ii) the issuance by indie of 5,805,144 shares of indie Class A common stock with a fair value of $65,192 based on the market value of $11.23 per share; and (iii) the assumption by indie of TeraXion options, which became exercisable to purchase 1,542,332 shares of indie Class A common stock with a fair value of $17,249.

TeraXion is a market leader in the design and manufacture of innovative photonic components. The Company paid a premium (i.e. goodwill) over the fair value of the net tangible and identified intangible assets acquired as this acquisition accelerates indie’s vision of becoming a semiconductor and software level solutions provider for multiple sensor modalities spanning ADAS and autonomous vehicles. The goodwill is not expected to be deductible for tax purposes.

As of June 30, 2022, indie incurred approximately $1,649 of acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses.

There are no amounts of revenue and earnings of TeraXion included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021.

The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and TeraXion as if the closing of the acquisition had occurred on January 1, 2021:

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Combined revenue	$15,455	$29,499
Combined net loss before income taxes	11,283	19,850

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

Acquisition of ON Design Israel Ltd.

On October 1, 2021, indie entered into a definitive agreement and completed its acquisition of ON Design Israel Ltd. for $4,974 in cash paid upon close (net of cash acquired), $7,500 is to be paid in 2022 of which $5,000 was paid as of June 30, 2022. The remaining balance of $2,500 is reflected in Other current liabilities. Lastly, up to $7,500 would become payable upon achievement of certain milestones and is reflected in Other long-term liabilities. Upon completion of the acquisition, ON Design Israel was renamed to indie Semiconductor Design Israel Ltd and became a wholly-owned subsidiary of the Company.

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

As of June 30, 2022, indie incurred approximately $390 of acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $4,000 as of the acquisition date. The maximum contingent consideration payable in connection with the acquisition is $7,500. The acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches. The first tranche (“Tapeout”) is payable, up to a maximum of $2,500, upon the achievement of tapeout of certain product designs acquired from the seller within 30 months of the acquisition. The second tranche (“Design Win”) is payable, up to a maximum of $5,000, upon indie’s achievement of a design win related to certain acquired product designs within 36 months of the acquisition. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. During the three months ended June 30, 2022, management determined that the product designs specified in the contingent consideration arrangement would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value of Tapeout and Design Win contingent consideration liabilities were reduced to zero as of June 30, 2022.

Pro forma financial information for the three and six months ended June 30, 2021 for ON Design Israel is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.

Acquisition of Symeo GmbH

On October 21, 2021, indie entered into a definitive agreement with ADI to acquire Symeo. The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8,705 in cash at closing, net of cash acquired; (ii) a $10,000 promissory note payable in January 2023 with a fair market value of $9,674; and (iii) an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $8,204 on January 4, 2022. The acquisition date fair value of the equity-based earn-out was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. This earn-out has two tranches. Both tranches are payable upon Symeo achieving $5,000 of revenue threshold by March 31, 2023, another $6,000 of revenue threshold by March 31, 2024 and annual gross margin of Symeo for each period being greater than 65%. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statements of operations. The fair value of these contingent consideration liabilities was $4,268 and $3,978, respectively, as of June 30, 2022. The first tranche of this earn-out liability is reflected in Accrued expense and other current liabilities and the second tranche is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2022.

indie incurred various acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses. Total costs incurred is de minimis as of June 30, 2022.

Pro forma financial information for the three and six months ended June 30, 2021 for Symeo is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.

3.    Inventory, Net

Inventory, net consists of the following:

	June 30, 2022	December 31, 2021
Raw materials	$4,730	$2,380
Work-in-process	4,867	6,301
Finished goods	5,437	2,151
Inventory, gross	15,034	10,832
Less: Inventory reserves	2,468	1,752
Inventory, net	$12,566	$9,080
During the three months ended June 30, 2022 and 2021, the Company recognized write-downs in the value of inventory of $204 and $57, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized write-downs in the value of inventory of $707 and $65, respectively.
4.    Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	June 30, 2022	December 31, 2021
Production tooling	4	$10,750	$10,158
Lab equipment	4	4,894	4,489
Office equipment	3 - 7	3,180	1,893
Leasehold improvements	*	607	395
Construction in progress		128	256
Property and equipment, gross		19,559	17,191
Less: Accumulated depreciation		7,659	6,101
Property and equipment, net		$11,900	$11,090
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $798 and $221 for the three months ended June 30, 2022 and 2021, respectively. The Company recognized depreciation expense of $1,558 and $431 for the six months ended June 30, 2022 and 2021, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

5.    Intangible Assets, Net

Intangible assets, net consist of the following:

	June 30, 2022				December 31, 2021
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	6.1	$55,671	$(5,410)	$50,261	6.7	$49,040	$(1,374)	$47,666
Software licenses	2.0	23,305	(8,705)	14,600	2.5	23,297	(6,286)	17,011
Customer relationships	6.1	15,093	(1,425)	13,668	6.7	12,682	(365)	12,317
Intellectual property licenses	1.3	1,780	(1,704)	76	1.5	1,736	(1,687)	49
Trade names	6.1	7,089	(675)	6,414	6.7	6,125	(182)	5,943
Backlog	1.3	2,980	(970)	2,010	1.8	2,378	(239)	2,139
Effect of exchange rate on gross carrying amount		(3,151)	—	(3,151)		(631)	—	(631)
Intangible assets with finite lives		102,767	(18,889)	83,878		94,627	(10,133)	84,494

IPR&D		14,036	—	14,036		11,866	—	11,866
Effect of exchange rate on gross carrying amount		(596)	—	(596)		(75)	—	(75)
Total intangible assets with indefinite lives		13,440	—	13,440		11,791	—	11,791

Total intangible assets		$116,207	$(18,889)	$97,318		$106,418	$(10,133)	$96,285

The Company obtained software licenses which it uses for its research and development efforts related to its products. In fiscal 2022 and 2021, the Company obtained additional software licenses. Further, the Company has acquired developed technology, customer relationships, trade names, backlog, and in-process research and development (“IPR&D”) as a result of the business combinations. See Note 2 - Business Combinations for additional information.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses these assets for impairment on a periodic basis. As of June 30, 2022, the Company determined that there was no impairment of intangible assets.

Amortization of intangible assets for the three months ended June 30, 2022 and 2021 was $4,133 and $353, respectively. Amortization for the six months ended June 30, 2022 and 2021 was $8,808 and $764, respectively. Amortization of intangible assets is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of June 30, 2022, amortization expense for each of the next five fiscal years is expected to be as follows:

2022 (remaining six months)	$8,927
2023	19,201
2024	15,163
2025	10,688
2026	10,688
Thereafter	19,211
$83,878

6.    Goodwill
The following table sets forth the carrying amount and activity of goodwill as of June 30, 2022:

Amount
Balance as of December 31, 2021	$115,206
Acquisitions (Note 2)	14,373
Effect of exchange rate on goodwill	(3,841)
Balance as of June 30, 2022	$125,738
Goodwill increased by $14,373 during the six months ended June 30, 2022 due to an acquisition completed during the period. See Note 2 for a detailed discussion of goodwill acquired.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the six months ended June 30, 2022.
7.    Debt
The following table sets forth the components of debt as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
Short term loans, due 2023	$1,942	$—	$1,942	$810	$—	$810
Promissory note, due 2023	10,000	(176)	9,824	—	—	—
CIBC loan, due 2026	6,250	(17)	6,233	7,102	(19)	7,083
Total debt	$18,192	$(193)	$17,999	$7,912	$(19)	$7,893
The outstanding debt as of June 30, 2022 and December 31, 2021 is classified in the condensed consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021
Current liabilities - Current debt obligations	$13,204	$2,275
Noncurrent liabilities - Long-term debt, net of current maturities	4,795	5,618
Total debt	$17,999	$7,893
PacWest Revolving Line of Credit
The Company entered into a loan and security agreement with Pacific Western Bank (“PacWest”) in January 2015, that provided a term loan of up to $10,000 with a maturity date of September 2020. The term loan bore interest equal to the greater of one percent above the prime rate in effect, or 4.5% on outstanding borrowings. In addition, the loan and security agreement provided for a revolving line of credit. The revolving line of credit bore interest equal to the greater of seventy-five basis points above the prime rate in effect, or 4.25% on outstanding borrowings. The terms of the loan and security agreement have been amended from time to time and was most recently amended on November 5, 2021 as described below. The amendments have, among other things, extended the maturity date of the loan and adjusted the financial covenants’ borrowing limits. During 2020, the outstanding balance on the term loan was transferred to the revolving line of credit.

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
As of June 30, 2022 and December 31, 2021, there was no outstanding balance on the revolving line of credit. The Company’s borrowings under the revolving line of credit were subject to an aggregate borrowing limit of $20,000 as of June 30, 2022 and December 31, 2021. Total borrowings at any given time under the revolving line of credit are limited to a percentage of domestic accounts receivables less than 90 days past due and other factors.
The revolving line of credit is subject to debt covenants which, if violated, could result in the outstanding balance becoming immediately due. The Company has complied with or obtained waivers for all such covenants as of the date these financial statements were issued.

TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. As of June 30, 2022 and December 31, 2021 the outstanding principal balance and credit limit of the loan was $6,250 and $7,102, or CAD8,048 and CAD8,976, respectively. This loan is secured with an authorized credit facility of CAD7,000 from the bank, bearing interest at prime rate plus 0.25%. This line of credit was unused at June 30, 2022 and December 31, 2021.

Short Term Loans
Wuxi
On November 13, 2019, Wuxi entered into a short-term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY2,000, or approximately $285, and bearing interest of 4.785% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. On November 13, 2020, the terms of the agreement were extended for twelve months, and the principal and interest were due on November 15, 2021. On November 19, 2021, the total outstanding balance with CITIC Group Corporation was fully paid off. On January 19, 2022, Wuxi entered into a short-term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY2,000, or approximately $315, and bearing interest of 3.90% per annum. On June 21, 2022, Wuxi increased its short-term loan principal with CITIC by CNY3,000, or approximately $448, and bearing interest of 3.70% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. As of June 30, 2022, the total outstanding short-term loan with CITIC Group Corporation Ltd. was CNY5,000, or approximately $747.

On October 15, 2020, Wuxi entered into a short-term loan agreement with Bank of Ningbo (“NBCB”) with aggregate principal balance of CNY1,000 or approximately $151 and bearing interest of 4.785%. On April 29, 2021, Wuxi increased its short-term loan principal with NBCB by CNY1,000 or approximately $155 to a total principal balance of CNY4,000. On October 14, 2021, the borrowing from October 15, 2020 was fully paid off. On October 18, 2021, Wuxi re-entered into a short-term loan agreement with NBCB for CNY1,000, or approximately $150 and bearing interest of 4.785%. On April 26, 2022, the entire loan balance was paid off, and on April 27, 2022 Wuxi entered into a short-term loan agreement with NBCB with aggregate principal balance of CNY2,000, or approximately $304, and bearing interest of 4.26% per annum. On June 24, 2022, Wuxi increased its principal balance by CNY3,000, or $448, and bearing interest of 3.15% per annum. As of June 30, 2022, the total outstanding short-term loan with NBCB was CNY5,000, or $747. As of December 31, 2021, the total outstanding short-term loan with NBCB was CNY2,000, or $315.

On November 18, 2021, Wuxi also entered into a short-term loan agreement with Bank of Nanjing with aggregate principal balance of CNY3,000, or approximately $453, and bearing interest of 4.00%. As of June 30, 2022, the total outstanding short-term loan with Bank of Nanjing was CNY3,000, or $448. As of December 31, 2021, the total outstanding short-term loan with Bank of Nanjing was CNY3,000, or $472.

Symeo Promissory Note

In connection with the Symeo acquisition on January 4, 2022, the Company issued a short-term interest-free promissory note of $10,000, payable upon its maturity of January 31, 2023. As of June 30, 2022, the outstanding principal balance was $10,000 and the carrying value was $9,824.

The table below sets forth the components of interest expense for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense on debt obligations:
Contractual interest	$117	$433	$175	$952
Amortization of discount and issuance cost	150	97	150	198
Total interest expense	$267	$530	$325	$1,150
8.    Warrant Liability

In connection with the June 10, 2021 Transaction, holders of TB2 Class A ordinary shares automatically received Class A common stock of indie, and holders of TB2 warrants automatically received 17,250,000 warrants of indie with substantively identical terms (“Public Warrants”). At the closing of the Transaction, 8,625,000 Class B ordinary shares of TB2 owned by Thunder Bridge Acquisition II LLC, a Delaware limited liability company (the “Sponsor”), automatically converted into 8,625,000 shares of indie Class A common stock, and 8,650,000 private placement warrants held by the Sponsor, each exercisable for one Class A ordinary share of TB2 at $11.50 per share, automatically converted into warrants to purchase one share of indie Class A common stock at $11.50 per share with substantively identical terms (“the “Private Placement Warrants”). Also at the Closing, TB2 issued 1,500,000 working capital warrants to an affiliate of the Sponsor in satisfaction of a working capital promissory note of $1,500 (the “Working Capital Warrants” and, together with the Private Placement Warrants, the “Private Warrants”). These Working Capital Warrants have substantially identical terms to the Private Placement Warrants.

The warrants may be exercised only during the period commencing on July 10, 2021 (30 days after the closing of the Transaction) through June 10, 2026. The Company may redeem the Public Warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the Class A common stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the Class A common stock underlying such warrants during the 30 day redemption period. If the Company redeems the warrants as described above, management will have the option to require all holders to exercise warrants on a cashless basis.

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

As of June 30, 2022, there have been no exercises of the warrants and the fair value was $32,813.

9.     Contingent and Earn-Out Liabilities
Earn-Out Milestones
Certain of indie’s stockholders are entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the earn-out milestones are met. The earn-out milestones represent two independent criteria, which each entitles the eligible stockholders to 5,000,000 earn-out shares per milestone met. Each earn-out milestone is considered met if at any time following the Transaction and prior to December 31, 2027, the volume weighted average price of indie’s Class A common stock is greater than or equal to $12.50 or $15.00 for any twenty trading days within any thirty-trading day period, respectively. Further, the earn-out milestones are also considered to be met if indie undergoes a Sale. A Sale is defined as the occurrence of any of the following for indie: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock ceases to be listed on a national securities exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.
Escrow Shares
3,450,000 Class A common shares of indie were placed in escrow for the potential future release to the Sponsor in the event the earn-out milestones are met. The earn-out milestones for the Escrow Shares are identical to those of the earn-out shares. Achievement of each milestone entitles the shareholders to 50% of the total Escrow Shares. The Escrow Shares have been accounted for as a liability and remeasured to fair value each reporting period.
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
Contingent Considerations

On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at a fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. The fair value of the second tranche contingent consideration liabilities was $1,310 as of June 30, 2022.

On October 1, 2021, in connection with the acquisition of ON Design Israel, the Company recorded contingent consideration as a long-term liability at a fair value of $4,000. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $2,500, upon the achievement of tapeout of certain product designs acquired from the seller within 30 months of the acquisition. The second tranche is payable, up to a maximum of $5,000, upon indie’s achievement of a design win related to certain acquired product designs within 36 months of the acquisition. During the three months ended June 30, 2022, management determined that the product design specified in the contingent consideration provision would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero as of June 30, 2022. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations for the three and six months ended June 30, 2022.

On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $4,212 and $3,992, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 by December 31, 2022. The second tranche is payable upon Symeo’s achievement of a revenue threshold of $6,000 by December 31, 2023. The fair value of the first and second tranche contingent consideration liabilities as of June 30, 2022 was $4,268 and $3,978, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations for the three and six months ended June 30, 2022.
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

At June 30, 2022, the Company held currency forward contracts of $3,050 to sell United States dollars and to buy Canadian dollars at a forward rate. Any changes in the fair value of these contracts are reflected in the consolidated statement of operations. The fair value of the currency forward contracts was determined using valuation inputs categorized as Level 2. The change in fair value at June 30, 2022 was de minimis.

The following table presents the Company’s fair value hierarchy for financial liabilities:

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$32,813	$32,813
City Semi Contingent Consideration - Second Tranche	$—	$—	$1,310	$1,310
Symeo Contingent Consideration - First Tranche	$—	$—	$4,268	$4,268
Symeo Contingent Consideration - Second Tranche	$—	$—	$3,978	$3,978
Symeo Promissory Note	$—	$—	$9,674	$9,674

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	$—	$—	$100,467	$100,467
ON Design Israel Contingent Consideration - Tapeout	$—	$—	$1,817	$1,817
ON Design Israel Contingent Consideration - Design Win	$—	$—	$2,222	$2,222
City Semi Contingent Consideration - Second Tranche	$—	$—	$980	$980

As of June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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

Earn-out Liabilities

Earn-out liabilities that are specifically indexed to the Company’s stock price were valued using a Monte Carlo analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value.

Contingent Considerations

Contingent considerations were valued based on the consideration expected to be transferred. The Company estimated the fair value based on the probability of achievement of various milestones identified within each contingent consideration arrangement, using certain assumptions that require significant judgement and discount rates. The discount rates were based on the estimated cost of debt plus a premium, which included consideration of expected term of the earn-out payment, yield on treasury instruments and an estimated credit rating for the Company.
The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	June 30, 2022	December 31, 2021
	Input	Input
Liabilities:
Warrants
Expected volatility	51.60%	36.00%
City Semi Contingent Consideration - Second Tranche
Discount rate	10.80%	10.80%
Earn-out liabilities - Second Milestone
Constant volatility factor	N/A	40.00%
ON Design Israel Contingent Consideration - Tapeout
Discount rate	N/A	4.37%
ON Design Israel Contingent Consideration - Design Win
Discount rate	N/A	4.37%
Symeo Contingent Consideration - First Tranche
Discount Rate	7.29%	N/A
Symeo Contingent Consideration - Second Tranche
Discount Rate	7.29%	N/A
Symeo Promissory Note
Discount rate	3.13%	N/A

11.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained an approximate 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC, was approximately 82% as of June 30, 2022.

In connection with the Transaction, the Company issued to ADK Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of June 30, 2022, the Company had an aggregate of 26,382,703 shares of Class V common stock issued and outstanding.

ADK LLC held 64% and 50% voting control and 44% and 50% ownership interest in Wuxi as of June 30, 2022 and December 31, 2021, respectively. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the consolidated balance sheets. As of June 30, 2022, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.
12.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the customer’s shipping location for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$8,613	$2,300	$15,244	$3,877
Greater China	11,142	5,222	20,259	10,209
Europe	3,601	605	7,654	811
Rest of Asia Pacific	1,236	136	1,561	575
Rest of North America	870	623	2,331	1,227
South America	293	294	705	595
Total revenue	$25,755	$9,180	$47,754	$17,294

Contract Balances
Certain assets or liabilities are recorded depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Contract liabilities primarily relate to deferred revenue, including advance consideration received from customers for contracts prior to the transfer of control to the customer, and therefore revenue is recognized upon delivery of products and services or as the services are performed. The Company recorded unbilled revenue of $994 and $402 at June 30, 2022 and December 31, 2021, respectively, as part of its Prepaid expenses and other current assets in the accompanying consolidated balance sheets.
The following table presents the liabilities associated with the engineering services contracts as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Deferred revenue	$1,768	$1,840
As of June 30, 2022 and December 31, 2021, contract liabilities were included as Deferred revenue and classified as current liabilities in the condensed consolidated balance sheets.
During the three months ended June 30, 2022 and 2021, the Company recognized $619 and $206, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the six months ended June 30, 2022 and 2021, the Company recognized $965 and $819, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2022, the amount of performance obligations that have not been recognized as revenue was $45,170, of which approximately 56% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, some of our customers accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	39.2%	38.5%	37.7%	45.8%
Customer B	—%	12.6%	—%	12.5%
Customer C	—%	10.9%	—%	5.8%

The loss of these customers would have a material impact on the Company’s condensed consolidated financial results.
The largest customer represented 43% of accounts receivable as of June 30, 2022 and the one largest customer represented 31% of accounts receivable as of December 31, 2021. No other individual customer represented more than 10% of accounts receivable at either June 30, 2022 or December 31, 2021.
13.    Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$13	$—	$13	$—
Research and development	5,414	2,598	14,064	2,598
Selling, general, and administrative	3,340	5,370	7,105	5,370
Total	$8,767	$7,968	$21,182	$7,968

Stock compensation expense for the three and six months ended June 30, 2022 included $1,674 and $3,347, respectively, which represents liability classified awards for the Company’s 2022 annual incentive plan accrual.

14.    Net Income (Loss) per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(5,304)	$12,988	$8,402	$23,349
Less: Net income (loss) attributable to noncontrolling interest	(1,070)	6,839	1,803	6,385
Net income (loss) attributable to indie Semiconductor, Inc.	$(4,234)	$6,149	$6,599	$16,964

Less: Change in fair value of SAFEs	—	2,500	—	21,600
Net income (loss) attributable to common shareholders - dilutive	$(4,234)	$3,649	$6,599	$(4,636)

Denominator:
Weighted average shares outstanding - basic	116,983,265	47,058,489	114,102,308	39,712,251

Effect of conversion of SAFEs	—	5,976,258	—	6,523,975
Effect of potentially dilutive Phantom Units	—	379,721	1,064,688	—
Effect of potentially dilutive Class V common stock	—	7,434,587	28,925,854	—
Effect of potentially dilutive unvested Class B units	—	2,798,002	5,310,003	—
Effect of potentially dilutive unexercised options	—	—	1,337,802	—
Weighted average common shares outstanding—diluted	116,983,265	63,647,057	150,740,655	46,236,226

Net income (loss) per share attributable to common shares— basic	$(0.04)	$0.13	$0.06	$0.43
Net income (loss) per share attributable to common shares— diluted	$(0.04)	$0.06	$0.04	$(0.10)
The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, warrants for Class A units, unexercised options, earn-out shares and escrow shares, have been excluded from the computation of diluted net income (loss) per share as the effect would be to reduce the net income (loss) per share. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to shareholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested Class B units	—	—	—	2,027,508
Unvested Phantom units	1,060,119	—	—	1,727,730
Unvested Restricted stock units	5,070,412	—	—	—
Convertible Class V common shares	26,382,703	—	—	33,827,371
Public warrants for the purchase of Class A common shares	17,250,000	17,250,000	17,250,000	17,250,000
Private warrants for the purchase of Class A common shares	10,150,000	10,150,000	10,150,000	10,150,000
Unexercised options	368,875	—	368,875	—
Earn-out Shares	5,000,000	10,000,000	5,000,000	10,000,000
Escrow Shares	1,725,000	3,450,000	1,725,000	3,450,000
	67,007,109	40,850,000	34,493,875	78,432,609
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

Our effective tax rate in 2022 will differ from the U.S. federal statutory rate primarily due to changes in valuation allowance, tax expense or benefit in foreign jurisdictions taxed at different tax rates and foreign research and development tax credits and incentives, and changes in non-controlling interest.

Based primarily on our limited operating history and ADK LLC’s historical domestic losses, we believe there is a significant uncertainty as to when we will be able to use our domestic, federal and state, deferred tax assets (“DTAs”). Therefore, we have recorded a valuation allowance against these DTAs for which we have concluded that it is not more likely than not that these will be realized.

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. Through June 30, 2022, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, we have not recorded a liability under the TRAs.

The Company recorded a benefit (provision) for income taxes of $869 and $(57) for the three months ended June 30, 2022 and 2021, respectively. The Company recorded a benefit (provision) for income taxes of $1,528 and $(70) for the six months ended June 30, 2022 and 2021, respectively. Income tax expense and benefits are primarily related to the Company’s operations in Canada and Europe.

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

Due to the Company’s significant R&E expenses the impact of this law change will mean that a significant portion of the Company’s total operating expenses will be taken as a deduction over a 5-year period rather than be currently deductible. The Company does not expect to pay cash taxes as a result of this change as its remaining operating expenses after excluding R&E expenses are significant and it expects to continue to generate losses for tax purposes in the near future.
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

The total monthly rent for the remaining locations of the Company around the world is not material.

ASC 842 Adoption

The Company adopted ASC 842 using the modified retrospective method on January 1, 2022. The Company determines if an arrangement is a lease at its inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company also excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes. Effective January 1, 2022, the Company recorded the impact on its condensed consolidated balance sheet from the recognition of ROU asset and lease liability of $10,344.

The Company’s facility leases have remaining lease terms ranging from less than one year to six years, some of which include options to extend the lease term for up to six years.

The table below represents lease-related assets and liabilities recorded on the condensed consolidated balance sheet:

	Balance Sheet Classification	June 30, 2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$10,345

Liabilities
Operating lease liabilities (current)	Other current liabilities	$1,705
Operating lease liabilities (noncurrent)	Operating lease liabilities	8,725
Total lease liabilities		$10,430

Lease Costs

The following lease costs were included in the condensed consolidated statements for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$602	$1,217
Short-term lease cost	29	103
Variable lease cost	45	97
Total lease cost	$676	$1,417

Supplemental Information

The table below presents supplemental information related to operating leases as of June 30, 2022:

Cash paid for amounts included in the measurement of operating lease liabilities	$503
Right-of-use assets obtained in exchange for new operating lease liabilities	$880
Weighted average remaining lease term	7.55 years
Weighted average discount rate	4.78%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as June 30, 2022:

2022 (remaining six months)	$1,077
2023	1,991
2024	1,492
2025	1,361
2026	1,362
Thereafter	5,121
Total minimum lease payments	12,404
Less imputed interest	(1,974)
Present value of future minimum lease payments	10,430
Less current obligations under leases	(1,705)
Long-term lease obligations	$8,725

Disclosures related to Periods Prior to Adoption of New Lease Standard

Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2021, were as follows:

2022	$1,869
2023	1,674
2024	1,303
2025	1,177
2026	1,201
Thereafter	1,686
Total minimum lease payments	$8,910
17.    Commitments and Contingencies
Litigation
The Company may be a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.
Royalty Agreement
The Company has entered into license agreements to use certain technology within its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended June 30, 2022 and 2021 was $262 and $191, respectively. Total royalty expense incurred in connection with these contracts during the six months ended June 30, 2022 and 2021 was $504 and $340, respectively. These expenses are included in cost of goods sold in the consolidated statements of operations. Accrued royalties of $1,156 and $264 are included in accrued expenses in the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
Tax Distributions
To the extent the Company has funds legally available, the board of directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the board of directors or paid by the Company during the six months ended June 30, 2022 and 2021.

18.    Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2022	December 31, 2021
Accrued purchase consideration from business combinations	$2,500	$7,500
City Semi deferred compensation	—	833
Contingent consideration	4,768	—
Operating lease liabilities, current	1,705	—
Accrued royalties	1,156	360
Other (1)	4,196	5,929
Accrued expenses and other current liabilities	$14,325	$14,622
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
OUR COMPANY
indie Semiconductor offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. We focus on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Budapest, Hungary; Cordoba, Argentina; Dresden and Munich, Germany; Edinburgh, Scotland; Haifa, Israel; Quebec, Canada; Tokyo, Japan; Seoul, South Korea and several locations throughout China.

We maintain design centers for our semiconductor engineers and designers in the United States, Scotland, Germany, Israel and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the six months ended June 30, 2022 and 2021, approximately 57% and 66%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

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

OPERATING RESULTS

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$20,452	79%	$8,888	97%	$11,564	130%
Contract revenue	5,303	21%	292	3%	5,011	1716%
Total revenue	$25,755	100%	$9,180	100%	$16,575	181%
Revenue for the three months ended June 30, 2022 was $25.8 million, compared to $9.2 million for the three months ended June 30, 2021, an increase of $16.6 million or 181%, which was primarily driven by a $11.6 million increase in product revenue as well as an increase in contract revenue. The increase in product revenue was due primarily to higher product volume (units sold) given the continued growth in demand from our customers globally. Change in product mix and increases in average selling price (“ASP”) also contributed to the increase in product revenue year-over-year. The increase in contract revenue of $5.0 million or 1716% was primarily due to commencement of a large multi-year non-recurring engineering project with a top customer in the current year.
Operating Expenses

	Three Months Ended June 30,
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$15,178	59%	$5,319	58%	$9,859	185%
Research and development	28,467	111%	13,486	147%	14,981	111%
Selling, general, and administrative	12,085	47%	8,878	97%	3,207	36%
Total operating expenses	$55,730	216%	$27,683	302%	$28,047	101%

Cost of goods sold for the three months ended June 30, 2022 was $15.2 million, compared to $5.3 million for the three months ended June 30, 2021. The increase of $9.9 million or 185% was primarily due to a $3.7 million increase in product shipments given the increase in revenue above, a $1.9 million increase due to change in product mix and a $2.4 million increase in product cost. Total cost of goods sold for the three months ended June 30, 2022 also included $1.7 million in amortization related to acquired intangible assets as a result of the recent business combinations.
Research and development expense for the three months ended June 30, 2022 was $28.5 million, compared to $13.5 million for the three months ended June 30, 2021. The increase of $15.0 million or 111% was primarily due to a $5.9 million increase in personnel costs as we increased the number of employees working on product development, a $4.1 million increase in product development costs, $2.8 million share-based compensation expense, and a $1.4 million increase in amortization expense related to R&D project licenses and acquired intangible assets from business combinations. We started recognizing share-based compensation expense in the second quarter of the prior year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the three months ended June 30, 2022 was $12.1 million, compared to $8.9 million for the three months ended June 30, 2021. The increase of $3.2 million or 36% was primarily due to a $2.5 million increase in outside professional fees and a $1.2 million increase in intangible asset amortization from business combinations.

We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

Other income (expense), net

	Three Months Ended June 30,
	2022	2021
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$175	$13	$162	1246%
Interest expense	(267)	(530)	263	(50)%
Gain (loss) from change in fair value of SAFEs	—	2,500	(2,500)	(100)%
Gain (loss) from change in fair value of warrants	20,301	11,316	8,985	79%
Gain (loss) from change in fair value of earn-out liabilities	—	17,939	(17,939)	(100)%
Gain (loss) from change in fair value of contingent considerations	3,584	(100)	3,684	(3684)%
Gain (loss) from extinguishment of debt	—	304	(304)	(100)%
Other income (expense)	9	106	(97)	(92)%
Total other income, net	$23,802	$31,548	$(7,746)	(25)%
Interest expense for the three months ended June 30, 2022 was $0.3 million, compared to $0.5 million for the three months ended June 30, 2021. Interest expense relates to the routine cash and non-cash interest expenses on outstanding debt obligations. All long-term debts historically held by indie before the Transaction were paid off as of June 30, 2021, which resulted in the decrease in total interest expense compared to the same period in the prior year.

For the three months ended June 30, 2022 and 2021, we recognized gains (losses) from change in fair value for SAFE’s, warrants, earn-out liabilities, and contingent considerations. The gains (losses) recorded for both the three months ended June 30, 2022 and 2021 represent the following:

i) SAFEs: Upon the closing of the Transaction on June 10, 2021, the SAFE holders converted their SAFEs to Class A common stock of indie. The gain of $2.5 million for the three months ended June 30, 2021 represents the decrease in fair value in SAFEs from March 31, 2021 to June 10, 2021. No changes in fair value of SAFEs were recorded going forward.

ii) Warrants: During the three months ended June 30, 2022, we recognized an unrealized gain from change in fair value of our warrants of $20.3 million, which reflected the decrease in fair value of our warrant liability. The decrease in fair value of our warrant liability of $20.3 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $5.70 per share on June 30, 2022 from $7.81 per share on March 31, 2022. In the same period in the prior year, the decrease in fair value was a result of the closing price our Class A common stock listed on the Nasdaq to $9.88 per share on June 30, 2021 from $10.87 per share on June 10, 2021.

iii) Earn-out liabilities: The change in fair value of our earn-out liabilities of $17.9 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $9.88 per share on June 30, 2021 from $10.87 per share on June 10, 2021. On November 9, 2021, the first earn-out milestone was achieved, which eliminated the variability in the arrangement that previously prevented this instrument to be equity-classified. As a result, the earn-out liabilities were recorded to Additional Paid-in Capital at its fair value in November 2021 and no changes in fair value were recorded going forward.

iv) Contingent considerations: During the three months ended June 30, 2022, we recognized an unrealized net gain from change in fair value of our contingent considerations of $3.6 million. During the three months ended June 30, 2022, management determined that the product design specified in the contingent consideration arrangement would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero as of June 30, 2022, resulting in a gain of $3.9 million.

For the three months ended June 30, 2021, we recognized a net gain of $0.3 million on extinguishment of debt. The net gain was attributable to a gain of $1.9 million from the PPP loan as we received forgiveness from SBA on May 20, 2021, partially offset by a loss of $1.6 million from the repayment of the Trinity loan on June 17, 2021.
Income Tax Benefits
We evaluate our estimated annual effective tax rate (“AETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period. This is due to factors such as the overall level of pretax book income or loss, changes in the blend of jurisdictional income or loss that is taxed at different rates, changes in domestic and foreign valuation allowances and changes in non-controlling interest. Consequently, our AETR may fluctuate significantly period to period and may make quarterly comparisons less than meaningful.

Income tax benefits for the three months ended June 30, 2022 were due to results of foreign operations. Tax expense recorded for the same period last year was also the result of foreign operations.

Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$38,538	81%	$16,371	95%	$22,167	135%
Contract revenue	9,216	19%	923	5%	8,293	898%
Total revenue	$47,754	100%	$17,294	100%	$30,460	176%
Revenue for the six months ended June 30, 2022 was $47.8 million, compared to $17.3 million for the six months ended June 30, 2021, an increase of $30.5 million or 176%, which was primarily driven by a $22.2 million increase in product revenue as well as an increase in contract revenue. The increase in product revenue was due primarily to higher product volume (units sold) given the continued growth in demand from our customers globally. Change in product mix and increases in ASP also contributed to the increase in product revenue year-over-year. The increase in contract revenue of $8.3 million or 898% was primarily due to commencement of a large multi-year non-recurring engineering project with a top customer in the current year.
Operating expenses

	Six Months Ended June 30,
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$29,370	62%	$10,167	59%	$19,203	189%
Research and development	57,966	121%	22,163	128%	35,803	162%
Selling, general, and administrative	24,727	52%	11,573	67%	13,154	114%
Total operating expenses	$112,063	235%	$43,903	254%	$68,160	155%
Cost of goods sold for the six months ended June 30, 2022 was $29.4 million, compared to $10.2 million for the six months ended June 30, 2021. The increase of $19.2 million or 189% was primarily due to a $7.2 million increase in product shipments given the increase in revenue above, a $3.6 million increase due to change in product mix and a $4.2 million increase in product cost. Total cost of goods sold for the six months ended June 30, 2022 also included $3.5 million in amortization related to acquired intangible assets as a result of the recent business combinations.

Research and development (“R&D”) expense for the six months ended June 30, 2022 was $58.0 million, compared to $22.2 million for the six months ended June 30, 2021. This increase of $35.8 million or 162% was primarily due to a $12.0 million increase in personnel costs as we increased the number of employees working on product development, a $6.3 million increase in product development costs, $11.5 million share-based compensation expense, and a $3.0 million increase in amortization expense related to R&D project licenses and acquired intangible assets from business combinations. We started recognizing share-based compensation expense in the second quarter of the prior year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the six months ended June 30, 2022 was $24.7 million, compared to $11.6 million for the six months ended June 30, 2021. The increase of $13.2 million or 114% was primarily due to a $5.6 million increase in outside professional fees, a $1.7 million increase in share-based compensation expense, a $2.8 million increase in personnel costs due to increase in headcounts, and a $2.6 million increase in intangible asset amortization from business combinations. We started recognizing share-based compensation expense in the second quarter of the prior year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

	Six Months Ended June 30,
	2022	2021
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$208	$20	$188	940%
Interest expense	(325)	(1,150)	825	(72)%
Gain (loss) from change in fair value of SAFEs	—	21,600	(21,600)	(100)%
Gain (loss) from change in fair value of warrants	67,654	11,316	56,338	498%
Gain (loss) from change in fair value of earn-out liabilities	—	17,939	(17,939)	(100)%
Gain (loss) from change in fair value of contingent considerations	3,667	(100)	3,767	(3767)%
Gain (loss) from extinguishment of debt	—	304	(304)	(100)%
Other income (expense)	(21)	99	(120)	(121)%
Total other income, net	$71,183	$50,028	$21,155	42%
Interest income for the six months ended June 30, 2022 increased by 940% from the six months ended June 30, 2021. The increase was a result of higher cash balances held in interest bearing accounts.
Interest expense for the six months ended June 30, 2022 was $0.3 million, compared to $1.2 million for the six months ended June 30, 2021. Interest expense relates to the routine cash and non-cash interest expenses on outstanding debt obligations. All long-term debts have been paid off as of June 30, 2021 post our consummation of the Transaction.
For the six months ended June 30, 2022 and 2021, we recognized gains (losses) from change in fair value for SAFE’s, warrants, earn-out liabilities, and contingent considerations. The gains (losses) recorded for the both the six months ended June 30, 2022 and 2021 represent the following:

i) SAFEs: Upon the closing of the Transaction on June 10, 2021, the SAFE holders converted their SAFEs to Class A common stock of indie. The gain of $21.6 million for the six months ended June 30, 2021 represents the decrease in fair value in SAFEs from December 31, 2021 to June 10, 2021. No changes in fair value of SAFEs were recorded going forward.

ii) Warrants: During the six months ended June 30, 2022, we recognized an unrealized gain from change in fair value of our warrants of $67.7 million, which reflected the decrease in fair value of our warrant liability. The decrease in fair value of our warrant liability of $67.7 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $5.70 per share on June 30, 2022 from $11.99 per share on December 31, 2021. In the same period in the prior year, the decrease in fair value was a result of the closing price our Class A common stock listed on the Nasdaq to $9.88 per share on June 30, 2021 from $10.87 per share on June 10, 2021.

iii) Earn-out liabilities: The change in fair value of our earn-out liabilities of $17.9 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $9.88 per share on June 30, 2021 from $10.87 per share on June 10, 2021. On November 9, 2021, the first earn-out milestone was achieved, which eliminated the variability in the arrangement that previously prevented this instrument to be equity-classified. As a result, the earn-out liabilities were recorded to Additional Paid-in Capital at its fair value in November 2021 and no changes in fair value were recorded going forward.

iv) Contingent considerations: During the six months ended June 30, 2022, we recognized an unrealized net gain from change in fair value of our contingent considerations of $3.7 million. During the six months ended June 30, 2022, management determined that the product design specified in the contingent consideration arrangement would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero as of June 30, 2022, resulting in a gain of $3.9 million.

Income Tax Expense
We evaluate our estimated AETR on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period. This is due to factors such as the overall level of pretax book income or loss, changes in the blend of jurisdictional income or loss that is taxed at different rates, changes in domestic and foreign valuation allowances and changes in non-controlling interest. Consequently, our AETR may fluctuate significantly period to period and may make quarterly comparisons less than meaningful.

Income tax benefits for the six months ended June 30, 2022 were due to results of foreign operations. Tax expense recorded for the same period last year was also the result of foreign operations.

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
Liquidity and Capital Resources
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On June 10, 2021, we completed the Transaction, which resulted in approximately $341.3 million of net cash proceeds. On November 5, 2021, we also entered into an amendment to the PacWest loan agreement that (i) increased the maximum borrowing capacity under the revolving line of credit to $20 million, (ii) limited the security interests of the bank to the cash collateral set at 102.5% of the drawn amount of the loan, (iii) removed various reporting and restrictive covenants, (iv) extended the maturity date to November 4, 2022 and (iv) reduced the interest rate to 2.1% per annum. We currently do not have any outstanding balance under this revolving line of credit. As of June 30, 2022, our balance of cash and cash equivalents was $163.7 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and accounts receivable, and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions as well as for purchases of various capital and software assets. Our immediate sources of liquidity are cash, cash equivalents and our revolving credit facility. We believe that our existing cash and cash equivalents, funds anticipated to be generated from our operations, and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, COVID-19 and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing.

Acquisitions

Since the closing of the Transaction, we have completed multiple acquisitions. We continually assess and plan to selectively pursue inorganic growth opportunities that are complementary to our existing technologies and portfolio of products and/or accelerate our growth initiatives. See Note 2 - Business Combinations for additional information about our recent acquisitions.

In connection with our acquisitions, we may from time to time be required to make future payments or issue additional shares of our common stock to satisfy our obligations under the acquisition agreements, including to satisfy certain earn-out requirements. For example, in January, 2022 we completed the acquisition of Symeo GmbH, for which we made an initial cash payment of approximately $10.0 million. An additional $10.0 million will be due in 2023, as well as an equity based earn out of shares of indie Class A common stock based on future revenue growth. In addition, in October 2021, we acquired ON Design Israel Ltd. for $5.0 million in cash paid upon close (net of cash acquired), $5.0 million paid as of June 30, 2022 and an additional $2.5 million required to be paid in 2022.
We expect to continue to incur net operating losses and negative cash flows from operations. We also expect our research and development expenses, general and administrative expenses and capital expenditures will increase over time as we continue to expand our operations, product offerings and customer base.

The following table summarizes our consolidated cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change	Change
	2022	2021	$	%
Net cash used in operating activities	$(36,882)	$(22,133)	$(14,749)	67%
Net cash used in investing activities	(10,551)	(852)	(9,699)	1138%
Net cash provided by (used in) financing activities	(7,847)	358,468	(366,315)	(102)%
Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the six months ended June 30, 2022, net cash used in operating activities was $36.9 million, which included net income of $8.4 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $71.3 million of net gains resulting from a change in fair value for warrants and contingent considerations. These non-cash decreases were partially offset by $21.2 million in share-based compensation expense and $10.4 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $7.4 million of cash, primarily driven by an increase in inventory, prepaid and other current assets, and accounts receivable, and a decrease in other long-term liabilities, partially offset by an increase in accounts payable and accrued liabilities .
Cash used in operating activities during the six months ended June 30, 2021 was $22.1 million, which included net income of $23.3 million and was adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash charges primarily consisted of a $50.8 million of gains resulting from change in fair values for SAFEs, warrants, earn-out liabilities, and contingent considerations, and a $0.3 million net gain from extinguishment of long-term debts and forgiveness from the PPP loan. These non-cash decreases were partially offset by $8.0 million in share-based compensation expense and $1.2 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $4.2 million of cash, primarily driven by an increase in accounts receivable and prepaid and other current assets.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $10.6 million and $0.9 million, respectively. During the period ended June 30, 2022, the decrease in cash was primarily due to the acquisition of Symeo for $8.7 million, net of cash acquired, as well as an increase in cash used of $1.8 million for the purchase of capital expenditures. During the period ended June 30, 2021, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was $7.8 million, which was primarily attributed to $5.0 million paid to OnSemi as part of the deferred payments in relation to the acquisition of ON Design Israel Ltd, $1.9 million of payments on financed software, and a $1.0 million payment of City Semi deferred compensation.
Cash provided by financing activities for the six months ended June 30, 2021 of $358.5 million was primarily attributed to $377.7 million of net cash acquired from TB2 as we closed the Transaction on June 10, 2021 and $5.0 million of proceeds from issuance of SAFEs in April 2021. These increases in cash were partially offset by $6.2 million of transaction costs incurred in connection with the Transaction and $15.0 million for the repayment of long-term debt and related termination fees. Total transaction costs incurred in relation to the Transaction was approximately $44.5 million, and the remainder of the balance was paid in the third quarter of 2021.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of June 30, 2022:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$1,169	$14,378	$2,645	$—	$18,192
Operating leases	1,077	3,483	2,723	5,121	12,404
Deferred business acquisition payments	2,500	—	—	—	2,500
Total contractual obligations	$4,746	$17,861	$5,368	$5,121	$33,096
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $8,452 related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the consolidated balance sheet at June 30, 2022. The aggregate foreign currency translation adjustments included in determining gain (loss) before income taxes was $(7.0) million and $58 thousand for the six months ended June 30, 2022 and 2021, respectively. The year-over-year change was driven by the cumulative foreign currency translation loss recorded as of June 30, 2022 as the US dollar strengthened against foreign currencies.

As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that totals approximately $163.7 million as of June 30, 2022.

The main objectives of our investment activities are liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods that dampen the impact of market or interest rate risk. Credit risk associated with our investments is not material because our investments are diversified across securities with high credit ratings.

Given the objectives of our investment activities, and the relatively low interest income generated from our cash, cash equivalents, and other investments, we do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations even in the current environment of rising interest rates.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2022.

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

Material Weaknesses in Internal Control over Financial Reporting and Remediation Plan

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). As a result of this evaluation, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2021, which remain unremediated as of June 30, 2022:

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

a.Information and Communication: The Company did not have effective information control processes, including those related to the use of manual spreadsheets, to ensure the reliability of information used in certain computations related to financial reporting.

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

The Company’s remediation efforts related to the foregoing material weaknesses are ongoing, and the Company will continue its initiatives to implement and document policies and procedures and strengthen the Company’s internal control environment. Remediation of the identified material weaknesses and strengthening the Company’s internal control environment will require a substantial effort throughout 2022 and, possibly, the first quarter of 2023. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. In addition, it is possible that certain controls the Company plans to implement in 2022 will not have operated for a sufficient period of time in 2022 to test their operating effectiveness as part of the Company’s evaluation of internal control over financial reporting as of December 31, 2022 and may extend to the following year.

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

Changes in Internal Control Over Financial Reporting

As described above under “Management's Remediation Plan”, we are taking actions to remediate the material weaknesses in our internal control over financial reporting. Except as described above, there were no changes in internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates between May 13, 2022 and June 8, 2022 the Company issued an aggregate of 3,766,467 shares of its Class A common stock to three ADK Minority Holders in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the three ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 3,737,109 shares of Class V common stock held by the ADK Minority Holders were cancelled and 29,358 shares of ADK LLC units were exchanged to Class A common stock.
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

INDIE SEMICONDUCTOR, INC.

August 12, 2022	By:	/s/ Thomas Schiller
		Name:	Thomas Schiller
		Title:	Chief Financial Officer & EVP of Strategy (Principal Financial Officer)