Form 10-Q
period 2022-09-30
indie Semiconductor, Inc.
filed 2022-11-14
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of November 8, 2022 was 125,131,743 (excluding 1,725,000 Class A shares held in escrow and 774,047 Class A shares subject to restricted stock awards) and 23,349,672, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Comprehensive Loss	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest	6
	Condensed Consolidated Statements of Cash Flows	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

Part II. Other Information		46
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
Signatures		48

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$150,388	$219,081
Restricted cash	383	383
Accounts receivable, net of allowance for doubtful accounts of $46 as of September 30, 2022 and $27 as of December 31, 2021	22,422	13,842
Inventory, net	11,579	9,080
Prepaid expenses and other current assets	9,507	5,648
Total current assets	194,279	248,034
Property and equipment, net	12,509	11,090
Intangible assets, net	60,864	96,285
Goodwill	142,038	115,206
Operating lease right-of-use assets	9,839	—
Other assets and deposits	1,874	270
Total assets	$421,403	$470,885

Liabilities and stockholders' equity
Accounts payable	$8,473	$5,441
Accrued payroll liabilities	8,566	4,021
Accrued expenses and other current liabilities	15,585	14,622
Intangible asset contract liability	7,973	5,516
Deferred revenue	1,627	1,840
Current debt obligations	13,082	2,275
Total current liabilities	55,306	33,715
Long-term debt, net of current portion	4,170	5,618
Warrant liability	51,872	100,467
Intangible asset contract liability, net of current portion	6,517	12,452
Deferred tax liabilities, non-current	11,885	21,164
Operating lease liability, non-current	7,879	—
Other long-term liabilities	7,425	5,612
Total liabilities	145,054	179,028
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 126,516,947 and 111,260,962 shares issued, 123,973,300 and 108,181,781 shares outstanding as of September 30, 2022 and December 31, 2021, respectively.	13	11
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 23,749,676 and 30,448,081 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	3	3
Additional paid-in capital	544,997	514,891
Accumulated deficit	(231,425)	(200,416)

Accumulated other comprehensive loss	(18,261)	(1,443)
indie's stockholders' equity	295,327	313,046
Noncontrolling interest	(18,978)	(21,189)
Total stockholders' equity	276,349	291,857
Total liabilities and stockholders' equity	$421,403	$470,885
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
Product revenue	$24,425	$11,099	$62,963	$27,470
Contract revenue	5,591	1,058	14,807	1,981
Total revenue	30,016	12,157	77,770	29,451
Operating expenses:
Cost of goods sold	14,970	6,930	44,340	17,097
Research and development	30,229	15,043	88,195	37,206
Selling, general, and administrative	10,676	11,442	35,403	23,015
Total operating expenses	55,875	33,415	167,938	77,318
Loss from operations	(25,859)	(21,258)	(90,168)	(47,867)
Other income (expense), net:
Interest income	612	16	820	36
Interest expense	(166)	(25)	(491)	(1,175)
Gain from change in fair value of SAFEs	—	—	—	21,600
Gain (loss) from change in fair value of warrants	(19,059)	(40,401)	48,595	(29,085)
Loss from change in fair value of earn-out liabilities	—	(45,496)	—	(27,557)
Gain (loss) from change in fair value of contingent considerations	(121)	(20)	3,546	(120)
Gain from extinguishment of debt	—	—	—	304
Other income (expense)	24	(1,013)	3	(914)
Total other income (expense), net	(18,710)	(86,939)	52,473	(36,911)
Net loss before income taxes	(44,569)	(108,197)	(37,695)	(84,778)
Income tax benefit (expense)	(863)	36	665	(34)
Net loss	(45,432)	(108,161)	(37,030)	(84,812)
Less: Net loss attributable to noncontrolling interest	(7,825)	(28,512)	(6,022)	(22,127)
Net loss attributable to indie Semiconductor, Inc.	$(37,607)	$(79,649)	$(31,008)	$(62,685)

Net loss attributable to common shares — basic	$(37,607)	$(79,649)	$(31,008)	$(62,685)
Net loss attributable to common shares — diluted	$(37,607)	$(79,649)	$(31,008)	$(62,685)

Net loss per share attributable to common shares — basic	$(0.31)	$(0.83)	$(0.27)	$(1.07)
Net loss per share attributable to common shares — diluted	$(0.31)	$(0.83)	$(0.27)	$(1.07)

Weighted average common shares outstanding — basic	120,507,152	96,368,379	116,272,459	58,791,245
Weighted average common shares outstanding — diluted	120,507,152	96,368,379	116,272,459	58,791,245

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(45,432)	$(108,161)	$(37,030)	$(84,812)
Other comprehensive loss:
Foreign currency translation adjustments	(9,809)	172	(16,818)	230
Comprehensive loss	(55,241)	(107,989)	(53,848)	(84,582)

Less: Comprehensive loss attributable to noncontrolling interest	(7,727)	(28,514)	(5,784)	(22,127)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(47,514)	$(79,475)	$(48,064)	$(62,455)
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit) Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity (Deficit)

	Shares (1)	Amount	Shares (1)	Amount
Balance as of December 31, 2020	—	$—	—	$—	$982	$(153,264)	$(209)	$(110,312)	$8,820	$(101,492)
Retroactive application of recapitalization	34,413,634	3	33,373,294	3	42,173	—	—	—	—	—
Balance as of December 31, 2020	34,413,634	$3	33,373,294	$3	$43,155	$(153,264)	$(209)	$(110,312)	$8,820	$(101,492)

Vesting of equity awards	631,121	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	10,815	—	10,815	(454)	10,361
Foreign currency translation adjustment	—	—	—	—	—	—	(88)	(88)	36	(52)

Balance as of March 31, 2021	35,044,755	$3	33,373,294	$3	$43,155	$(142,449)	$(297)	$(99,585)	$8,402	$(91,183)

Vesting of equity awards	1,133,889	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	7,968	—	—	7,968	—	7,968
Net loss through June 10, 2021	—	—	—	—	—	(13,434)	—	(13,434)	(132)	(13,566)
Reverse recapitalization on June 10, 2021	60,441,289	6	454,077	—	250,129	—	—	250,135	—	250,135
Reverse recapitalization: ADK Minority Holders interest on June 10, 2021	(378,605)	—	—	—	(36,831)	40,892	40	4,101	(4,101)	—
Net income after June 10, 2021	—	—	—	—	—	19,584	—	19,584	6,971	26,555
Foreign currency translation adjustment	—	—	—	—	—	—	146	146	(34)	112

Balance as of June 30, 2021	96,241,328	$9	33,827,371	$3	$264,421	$(95,407)	$(111)	$168,915	$11,106	$180,021

Vesting of equity awards	187,205	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6,217	—	—	6,217	—	6,217
Reverse recapitalization adjustment	—	—	—	—	1,100	—	—	1,100	—	1,100
Net loss	—	—	—	—	—	(79,649)	—	(79,649)	(28,512)	(108,161)
Foreign currency translation adjustment	—	—	—	—	—	—	172	172	(2)	170

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

Balance as of September 30, 2021	96,428,533	$9	33,827,371	$3	$271,738	$(175,056)	$61	$96,755	$(17,408)	$79,347
(1) Retroactively restated to give effect to the reverse recapitalization.

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	108,181,781	$11	30,448,081	$3	$514,891	$(200,416)	$(1,443)	$313,046	$(21,189)	$291,857
Vesting of equity awards	250,378	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	1,250,878	—	—	—	(188)	—	—	(188)	259	71
Issuance per Exchange of Class V to Class A	2,224,148	—	(2,224,148)	—	(2,345)	—	—	(2,345)	2,345	—
Issuance on earn out awards	3,070,494	—	1,895,879	—	872	—	—	872	(872)	—
Share-based compensation	—	—	—	—	10,742	—	—	10,742	—	10,742
Net income	—	—	—	—	—	10,833	—	10,833	2,873	13,706
Foreign currency translation adjustment	—	—	—	—	—	—	863	863	21	884

Balance as of March 31, 2022	114,977,679	$11	30,119,812	$3	$523,972	$(189,583)	$(580)	$333,823	$(16,563)	$317,260

Vesting of equity awards	136,306	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	443,160	—	—	—	(204)	—	—	(204)	205	1
Share-based compensation	—	—	—	—	7,093	—	—	7,093	—	7,093
Issuance per Exchange of Class V to Class A	3,737,109	1	(3,737,109)	—	(3,054)	—	—	(3,053)	3,054	1
Issuance per Exchange of ADK LLC units to Class A	29,358	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,235)	—	(4,235)	(1,070)	(5,305)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,872)	(7,872)	119	(7,753)

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

Balance as of June 30, 2022	119,323,612	$12	26,382,703	$3	$527,807	$(193,818)	$(8,452)	$325,552	$(14,255)	$311,297

Vesting of equity awards	196,630	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	275,934	—	—	—	(615)	—	—	(615)	643	28
Share-based compensation	—	—	—	—	7,893	—	—	7,893	—	7,893
Issuance per Exchange of Class V to Class A	2,633,027	1	(2,633,027)	—	(2,361)	—	—	(2,360)	2,361	1
Issuance per Exchange of ADK LLC units to Class A	37,205	—	—	—	—	—	—	—	—	—
Issuance in connection with At-The-Market equity offering	1,506,892	—	—	—	12,273	—	—	12,273	—	12,273
Net loss	—	—	—	—	—	(37,607)	—	(37,607)	(7,825)	(45,432)
Foreign currency translation adjustment	—	—	—	—	—	—	(9,809)	(9,809)	98	(9,711)

Balance as of September 30, 2022	123,973,300	$13	23,749,676	$3	$544,997	$(231,425)	$(18,261)	$295,327	$(18,978)	$276,349

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,030)	$(84,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,170	2,397
Inventory impairment charges	1,192	78
Share-based compensation	30,845	14,185
Amortization of discount of debt	226	198
Bad debts	24	125
Gain from change in fair value remeasurement of SAFEs	—	(21,600)
(Gain) loss from change in fair value of warrants	(48,595)	29,085
Loss from change in fair value of earn-out liabilities	—	27,557
(Gain) loss from change in fair value of contingent considerations	(3,546)	120
(Gain) loss from change in fair value of currency forward contract	(211)	1,200
Gain from extinguishment of debt	—	(304)
Deferred City Semi compensation	203	375
Deferred tax liabilities	1,532	—
Amortization of right-of-use assets	1,463	—
Changes in operating assets and liabilities:
Accounts receivable	(8,854)	(3,047)
Inventory	(2,406)	(2,730)
Accounts payable	2,945	625
Accrued expenses and other current liabilities	1,587	2,578
Accrued payroll liabilities	(843)	236
Deferred revenue	93	(1,113)
Prepaid and other current assets	(6,129)	(2,848)
Operating lease liabilities	(1,159)	—
Other long-term liabilities	(1,322)	782
Net cash used in operating activities	(58,815)	(36,913)
Cash flows from investing activities:
Purchases of property and equipment	(4,508)	(1,668)
Purchases of intangible assets	—	(784)
Business combinations, net of cash	(8,705)	—
Net cash used in investing activities	(13,213)	(2,452)
Cash flows from financing activities:
Proceeds from issuance of SAFEs	—	5,000
Proceeds from issuance of common stock/At-the-market offering	12,273	—
Offering costs for the issuance of common stock/At-the-market offering	(273)	—
Proceeds from issuance of debt obligations	1,059	155
Proceeds from reverse recapitalization	—	377,663
Issuance costs related to reverse recapitalization	—	(19,902)
Payments on debt obligations	(1,404)	(15,008)
Payments on financed software	(3,224)	(2,270)

Redemption of Class H units	—	(900)
Payments on business combination	(5,000)	—
Payments of City Semi deferred compensation	(1,000)	(399)
Proceeds from exercise of stock options	100	—
Net cash provided by financing activities	2,531	344,339
Effect of exchange rate changes on cash and cash equivalents	804	193
Net increase (decrease) in cash and cash equivalents	(68,693)	305,167
Cash, cash equivalents and restricted cash at beginning of period	219,464	18,698
Cash, cash equivalents and restricted cash at end of period	$150,771	$323,865

Supplemental disclosure of cash flow information:
Cash paid for interest	$218	$1,188

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$275	$206
Conversion of historical members' equity	$—	$41,278
Class G warrants cashless exchange	$—	$407
Conversion of SAFEs	$—	$86,100
Conversion of Embry Notes	$—	$4,119
Recognition of earn-out considerations	$—	$119,759
Accrual for purchases of intangible assets	$—	$12,198
Recognition of warrant liabilities	$—	$74,408
Contingent consideration for business combination	$8,204	$—
Accrual for purchase consideration for business combination	$9,674	$—
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
(Unaudited)
1.    Nature of the Business and Basis of Presentation

indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) and its subsidiaries are collectively referred to herein as the “Company.” The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden and Munich, Germany; Cambridge, England; Edinburgh, Scotland; Rabat, Morocco; Haifa, Israel; Quebec City, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexibility that it provides to the capital markets and to best time its equity capital needs. As of September 30, 2022, indie has raised gross proceeds of $12,273 and issued 1,506,892 shares of Class A common stock at an averaged per-share sales price of $8.14 through this program and had approximately $137,727 available for future issuances under the ATM Agreement. For the three months ended September 30, 2022, indie incurred total issuances costs of $273.

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

Impact of COVID-19 and Macroeconomic Conditions

The impact of the COVID-19 pandemic as well as macroeconomic conditions, including rising interest rates, inflationary pressures, and volatility in the global financial markets, have affected business conditions in our industry. The duration, severity, and future impact of these conditions cannot be predicted; therefore the full extent to which these conditions will directly or indirectly impact the Company’s business operations, results of operations and financial condition is uncertain. Furthermore, like many companies in the semiconductor industry, we are experiencing various supply constraints, including global supply imbalances. While we are working with our global supply chain partners to mitigate this risk, the duration and extent of the supply chain disruptions remain uncertain. Refer to Part I, Item 1A of our 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors” for more information.

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which 84% was owned by indie as of September 30, 2022. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries Indie Services Corporation, indie LLC and Indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH and Symeo GmbH, both of which are private limited liability companies incorporated under the laws of Germany, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc., a company incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with 64% voting controlled and 44% owned by the Company as of September 30, 2022 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Japan, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

All significant intercompany accounts and transactions of the subsidiaries have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. The noncontrolling interest attributable to the Company’s less-than-wholly-owned subsidiary is presented as a separate component from stockholders’ equity (deficit) in the condensed consolidated balance sheets, and a noncontrolling interest in the condensed consolidated statements of operations and condensed consolidated statements of stockholders’ equity (deficit) and noncontrolling interest.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. indie is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Transaction, the Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the Company’s common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company achieves total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company issues more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. The Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. Other than the accounting policies discussed in Note 16, Leases, related to the adoption of ASC 842, Leases, there has been no material change to the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

2.    Business Combinations

The Company acquired TeraXion, Inc. (“TeraXion”) and ON Design Israel Ltd. (“ON Design Israel”) in October 2021 and Symeo GmbH (“Symeo”) in January 2022. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The following presents the final allocation of the purchase consideration to the assets acquired and liabilities assumed for TeraXion and ON Design Israel, and the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for Symeo as of September 30, 2022:

	Symeo GmbH	TeraXion	ON Design Israel
Purchase price - cash consideration	$10,000	$74,050	$6,107
Purchase price - cash consideration (Accrual)	9,674	—	7,500
Add: debt paid at closing	—	6,857	—
Less: cash acquired	(1,295)	(5,625)	(1,133)
Net cash paid	18,379	75,282	12,474

Purchase price - equity consideration
Common stock	—	65,192	—
Options	—	17,249	—
Total equity consideration	—	82,441	—

Earn out shares	8,204	—	—
Contingent consideration	—	—	4,000
Net consideration	$26,583	$157,723	$16,474

Fair value of net assets and liabilities assumed:
Current assets other than cash	2,857	7,627	119
Property and equipment	1,039	4,992	1,424
Developed technology	6,631	17,305	—
In-progress research & development	2,170	—	10,100
Customer relationships	2,411	13,059	—
Backlog	603	16	—
Trade name	965	6,946	—
Other non-current assets	36	—	66
Current liabilities	(1,461)	(5,840)	(537)
Deferred revenue	—	(1,025)	—
Deferred tax liabilities, non-current	(2,935)	(10,030)	(2,400)
Long-term debt	—	(7,580)	—
Total fair value of net assets acquired	12,316	25,470	8,772

Goodwill	$14,267	$132,253	$7,702

Any changes in the estimated fair values of the net assets recorded for the business combination of Symeo upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Any subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined.

For all three acquisitions, trade receivables and payables, as well as other current and non-current assets and liabilities, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates. The fair value of property, plant and equipment utilized a replacement cost method incorporating the age, quality and condition of the assets.

Because the acquisition related to Symeo occurred relatively recently, the magnitude of the transaction and the significant information to be obtained and analyzed, some of which resides in foreign jurisdictions, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of November 10, 2022, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

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

The aggregate purchase price of this acquisition was CAD $200,000 (the “Purchase Price”), which was payable 50% in cash and 50% in indie’s shares of Class A common stock, subject to various purchase price adjustments. Upon completion of the transaction, the total consideration paid for this acquisition consisted of (i) approximately $75,282 in cash (including debt paid at closing and net of cash acquired); (ii) the issuance by indie of 5,805,144 shares of indie Class A common stock with a fair value of $65,192 based on the market value of $11.23 per share; and (iii) the assumption by indie of TeraXion options, which became exercisable to purchase 1,542,332 shares of indie Class A common stock with a fair value of $17,249.

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

As of September 30, 2022, the Company finalized the opening net assets acquired and goodwill as follows:

	Preliminary Valuation	Adjustments	Final Valuation
Property and equipment	$6,009	$(1,017)	$4,992
Developed technology	43,594	(26,289)	17,305
In-progress research & development	10,304	(10,304)	—
Customer relationships	12,682	377	13,059
Backlog	2,378	(2,362)	16
Trade name	6,125	821	6,946
Deferred tax liabilities, non-current	(20,272)	10,242	(10,030)
Goodwill	103,721	28,532	132,253

Changes in fair value of fixed assets and deferred tax liabilities, non-current were a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows. As a result, the Company recorded an adjustment to the amortization of intangible assets of $2,491 in the condensed consolidated statement of operations during the three and nine months ended September 30, 2022 that would have been recorded during the prior periods if the adjustment to the intangible assets had been recognized as of the date of the acquisition.

The fair value of property, plant and equipment utilized a replacement cost method incorporating the age, quality and condition of the assets.

Developed technology relates to various laser systems, optical sensing and optical communication products offered by TeraXion at the time of the acquisition. Developed technology was valued using relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar technologies and was further adjusted to reflect the maintenance R&D expenses associated with sustaining the technology. The economic useful life was determined to be four years based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.

Customer relationships represents the fair value of future projected revenue that will be derived from sales of products to existing customers of TeraXion. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be ten years.

Backlog relates to various purchase orders in place with TeraXion’s customers at the time of the acquisition. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be two years was determined.

Trade name relates to the “TeraXion” trade name. The fair value was determined by applying the relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar brand names. The economic useful life was determined to be seven years.

Under both the relief from royalty and multi-period excess earnings methods, the fair value models incorporated estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. Because the estimates and assumptions made by management at the time of the acquisitions are unobservable and significant to the overall fair value measurement of these acquired identifiable intangible assets, the corresponding fair values are classified as Level 3 fair value hierarchy measurements.

As of September 30, 2022, indie incurred approximately $1,674 of acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses.

There are no amounts of revenue and earnings of TeraXion included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and TeraXion as if the closing of the acquisition had occurred on January 1, 2021:

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Combined revenue	$17,875	$47,374
Combined net loss before income taxes	(108,776)	(86,638)

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

Acquisition of ON Design Israel Ltd.

On October 1, 2021, indie entered into a definitive agreement and completed its acquisition of ON Design Israel Ltd. for $4,974 in cash paid upon close (net of cash acquired), $7,500 is to be paid in 2022 of which $5,000 was paid as of September 30, 2022. The remaining balance of $2,500 is reflected in Accrued expenses and other current liabilities and was paid in October 2022. Lastly, up to $7,500 would become payable upon achievement of certain milestones. Upon completion of the acquisition, ON Design Israel was renamed to indie Semiconductor Design Israel Ltd and became a wholly-owned subsidiary of the Company.

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

As of September 30, 2022, the Company finalized the opening net assets acquired and goodwill as follows:

	Preliminary Valuation	Adjustment	Final Valuation
Property and equipment	$1,315	$109	$1,424
Developed technology	5,077	(5,077)	—
In-progress research & development	1,562	8,538	10,100
Current liabilities	(754)	217	(537)
Deferred tax liabilities, non-current	(1,578)	(822)	(2,400)
Goodwill	10,667	(2,965)	7,702

Changes in fair value of fixed assets and deferred tax liabilities, non-current were a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows. As a result, the Company recorded an adjustment to the amortization of intangible assets of $169 in the condensed consolidated statement of operations during the three and nine months ended September 30, 2022 that would have been recorded during the prior periods if the adjustment to the intangible assets had been recognized as of the date of the acquisition.

The fair value of in-process research and development (“IPR&D”), was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows. Under the multi-period excess earnings method, the fair value models incorporated estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. Because the estimates and assumptions made by management at the time of the acquisitions are unobservable and significant to the overall fair value measurement of these acquired identifiable intangible assets, the corresponding fair values are classified as Level 3 fair value hierarchy measurements.

As of September 30, 2022, indie incurred approximately $392 of acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $4,000 as of the acquisition date. The maximum contingent consideration payable in connection with the acquisition is $7,500. The acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches. The first tranche (“Tapeout”) is payable, up to a maximum of $2,500, upon the achievement of tapeout of certain product designs acquired from the seller within 30 months of the acquisition. The second tranche (“Design Win”) is payable, up to a maximum of $5,000, upon indie’s achievement of a design win related to certain acquired product designs within 36 months of the acquisition. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. During the six months ended June 30, 2022, management determined that the product designs specified in the contingent consideration arrangement would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value of Tapeout and Design Win contingent consideration liabilities were reduced to zero during the three months ended June 30, 2022.

Pro forma financial information for the three and nine months ended September 30, 2021 for ON Design Israel is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.

Acquisition of Symeo GmbH

On October 21, 2021, indie entered into a definitive agreement with ADI to acquire Symeo. The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8,705 in cash at closing, net of cash acquired; (ii) a $10,000 promissory note payable in January 2023 with a fair market value of $9,674; and (iii) an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $8,204 on January 4, 2022. The acquisition date fair value of the equity-based earn-out was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. This earn-out has two tranches. Both tranches are payable upon Symeo achieving a revenue threshold of $5,000 by March 31, 2023, another revenue threshold of $6,000 by March 31, 2024 and annual gross margin of Symeo for each period of greater than 65%. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statements of operations. The fair value of these contingent consideration liabilities was $4,330 and $4,007, respectively, as of September 30, 2022. The first tranche of this earn-out liability is reflected in Accrued expense and other current liabilities and the second tranche is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2022.

indie incurred various acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses. Total costs incurred is de minimis as of September 30, 2022.

Pro forma financial information for the three and nine months ended September 30, 2021 for Symeo is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.
3.    Inventory, Net

Inventory, net consists of the following:

	September 30, 2022	December 31, 2021
Raw materials	$4,241	$2,380
Work-in-process	5,264	6,301
Finished goods	4,069	2,151
Inventory, gross	13,574	10,832
Less: Inventory reserves	1,995	1,752
Inventory, net	$11,579	$9,080
During the three months ended September 30, 2022 and 2021, the Company recognized write-downs in the value of inventory of $485 and $13, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized write-downs in the value of inventory of $1,192 and $78, respectively.

4.    Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	September 30, 2022	December 31, 2021
Production tooling	4	$10,055	$10,158
Lab equipment	4	5,484	4,489
Office equipment	3 - 7	3,460	1,893
Leasehold improvements	*	702	395
Construction in progress		1,111	256
Property and equipment, gross		20,812	17,191
Less: Accumulated depreciation		8,303	6,101
Property and equipment, net		$12,509	$11,090
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $753 and $254 for the three months ended September 30, 2022 and 2021, respectively. The Company recognized depreciation expense of $2,311 and $685 for the nine months ended September 30, 2022 and 2021, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

5.    Intangible Assets, Net

Intangible assets, net consist of the following:

	September 30, 2022				December 31, 2021
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.7	$24,305	$(4,558)	$19,747	6.7	$49,040	$(1,374)	$47,666
Software licenses	2.0	23,305	(10,009)	13,296	2.5	23,297	(6,286)	17,011
Customer relationships	8.1	15,470	(1,379)	14,091	6.7	12,682	(365)	12,317
Intellectual property licenses	1.3	1,777	(1,707)	70	1.5	1,736	(1,687)	49
Trade names	5.7	7,911	(967)	6,944	6.7	6,125	(182)	5,943
Backlog	1.3	619	(203)	416	1.8	2,378	(239)	2,139
Effect of exchange rate on gross carrying amount		(4,705)		(4,705)		(631)	—	(631)
Intangible assets with finite lives		68,682	(18,823)	49,859		94,627	(10,133)	84,494

IPR&D		12,270	—	12,270		11,866	—	11,866
Effect of exchange rate on gross carrying amount		(1,265)	—	(1,265)		(75)	—	(75)
Total intangible assets with indefinite lives		11,005	—	11,005		11,791	—	11,791

Total intangible assets		$79,687	$(18,823)	$60,864		$106,418	$(10,133)	$96,285

The Company obtained software licenses, which it uses for its research and development efforts related to its products. In fiscal 2022 and 2021, the Company obtained additional software licenses. Further, the Company has acquired developed technology, customer relationships, trade names, backlog and IPR&D as a result of the business combinations. The change in gross amount of intangible assets is related to the business combination valuation for TeraXion and ON Design that was finalized during the three months ended September 30, 2022. See Note 2 - Business Combinations for additional information.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses these assets for impairment on a periodic basis. As of September 30, 2022, the Company determined that there was no impairment of intangible assets.

Amortization of intangible assets for the three months ended September 30, 2022 and 2021 was $51 and $1,459, respectively. Amortization for the nine months ended September 30, 2022 and 2021 was $8,859 and $2,222, respectively. Amortization of intangible assets is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of September 30, 2022, amortization expense for each of the next five fiscal years is expected to be as follows:

2022 (remaining three months)	$3,455
2023	14,933
2024	11,806
2025	6,462
2026	3,389
Thereafter	9,814
$49,859
6.    Goodwill
The following table sets forth the carrying amount and activity of goodwill as of September 30, 2022:

Amount
Balance as of December 31, 2021	$115,206
Acquisitions (Note 2)	14,268
Measurement period adjustment for business combinations from prior year	25,567
Effect of exchange rate on goodwill	(13,003)
Balance as of September 30, 2022	$142,038
The change in goodwill is primarily driven by $14,268 increase during the nine months ended September 30, 2022 due to acquisition of Symeo that was completed during the period, $25,567 increase related to the finalization of business combination valuations for TeraXion and ON Design and partially offset by $13,003 decrease in value due to effect of exchange rate on goodwill. See Note 2 for a detailed discussion of goodwill acquired as well as adjustments due to finalization of the business combination valuations.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the nine months ended September 30, 2022.

7.    Debt
The following table sets forth the components of debt as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
Short term loans	$1,830	$—	$1,830	$810	$—	$810
Promissory note	10,000	(100)	9,900	—	—	—
CIBC loan	5,537	(15)	5,522	7,102	(19)	7,083
Total debt	$17,367	$(115)	$17,252	$7,912	$(19)	$7,893
The outstanding debt as of September 30, 2022 and December 31, 2021 is classified in the condensed consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021
Current liabilities - Current debt obligations	$13,082	$2,275
Noncurrent liabilities - Long-term debt, net of current maturities	4,170	5,618
Total debt	$17,252	$7,893
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
As of September 30, 2022 and December 31, 2021, there was no outstanding balance on the revolving line of credit. The Company’s borrowings under the revolving line of credit were subject to an aggregate borrowing limit of $20,000 as of September 30, 2022 and December 31, 2021. Total borrowings at any given time under the revolving line of credit are limited to a percentage of domestic accounts receivables less than 90 days past due and other factors.
The revolving line of credit is subject to debt covenants which, if violated, could result in the outstanding balance becoming immediately due. The Company has complied with or obtained waivers for all such covenants as of the date these financial statements were issued.

TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. As of September 30, 2022 and December 31, 2021 the outstanding principal balance and credit limit of the loan was $5,537 and $7,102, or CAD7,583 and CAD8,976, respectively. This loan is secured with an authorized credit facility of CAD7,000 from the bank, bearing interest at prime rate plus 0.25%. This line of credit was unused as of September 30, 2022 and December 31, 2021.

Short Term Loans
Wuxi
On November 13, 2019, Wuxi entered into a short-term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY2,000, or approximately $285, and bearing interest of 4.785% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. On November 13, 2020, the terms of the agreement were extended for twelve months, and the principal and interest were due on November 15, 2021. On November 19, 2021, the total outstanding balance with CITIC Group Corporation was fully paid off. On January 19, 2022, Wuxi entered into a short-term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY2,000, or approximately $315, and bearing interest of 3.90% per annum. On June 21, 2022, Wuxi increased its short-term loan principal with CITIC by CNY3,000, or approximately $448, and bearing interest of 3.70% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. As of September 30, 2022, the total outstanding short-term loan with CITIC Group Corporation Ltd. was CNY5,000, or approximately $704.

On October 15, 2020, Wuxi entered into a short-term loan agreement with Bank of Ningbo (“NBCB”) with aggregate principal balance of CNY1,000 or approximately $151 and bearing interest of 4.785%. On April 29, 2021, Wuxi increased its short-term loan principal with NBCB by CNY1,000 or approximately $155 to a total principal balance of CNY4,000. On October 14, 2021, the borrowing from October 15, 2020 was fully paid off. On October 18, 2021, Wuxi re-entered into a short-term loan agreement with NBCB for CNY1,000, or approximately $150 and bearing interest of 4.785%. On April 26, 2022, the entire loan balance was paid off, and on April 27, 2022 Wuxi entered into a short-term loan agreement with NBCB with aggregate principal balance of CNY2,000, or approximately $304, and bearing interest of 4.26% per annum. On June 24, 2022, Wuxi increased its principal balance by CNY3,000, or $448, and bearing interest of 3.15% per annum. As of September 30, 2022, the total outstanding short-term loan with NBCB was CNY5,000, or $704. As of December 31, 2021, the total outstanding short-term loan with NBCB was CNY2,000, or $315.

On November 18, 2021, Wuxi also entered into a short-term loan agreement with Bank of Nanjing with aggregate principal balance of CNY3,000, or approximately $453, and bearing interest of 4.00%. As of September 30, 2022, the total outstanding short-term loan with Bank of Nanjing was CNY3,000, or $422. As of December 31, 2021, the total outstanding short-term loan with Bank of Nanjing was CNY3,000, or $472.

Symeo Promissory Note

In connection with the Symeo acquisition on January 4, 2022, the Company issued a short-term interest-free promissory note of $10,000, payable upon its maturity of January 31, 2023. As of September 30, 2022, the outstanding principal balance was $10,000 and the carrying value was $9,900.

The table below sets forth the components of interest expense for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense on debt obligations:
Contractual interest	$91	$24	$265	$977
Amortization of discount and issuance cost	75	1	226	198
Total interest expense	$166	$25	$491	$1,175
8.    Warrant Liability

In connection with the June 10, 2021 Transaction, holders of TB2 Class A ordinary shares automatically received Class A common stock of indie, and holders of TB2 warrants automatically received 17,250,000 warrants of indie with substantively identical terms (“Public Warrants”). At the closing of the Transaction, 8,625,000 Class B ordinary shares of TB2 owned by

Thunder Bridge Acquisition II LLC, a Delaware limited liability company (the “Sponsor”), automatically converted into 8,625,000 shares of indie Class A common stock, and 8,650,000 private placement warrants held by the Sponsor, each exercisable for one Class A ordinary share of TB2 at $11.50 per share, automatically converted into warrants to purchase one share of indie Class A common stock at $11.50 per share with substantively identical terms (the “Private Placement Warrants”). Also at the Closing, TB2 issued 1,500,000 working capital warrants to an affiliate of the Sponsor in satisfaction of a working capital promissory note of $1,500 (the “Working Capital Warrants” and, together with the Private Placement Warrants, the “Private Warrants”). These Working Capital Warrants have substantially identical terms to the Private Placement Warrants.

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

The Company has reviewed the terms of warrants to purchase its Class A common stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its condensed consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the condensed consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in Other income (expense), net. The Company determined that all warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations (see Note 10). At the closing of the Transaction on June 10, 2021, the warrants had an initial fair value of $74,408, which was recorded as liability and a reduction to additional paid in capital in the condensed consolidated balance sheet.

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

As of September 30, 2022, there have been no exercises of the warrants and the fair value was $51,872.

9.     Contingent and Earn-Out Liabilities
Earn-Out Milestones

Certain of indie’s stockholders are entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the earn-out milestones are met. The earn-out milestones represent two independent criteria, each of which entitles the eligible stockholders to 5,000,000 earn-out shares per milestone met. Each earn-out milestone is considered met if at any time following the Transaction and prior to December 31, 2027, the volume weighted average price of indie’s Class A common stock is greater than or equal to $12.50 or $15.00 for any twenty trading days within any thirty-trading day period, respectively. Further, the earn-out milestones are also considered to be met if indie undergoes a Sale. A Sale is defined as the occurrence of any of the following for indie: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock ceases to be listed on a national securities exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.
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
As of November 9, 2021, the first earn-out milestone was achieved while the second Earn-Out Milestone remains unachieved. The achievement of the first earn-out milestone eliminated the variability in the arrangement that previously prevented this instrument to be equity-classified. As a result, the earn-out liabilities associated with the first Earn-Out Milestone were recorded to Additional paid-in capital in the condensed consolidated balance sheet at its fair value. At the same time, the unearned liabilities associated with the second Earn-Out Milestones were also remeasured to its fair value and reclassified per ASC 815-40 to Additional paid-in capital in the condensed consolidated balance sheet.
As of December 31, 2021, there was no liability remaining on the balance sheet.
Contingent Considerations

On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at a fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. The fair value of the second tranche contingent consideration liabilities was $1,340 as of September 30, 2022.

On October 1, 2021, in connection with the acquisition of ON Design Israel, the Company recorded contingent consideration as a long-term liability at a fair value of $4,000. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $2,500, upon the achievement of Tapeout of certain product designs acquired from the seller within 30 months of the acquisition. The second tranche is payable, up to a maximum of $5,000, upon indie’s achievement of a Design Win related to certain acquired product designs within 36 months of the acquisition. During the three months ended June 30, 2022, management determined that the product design specified in the contingent consideration provision would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero as of June 30, 2022. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations for the nine months ended September 30, 2022.

On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $4,212 and $3,992, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 by December 31, 2022. The second tranche is payable upon Symeo’s achievement of a revenue threshold of $6,000 by December 31, 2023. The fair value of the first and second tranche contingent consideration liabilities as of September 30, 2022 was $4,330 and $4,007, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
10.    Fair Value Measurements
The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s term loans generally approximated their carrying values given their relative shorter-term in nature. The fair value of the promissory note in relation with the Symeo acquisition was determined using valuation inputs categorized as Level 3.

As of September 30, 2022, the Company held currency forward contracts of $3,550 to sell United States dollars and to buy Canadian dollars at a forward rate. Any changes in the fair value of these contracts are reflected in the condensed consolidated statement of operations. The fair value of the currency forward contracts was determined using valuation inputs categorized as Level 2. The change in fair value the three and nine months ended September 30, 2022 was a gain of $211.

The following table presents the Company’s fair value hierarchy for financial liabilities:

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$—	$20,994	$20,994
Public Warrants	$30,878	$—	$—	$30,878
City Semi Contingent Consideration - Second Tranche	$—	$—	$1,340	$1,340
Symeo Contingent Consideration - First Tranche	$—	$—	$4,330	$4,330
Symeo Contingent Consideration - Second Tranche	$—	$—	$4,007	$4,007
Symeo Promissory Note	$—	$—	$9,674	$9,674

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$—	$40,092	$40,092
Public Warrants	$60,375	$—	$—	$60,375
ON Design Israel Contingent Consideration - Tapeout	$—	$—	$1,817	$1,817
ON Design Israel Contingent Consideration - Design Win	$—	$—	$2,222	$2,222
City Semi Contingent Consideration - Second Tranche	$—	$—	$980	$980

As of September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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
The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	September 30, 2022	December 31, 2021
	Input	Input
Liabilities:
Warrants
Expected volatility	50.50%	36.00%
City Semi Contingent Consideration - Second Tranche
Discount rate	10.80%	10.80%
ON Design Israel Contingent Consideration - Tapeout
Discount rate	N/A	4.37%
ON Design Israel Contingent Consideration - Design Win
Discount rate	N/A	4.37%
Symeo Contingent Consideration - First Tranche
Discount Rate	8.03%	N/A
Symeo Contingent Consideration - Second Tranche
Discount Rate	8.03%	N/A
Symeo Promissory Note
Discount rate	3.13%	N/A

11.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained an approximate 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC, was approximately 84% as of September 30, 2022.

In connection with the Transaction, the Company issued to ADK Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of September 30, 2022, the Company had an aggregate of 23,749,676 shares of Class V common stock issued and outstanding.

ADK LLC held 64% and 50% voting control and 44% and 50% ownership interest in Wuxi as of September 30, 2022 and December 31, 2021, respectively. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of September 30, 2022, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries as of and for the three and nine months ended September 30, 2022 and 2021. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.
12.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present revenue disaggregated by geography of the customer’s shipping location for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$11,426	$2,033	$26,676	$5,910
Greater China	10,911	7,591	31,163	17,800
Europe	5,368	711	13,022	1,523
Rest of North America	1,109	1,286	3,440	2,513
Rest of Asia Pacific	881	127	2,442	701
South America	321	409	1,027	1,004
Total revenue	$30,016	$12,157	$77,770	$29,451

Contract Balances
Certain assets or liabilities are recorded depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Contract liabilities primarily relate to deferred revenue, including advance consideration received from customers for contracts prior to the transfer of control to the customer, and therefore revenue is recognized upon delivery of products and services or as the services are performed. The Company recorded unbilled revenue of $1,851 and $402 as of September 30, 2022 and December 31, 2021, respectively, as part of its Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
The following table presents the liabilities associated with the engineering services contracts as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Deferred revenue	$1,627	$1,840
As of September 30, 2022 and December 31, 2021, contract liabilities were included as Deferred revenue and classified as current liabilities in the condensed consolidated balance sheets.
During the three months ended September 30, 2022 and 2021, the Company recognized $139 and $206, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the nine months ended September 30, 2022 and 2021, the Company recognized $1,103 and $819, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2022, the amount of performance obligations that have not been recognized as revenue was $39,885, of which approximately 63% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, some of our customers accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	36.7%	25.7%	37.3%	39.3%
Customer B	—%	12.9%	—%	5.4%

The loss of these customers would have a material impact on the Company’s condensed consolidated financial results.
The largest customer represented 27% of accounts receivable as of September 30, 2022 and the one largest customer represented 31% of accounts receivable as of December 31, 2021. No other individual customer represented more than 10% of accounts receivable at either September 30, 2022 or December 31, 2021.
13.    Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$68	$—	$81	$—
Research and development	7,048	2,588	21,112	5,185
Selling, general, and administrative	2,547	3,629	9,652	9,000
Total	$9,663	$6,217	$30,845	$14,185

Stock compensation expense for the three and nine months ended September 30, 2022 included $1,770 and $5,117, respectively, which represents liability classified awards for the Company’s 2022 annual incentive plan accrual.
14.    Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(45,432)	$(108,161)	$(37,030)	$(84,812)
Less: Net loss attributable to noncontrolling interest	(7,825)	(28,512)	(6,022)	(22,127)
Net loss attributable to indie Semiconductor, Inc.	$(37,607)	$(79,649)	$(31,008)	$(62,685)
Net loss attributable to common shareholders - dilutive	$(37,607)	$(79,649)	$(31,008)	$(62,685)

Denominator:
Weighted average shares outstanding - basic	120,507,152	96,368,379	116,272,459	58,791,245

Weighted average common shares outstanding—diluted	120,507,152	96,368,379	116,272,459	58,791,245

Net loss per share attributable to common shares— basic	$(0.31)	$(0.83)	$(0.27)	$(1.07)
Net loss per share attributable to common shares— diluted	$(0.31)	$(0.83)	$(0.27)	$(1.07)

The Company’s potentially dilutive securities, which include SAFEs, unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, warrants for Class A units (public and private), unexercised options, earn-out shares and escrow shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to shareholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SAFEs	—	—	—	7,651,982
Unvested Class B units	—	—	—	1,817,375
Unvested Phantom units	1,060,119	1,727,730	1,060,119	1,727,730
Unvested Restricted stock units	8,248,983	3,437,188	8,248,983	3,437,188
Convertible Class V common shares	23,749,676	33,827,371	23,749,676	33,827,371
Public warrants for the purchase of Class A common shares	17,250,000	17,250,000	17,250,000	17,250,000
Private warrants for the purchase of Class A common shares	10,150,000	10,150,000	10,150,000	10,150,000
Unexercised options	368,875	—	368,875	—
Earn-out Shares	5,262,657	10,000,000	5,262,657	10,000,000
Escrow Shares	1,725,000	3,450,000	1,725,000	3,450,000
	67,815,310	79,842,289	67,815,310	89,311,646
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

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. Through September 30, 2022, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, we have not recorded a liability under the TRAs.

The Company recorded a benefit (provision) for income taxes of $(863) and $36 for the three months ended September 30, 2022 and 2021, respectively. The Company recorded a benefit (provision) for income taxes of $665 and $(34) for the nine months ended September 30, 2022 and 2021, respectively. Income tax expense and benefits are primarily related to the Company’s operations in Canada and Europe.

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

Due to the Company’s significant R&E expenses the impact of this law change will mean that a significant portion of the Company’s total operating expenses will be taken as a deduction over a 5-year period rather than be currently deductible. The Company does not expect to pay cash taxes as a result of this change as its remaining forecasted operating expenses after excluding R&E expenses are sufficiently significant for the Company to remain in a taxable loss for 2022.
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

The table below represents lease-related assets and liabilities recorded on the condensed consolidated balance sheet:

	Balance Sheet Classification	September 30, 2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,839

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$1,632
Operating lease liabilities (noncurrent)	Operating lease liabilities	7,879
Total lease liabilities		$9,511

Lease Costs

The following lease costs were included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$607	$1,824
Short-term lease cost	11	114
Variable lease cost	43	140
Total lease cost	$661	$2,078

Supplemental Information

The table below presents supplemental information related to operating leases as of September 30, 2022:

Cash paid for amounts included in the measurement of operating lease liabilities	$533
Right-of-use assets obtained in exchange for new operating lease liabilities	$909
Weighted average remaining lease term	7.37 years
Weighted average discount rate	4.78%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as September 30, 2022:

2022 (remaining three months)	$530
2023	1,947
2024	1,431
2025	1,310
2026	1,308
Thereafter	4,819
Total minimum lease payments	11,345
Less imputed interest	(1,834)
Present value of future minimum lease payments	9,511
Less current obligations under leases	(1,632)
Long-term lease obligations	$7,879

Disclosures related to Periods Prior to Adoption of New Lease Standard

Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2021, were as follows:

2022	$1,869
2023	1,674
2024	1,303
2025	1,177
2026	1,201
Thereafter	1,686
Total minimum lease payments	$8,910
17.    Commitments and Contingencies
Litigation
The Company may be a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.
Royalty Agreement
The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended September 30, 2022 and 2021 was $368 and $221, respectively. Total royalty expense incurred in connection with these contracts during the nine months ended September 30, 2022 and 2021 was $872 and $561, respectively. These expenses are included in cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $933 and $264 are included in accrued expenses in the Company’s condensed consolidated balance sheets as of September 30, 2022 and consolidated balance sheets as of December 31, 2021, respectively.
Tax Distributions
To the extent the Company has funds legally available, the board of directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the board of directors or paid by the Company during the nine months ended September 30, 2022 and 2021.

18. Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accrued purchase consideration from business combinations	$2,500	$7,500
City Semi deferred compensation	—	833
Contingent consideration	4,830	—
Operating lease liabilities, current	1,632	—
Accrued royalties	933	264
Other (1)	5,690	6,025
Accrued expenses and other current liabilities	$15,585	$14,622
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
OUR COMPANY
indie Semiconductor offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. We focus on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden and Munich, Germany; Cambridge, England; Edinburgh, Scotland; Rabat, Morocco; Haifa, Israel; Quebec City, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China.

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Hungary, Germany, Scotland, Morocco, Israel, and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the nine months ended September 30, 2022 and 2021, approximately 53% and 67%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time its equity capital needs. As of September 30, 2022, we have raised gross proceeds of $12.3 million and issued 1,506,892 shares of Class A common stock at an averaged per-share sales price of $8.14 through this program. For the three months ended September 30, 2022, we incurred total issuances costs of $0.3 million.

Recent Acquisitions

Symeo GmbH
On October 21, 2021, we entered into a definitive agreement with Analog Devices (“ADI”) to acquire Symeo GmbH (“Symeo”). The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8.7 million in cash at closing, net of cash acquired; (ii) a $10.0 million promissory note payable in January 2023 with a fair market value of $9.7 million; and (iii) an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $8.2 million on January 4, 2022.

See Note 2 - Business Combinations for additional description of this acquisition.

Impact of COVID-19 and Macroeconomic Conditions

The impact of the COVID-19 pandemic as well as macroeconomic conditions, including rising interest rates, inflationary pressures, and volatility in the global financial markets have affected business conditions in our industry. The duration, severity, and future impact of these conditions cannot be predicted; therefore the full extent to which these conditions will directly or indirectly impact the Company’s business operations, results of operations and financial condition is uncertain. Furthermore, like many companies in the semiconductor industry, we are experiencing various supply constraints, including global supply imbalances. While we are working with our global supply chain partners to mitigate this risk, the duration and extent of the supply chain disruptions remain uncertain. Refer to Part I, Item 1A of our 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors” for more information.
OPERATING RESULTS

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$24,425	81%	$11,099	91%	$13,326	120%
Contract revenue	5,591	19%	1,058	9%	4,533	428%
Total revenue	$30,016	100%	$12,157	100%	$17,859	147%
Revenue for the three months ended September 30, 2022 was $30.0 million, compared to $12.2 million for the three months ended September 30, 2021, an increase of $17.9 million or 147%, which was primarily driven by a $13.3 million increase in product revenue as well as an increase in contract revenue. The increase in product revenue was due primarily to higher product volume (units sold) given the continued growth in demand from our customers globally. Change in product mix and increases in average selling price (“ASP”) also contributed to the increase in product revenue year-over-year. The increase in contract revenue of $4.5 million or 428% was primarily due to commencement of a large multi-year non-recurring engineering project with a top customer in the current year.
Operating Expenses

	Three Months Ended September 30,
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$14,970	50%	$6,930	57%	$8,040	116%
Research and development	30,229	101%	15,043	124%	15,186	101%
Selling, general, and administrative	10,676	36%	11,442	94%	(766)	(7)%
Total operating expenses	$55,875	186%	$33,415	275%	$22,460	67%

Cost of goods sold for the three months ended September 30, 2022 was $15.0 million, compared to $6.9 million for the three months ended September 30, 2021. The increase of $8.0 million or 116% was primarily due to a $4.1 million increase in product shipments in connection with the increase in products sold, as described above, a $1.7 million increase due to change in product mix and a $2.6 million increase in product cost. Total cost of goods sold for the three months ended September 30, 2022 also included $1.5 million in amortization related to acquired intangible assets as a result of the recent business combinations.
Research and development expense for the three months ended September 30, 2022 was $30.2 million, compared to $15.0 million for the three months ended September 30, 2021. The increase of $15.2 million or 101% was primarily due to a $6.6 million increase in personnel costs as we increased the number of employees working on product development, a $6.3 million increase in product development costs, $4.5 million increase in share-based compensation expense. The increase in share-based compensation expense was primarily driven by the additional awards issued since the prior year. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the three months ended September 30, 2022 was $10.7 million, compared to $11.4 million for the three months ended September 30, 2021. The decrease of $0.8 million or 7% was primarily due to a $0.7 million adjustment recorded to amortization for intangible assets as a result of finalizing the purchase accounting for the business combinations of TeraXion and OnDesign. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

Other income (expense), net

	Three Months Ended September 30,
	2022	2021
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$612	$16	$596	3725%
Interest expense	(166)	(25)	(141)	564%
Loss from change in fair value of warrants	(19,059)	(40,401)	21,342	(53)%
Loss from change in fair value of earn-out liabilities	—	(45,496)	45,496	(100)%
Loss from change in fair value of contingent considerations	(121)	(20)	(101)	505%
Other income (expense)	24	(1,013)	1,037	(102)%
Total other income (expense), net	$(18,710)	$(86,939)	$68,229	(78)%
Interest income for the three months ended September 30, 2022 was $0.6 million, compared to $16 thousand for the three months ended September 30, 2021. Interest income increased in the current period primarily as a result of increases in interest rates associated with the money market funds and marketable securities.

For the three months ended September 30, 2022 and 2021, we recognized gains (losses) from change in fair value for warrants, earn-out liabilities, and contingent considerations. The gains (losses) recorded for both the three months ended September 30, 2022 and 2021 represent the following:

i) Warrants: During the three months ended September 30, 2022, we recognized an unrealized loss from change in fair value of our warrants of $19.1 million, which reflected the increase in fair value of our warrant liability. The increase in fair value of our warrant liability of $19.1 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $7.32 per share on September 30, 2022 from $5.70 per share on June 30, 2022. In the same period in the prior year, the increase in fair value was a result of the closing price our Class A common stock listed on the Nasdaq to $12.31 per share on September 30, 2021 from $9.88 per share on June 30, 2021.

ii) Earn-out liabilities: The increase in fair value of our earn-out liabilities of $45.5 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $12.31 per share on September 30, 2021 from $9.88 per share on June 30, 2021. On November 9, 2021, the first earn-out milestone was achieved, which eliminated the variability in the arrangement that previously prevented this instrument to be equity-classified. As a result, the earn-out liabilities were recorded to Additional Paid-in Capital at its fair value in November 2021 and no changes in fair value were recorded going forward.

For the three months ended September 30, 2021, other expense was primarily related to a mark-to-market loss we recorded in relation to a currency forward contract. On September 3, 2021, we entered into a CAD $85 million currency forward contract to hedge against the potential fluctuations in exchange rate between the Canadian dollar and U.S. dollar in preparation for the closing of the TeraXion acquisition in October 2021. This contract’s fair value was remeasured as of period-end, which resulted in an unrealized loss of $1.2 million and represented the change in the exchange rate between the contract issuance date and period-end. This unrealized loss was offset to a de minimis amount in the fourth quarter of 2021 as this currency forward contract was settled upon the completion of the acquisition of TeraXion in October 2021.

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

Income tax expense for the three months ended September 30, 2022 were due to results of foreign operations. Tax expense recorded for the same period last year was also the result of foreign operations.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$62,963	81%	$27,470	93%	$35,493	129%
Contract revenue	14,807	19%	1,981	7%	12,826	647%
Total revenue	$77,770	100%	$29,451	100%	$48,319	164%
Revenue for the nine months ended September 30, 2022 was $77.8 million, compared to $29.5 million for the nine months ended September 30, 2021, an increase of $48.3 million or 164%, which was primarily driven by a $35.5 million increase in product revenue as well as an increase in contract revenue. The increase in product revenue was due primarily to higher product volume (units sold) given the continued growth in demand from our customers globally. Change in product mix and increases in ASP also contributed to the increase in product revenue year-over-year. The increase in contract revenue of $12.8 million or 647% was primarily due to commencement of a large multi-year non-recurring engineering project with a top customer in the current year.
Operating expenses

	Nine Months Ended September 30,
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$44,340	57%	$17,097	58%	$27,243	159%
Research and development	88,195	113%	37,206	126%	50,989	137%
Selling, general, and administrative	35,403	46%	23,015	78%	12,388	54%
Total operating expenses	$167,938	216%	$77,318	263%	$90,620	117%
Cost of goods sold for the nine months ended September 30, 2022 was $44.3 million, compared to $17.1 million for the nine months ended September 30, 2021. The increase of $27.2 million or 159% was primarily due to a $11.3 million increase in product shipments in connection with the increase in products sold as described above, a $5.3 million increase due to change in product mix and a $5.0 million increase in product cost. Total cost of goods sold for the nine months ended September 30, 2022 also included $5.0 million in amortization related to acquired intangible assets as a result of the recent business combinations.
Research and development (“R&D”) expense for the nine months ended September 30, 2022 was $88.2 million, compared to $37.2 million for the nine months ended September 30, 2021. This increase of $51.0 million or 137% was primarily due to a $18.6 million increase in personnel costs as we increased the number of employees working on product development, a $15.9 million increase in share-based compensation expense, $12.7 million increase in product development costs and a $2.7 million increase in amortization expense related to R&D project licenses and acquired intangible assets from business combinations. We started recognizing share-based compensation expense in the second quarter of the prior year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the nine months ended September 30, 2022 was $35.4 million, compared to $23.0 million for the nine months ended September 30, 2021. The increase of $12.4 million or 54% was primarily due to a a $4.8 million increase in personnel costs due to increase in headcounts, a $2.0 million increase in intangible asset amortization from business combinations, $2.4 million increase in outside professional fees and a $0.7 million increase in share-based compensation expense. We started recognizing share-based compensation expense in the second quarter of the prior year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

	Nine Months Ended September 30,
	2022	2021
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$820	$36	$784	2178%
Interest expense	(491)	(1,175)	684	(58)%
Gain from change in fair value of SAFEs	—	21,600	(21,600)	(100)%
Gain (loss) from change in fair value of warrants	48,595	(29,085)	77,680	(267)%
Loss from change in fair value of earn-out liabilities	—	(27,557)	27,557	(100)%
Gain (loss) from change in fair value of contingent considerations	3,546	(120)	3,666	(3055)%
Gain from extinguishment of debt	—	304	(304)	(100)%
Other income (expense)	3	(914)	917	(100)%
Total other income (expense), net	$52,473	$(36,911)	$89,384	(242)%
Interest income for the nine months ended September 30, 2022 was $0.8 million, increased by $0.8 million or 2178% from the nine months ended September 30, 2021. The increase was a result of higher cash balances held in interest bearing accounts.
Interest expense for the nine months ended September 30, 2022 was $0.5 million, compared to $1.2 million for the nine months ended September 30, 2021. Interest expense relates to the routine cash and non-cash interest expenses on outstanding debt obligations. The decrease was primarily driven by all historical long-term debts held by indie before the Transaction being paid off as of June 30, 2021 post our consummation of the Transaction.
For the nine months ended September 30, 2022 and 2021, we recognized gains (losses) from change in fair value for simple agreements for future equity (“SAFE’s”), warrants, earn-out liabilities, and contingent considerations. The gains (losses) recorded for the both the nine months ended September 30, 2022 and 2021 represent the following:

i) SAFEs: Upon the closing of the Transaction on June 10, 2021, the SAFE holders converted their SAFEs to Class A common stock of indie. The gain of $21.6 million for the nine months ended September 30, 2021 represents the decrease in fair value in SAFEs from December 31, 2020 to June 10, 2021. No change in fair value of SAFEs is recorded going forward.

ii) Warrants: During the nine months ended September 30, 2022, we recognized an unrealized gain from change in fair value of our warrants of $48.6 million, which reflected the decrease in fair value of our warrant liability. The decrease in fair value of our warrant liability of $48.6 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $7.32 per share on September 30, 2022 from $11.99 per share on December 31, 2021. In the same period in the prior year, the increase in fair value was a result of the closing price our Class A common stock listed on the Nasdaq to $12.31 per share on September 30, 2021 from $10.87 per share on June 10, 2021.

iii) Earn-out liabilities: The increase in fair value of our earn-out liabilities of $27.6 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $12.31 per share on September 30, 2021 from $10.87 per share on June 10, 2021. On November 9, 2021, the first earn-out milestone was achieved, which eliminated the variability in the arrangement that previously prevented this instrument to be equity-classified. As a result, the earn-out liabilities were recorded to Additional Paid-in Capital at its fair value in November 2021 and no changes in fair value were recorded going forward.

iv) Contingent considerations: During the nine months ended September 30, 2022, we recognized an unrealized net gain from change in fair value of our contingent considerations of $3.5 million. During the nine months ended September 30, 2022, management determined that the product design specified in the contingent consideration arrangement would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero, resulting in a gain of $3.9 million.

For the nine months ended September 30, 2021, other expense was primarily related to a currency forward contract executed in preparation for the closing of the TeraXion acquisition in October 2021. At the time, we entered into a CAD $85 million currency forward contract on September 3, 2021 to hedge against the potential fluctuations in exchange rate between the Canadian dollar and U.S. dollar. This contract’s fair value was remeasured as of period-end, which resulted in an unrealized loss of $1.2 million and represented the change in the exchange rate between the contract issuance date and period-end and is recorded as part of Other income (expense) for the nine months ended September 30, 2021. This unrealized loss was offset to a de minimis amount in the fourth quarter of 2021 as this currency forward contract was settled upon the completion of the acquisition of TeraXion in October 2021.

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

Income tax benefits for the nine months ended September 30, 2022 were due to results of foreign operations. Tax expense recorded for the same period last year was also the result of foreign operations.

JOBS Act

The JOBS Act permits an emerging growth company (“EGC”) such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date on which we are deemed to be a “large accelerated filer,” which would occur if the market value of our equity securities held by nonaffiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering, or December 31, 2024.

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

On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time its equity capital needs. As of September 30, 2022, we have raised gross proceeds of $12.3 million and issued 1,506,892 shares of Class A common stock at an averaged per-share sales price of $8.14 through this program and had approximately $137.7 million available for future issuances under the ATM Agreement. For the three months ended September 30, 2022, indie incurred total issuances costs of $0.3 million.

As of September 30, 2022, our balance of cash and cash equivalents was $150.4 million.

Acquisitions

Since the closing of the Transaction, we have completed multiple acquisitions. We continually assess and plan to selectively pursue inorganic growth opportunities that are complementary to our existing technologies and portfolio of products and/or accelerate our growth initiatives. See Note 2 - Business Combinations for additional information about our recent acquisitions.

In connection with our acquisitions, we may from time to time be required to make future payments or issue additional shares of our common stock to satisfy our obligations under the acquisition agreements, including to satisfy certain earn-out requirements. For example, in January, 2022 we completed the acquisition of Symeo GmbH, for which we made an initial cash payment of approximately $10.0 million. An additional $10.0 million will be due in 2023, as well as an equity based earn out of shares of indie Class A common stock based on future revenue growth. In addition, in October 2021, we acquired ON Design Israel Ltd. for $5.0 million in cash paid upon close (net of cash acquired), $5.0 million paid as of September 30, 2022, and a final payment of $2.5 million was made in October 2022.
We expect to continue to incur net operating losses and negative cash flows from operations. We also expect our research and development expenses, general and administrative expenses and capital expenditures will increase over time as we continue to expand our operations, product offerings and customer base.

The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
Net cash used in operating activities	$(58,815)	$(36,913)	$(21,902)	59%
Net cash used in investing activities	(13,213)	(2,452)	(10,761)	439%
Net cash provided by financing activities	2,531	344,339	(341,808)	(99)%
Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the nine months ended September 30, 2022, net cash used in operating activities was $58.8 million, which included net loss of $37.0 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $52.4 million of net gains resulting from a change in fair value for warrants and contingent considerations. These non-cash decreases were partially offset by $30.8 million in share-based compensation expense and $11.2 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $16.1 million of cash, primarily driven by an increase in accounts receivable, inventory and prepaid and other current assets.
Cash used in operating activities during the nine months ended September 30, 2021 was $36.9 million, which included net loss of $84.8 million and was adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash charges primarily consisted of $36.4 million of gains resulting from a change in fair values for SAFEs, warrants, earn-out liabilities, contingent considerations and currency forward contract, and a $0.3 million net gain from extinguishment of long-term debts and forgiveness from the PPP loan. These non-cash decreases were partially offset by $14.2 million in share-based compensation expense and $2.4 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $5.5 million of cash, primarily driven by an increase in accounts receivable, inventory and prepaid and other current assets.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $13.2 million and $2.5 million, respectively. During the period ended September 30, 2022, the decrease in cash was primarily due to the acquisition of Symeo for $8.7 million, net of cash acquired, as well as an increase in cash used of $4.5 million for the purchase of capital expenditures. During the period ended September 30, 2021, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $2.5 million, which was primarily attributed to $12.0 million of net proceeds from the issuance of common stocks through the ATM, partially offset by $5.0 million paid to OnSemi as part of the deferred payments in relation to the acquisition of ON Design Israel Ltd, $3.2 million of payments on financed software and a $1.0 million payment of City Semi deferred compensation.
Net cash provided by financing activities for the nine months ended September 30, 2021 of $344.3 million was primarily attributed to $377.7 million of net cash acquired from TB2 as we closed the Transaction on June 10, 2021 and $5.0 million of proceeds from issuance of SAFEs in April 2021. These increases in cash were partially offset by $19.9 million of transaction costs incurred in connection with the Transaction and $15.0 million for the repayment of long-term debt and related termination fees. Total transaction costs incurred in relation to the Transaction was approximately $44.5 million.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of September 30, 2022:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$13,186	$2,712	$1,469	$—	$17,367
Operating leases	2,053	2,844	2,593	3,855	11,345
Deferred business acquisition payments	2,500	—	—	—	2,500
Total contractual obligations	$17,739	$5,556	$4,062	$3,855	$31,212
Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a registrant’s financial condition or results of operations. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; inventory valuation, which impacts the cost of goods sold and gross margin; business combinations, which impacts the fair value of acquired assets and assumed liabilities; goodwill and long-lived assets, which impacts the fair value of goodwill and intangible assets; warrants and earn-out liabilities valuations, which impacts the fair value of these financial instruments; and income taxes, which impacts the income tax provision. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. The Company’s critical accounting policies and estimates are disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi and Israeli New Shekel. We have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. A cumulative foreign currency translation loss of $18.3 million as of September 30, 2022 and $61 thousand as of December 31, 2021. The year-over-year change was driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of September 30, 2022 as the US dollar strengthened against foreign currencies.

As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation. To mitigate the risk, we plan to enter into additional foreign currency forward contracts in the foreseeable future.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that totals approximately $150.4 million as of September 30, 2022.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2022.

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

Material Weaknesses in Internal Control over Financial Reporting and Remediation Plan

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). As a result of this evaluation, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2021, which remain unremediated as of September 30, 2022:

a.Control Environment: The Company did not have a sufficient number of personnel with assigned responsibility and accountability for the design, operation and documentation of internal control over financial reporting in accordance with the 2013 COSO Framework.

b.Risk Assessment: The Company did not have an effective risk assessment process that defined clear financial reporting objectives and evaluated risks, including identifying and analyzing risks related to non-routine transactions such as mergers and acquisitions, at a sufficient level of detail to identify all relevant risks of material misstatement across the Company or within each acquired entity.

c.Information and Communication: The Company did not have effective information control processes, including those related to the use of manual spreadsheets, to ensure the reliability of information used in certain computations related to financial reporting.

d.Monitoring Activities: The Company did not have effective monitoring activities to assess the operation of internal control over financial reporting, including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.

e.Control Activities: As a consequence of the aforementioned deficiencies, the Company did not have effective control activities related to the design and operation of process-level controls across certain key financial reporting processes.

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

Changes in Internal Control Over Financial Reporting

As described above under “Management's Remediation Plan”, we are taking actions to remediate the material weaknesses in our internal control over financial reporting. Except as described above, there were no changes in internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates between July 28, 2022 and September 16, 2022 the Company issued an aggregate of 2,670,232 shares of its Class A common stock to three ADK Minority Holders in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the three ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 2,633,027 shares of Class V common stock held by the ADK Minority Holders were cancelled and 37,205 shares of ADK LLC units were exchanged to Class A common stock.
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
10.1
Sales Agreement, by and among the Registrant and B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC dated August 6, 2022 (incorporated by reference to Exhibit 1.2 of the Form S-3 filed by the registrant with the SEC on August 26, 2022).

10.2	Amended and restated indie Semiconductor, Inc. 2021 Omnibus Equity Incentive Plan
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 .INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 .LAB	Inline XBRLTaxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INDIE SEMICONDUCTOR, INC.

November 10, 2022	By:	/s/ Thomas Schiller
		Name:	Thomas Schiller
		Title:	Chief Financial Officer & EVP of Strategy (Principal Financial Officer)