Form 10-K
period 2022-12-31
indie Semiconductor, Inc.
filed 2023-03-28
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 001-40481
__________________________________________________________________
INDIE SEMICONDUCTOR, INC.
__________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	88-1735159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Journey Aliso Viejo, California	92656
(Address of Principal Executive Offices)	(Zip Code)
(949) 608-0854
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	INDI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock for $11.50 per share	INDIW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $5.70 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Stock Market LLC, was approximately $657.4 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s Class A and Class V common stock as of March 21, 2023, was 140,325,777 (excluding 1,725,000 Class A shares held in escrow and 645,002 Class A shares subject to restricted stock awards) and 19,829,941, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, CA

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results included in such forward-looking statements. In addition to the factors disclosed under “Risk Factors” in Part I, Item 1A herein, the following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in such forward-looking statements: downturns or volatility in general economic conditions; the impact of the COVID-19 pandemic or a similar public health crisis; the impact of Russia’s invasion of Ukraine; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; trade restrictions and trade tensions; and political or economic instability in the Company’s target markets. indie cautions that the foregoing list of factors is not exclusive.

All information set forth herein speaks only as of the date hereof, and the Company disclaims any intention or obligation to update any forward-looking statements made in this report or in its other public filings, whether as a result of new information, future events or otherwise, except as required by law.

References in this Annual Report on Form 10-K to “indie,” the “Company,” “we,” “us,” and “our” refer to indie Semiconductor, Inc., a Delaware corporation, and its consolidated subsidiaries, or (in the case of references prior to the consummation of the business combination (the “Transaction”) with Thunder Bridge Acquisition II, Ltd. (“TB2”) in June 2021) to our predecessor Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”). All references to U.S. dollar amounts are in thousands, other than share amounts, per share amount, date or the context otherwise requires.

PART I
ITEM 1. BUSINESS
Company Overview

indie offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, in-cabin, user experience (including connected car) and electrification applications. The Company focuses on edge sensors across multiple modalities spanning light detection and ranging (“LiDAR”), radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and automated vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world.

Through innovative analog, digital and mixed-signal integrated circuits (“ICs”) with software running on the embedded processors, we are developing a differentiated, market-leading portfolio of automotive products. Our technological expertise, including cutting-edge design capabilities and packaging skillsets, together with our deep applications knowledge and strong customer relationships, have enabled us to cumulatively ship over 200 million semiconductor devices since our inception.

Our go-to-market strategy focuses on collaborating with key customers and partnering with Tier 1s via aligned product development, in pursuit of solutions addressing the automotive industry’s highest growth applications. We leverage our core capabilities in system-level hardware and software integration to develop highly integrated, ultra-compact and power efficient solutions. Further, our products meet or exceed the quality standards set by the more than 25 global automotive manufacturers who utilize our devices today.

With a global footprint, we support leading customers from our design and application centers located in North and South America, Middle East, Asia and Europe, where our local teams work closely on their unique design requirements.

Recent Acquisitions
Silicon Radar

On February 21, 2023, Symeo GmbH (“Symeo”), one of our wholly-owned subsidiaries, completed its acquisition of all of the outstanding capital stock of Silicon Radar GmbH, a limited liability company organized under the laws of Germany (“Silicon Radar”). The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, indie and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9.0 million in cash, (ii) approximately 980,000 shares of indie’s Class A common stock, par value $0.0001 per share and (iii) a contingent consideration payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based and design-win milestones through December 31, 2024. The purchase price is subject to working capital and other adjustments as provided in the merger agreement.

GEO Semiconductor Inc.

On February 9, 2023, we entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation (“GEO”), with GEO surviving as a wholly-owned subsidiary of indie (the “Merger”). The aggregate consideration for the Merger, which is up to $270.0 million, consisted of (i) $90.0 million payable in cash at closing, (ii) $90.0 million payable in indie shares of Class A common stock, par value $0.0001 per share (the “Common Stock”) at closing, and (iii) up to $90.0 million payable in cash or Common Stock subject to achieving certain GEO-related revenue targets. The purchase price is subject to working capital and other adjustments as provided in the merger agreement. The transaction was completed on March 3, 2023.

Symeo GmbH

On October 21, 2021, we entered into a definitive agreement with Analog Devices (“ADI”) to acquire Symeo GmbH. The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8.7 million in cash at closing, net of cash acquired; (ii) a $10.0 million promissory note payable in January 2023 with a fair market value of $9.7 million; and (iii) an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $7.8 million on January 4, 2022.

ON Design Israel Ltd

On October 1, 2021, we entered into a definitive agreement with Onsemi (“Onsemi”) and completed the acquisition of ON Design Israel Ltd. (“ON Design Israel”), for $5.0 million in cash paid upon close (net of cash acquired), $7.5 million of cash in 2022 and up to $7.5 million of cash based on design win performance.

We paid a premium (i.e. goodwill) over the fair value of the net tangible and identified intangible assets acquired as part of the Symeo and On Design acquisitions brought us an engineering development team with broad experience in millimeter wave technology and radar system implementation, respectively, which will accelerate indie’s entry into the radar market and enable us to capture strategic opportunities among Tier 1 customers.

TERAXION, INC

On August 27, 2021, indie entered into a Share Purchase Agreement, pursuant to which indie’s wholly-owned Canadian subsidiary (“Purchaser”) agreed to purchase all of the outstanding capital stock of TeraXion from the existing stockholders. The transaction was completed on October 12, 2021 and TeraXion became a wholly-owned subsidiary of ADK, LLC as a result of this acquisition.

The aggregate purchase price of this acquisition was CAD $200.0 million (the “Purchase Price”), which was payable 50% in cash and 50% in indie’s shares of Class A common stock, subject to various purchase price adjustments. Upon completion of the transaction, the total consideration paid for this acquisition consisted of (i) approximately $75.3 million in cash (including debt paid at closing and net of cash acquired); (ii) the issuance by indie of 5,805,144 shares of indie Class A common stock with a fair value of $65.2 million based on the market value of $11.23 per share; and (iii) the assumption by indie of TeraXion options, which became exercisable to purchase 1,542,332 shares of indie Class A common stock with a fair value of $17.2 million.

TeraXion is a market leader in the design and manufacture of innovative photonic components. We paid a premium (i.e. goodwill) over the fair value of the net tangible and identified intangible assets acquired as this acquisition accelerates indie’s vision of becoming a semiconductor and software level solutions provider for multiple sensor modalities spanning ADAS and autonomous vehicles.

Execution of At-The-Market Agreement

On August 26, 2022, indie entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, we may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of December 31, 2022, indie has raised gross proceeds of $17.2 million and issued 2,131,759 shares of Class A common stock at an averaged per-share sales price of $8.07 through this program and had approximately $132.8 million available for future issuances under the ATM Agreement. For the fiscal year ended December 31, 2022, indie incurred total issuance costs of $0.4 million.

Reverse Recapitalization with Thunder Bridge Acquisition II

On June 10, 2021, we completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021 (the “MTA”). In connection with the Transaction, Thunder Bridge II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, TB2 was domesticated into a Delaware corporation and merged with and into a merger subsidiary of Surviving Pubco. Additionally, we consummated a Private Investment in Public Equity (“PIPE”) financing, pursuant to which Surviving Pubco issued 15 million Class A common shares, generating net proceeds of $150 million as a result of the Transaction. Also, on June 10, 2021, Surviving Pubco changed its name to indie Semiconductor, Inc., and listed our shares of Class A common stock, par value $0.0001 per share on The Nasdaq Stock Market LLC under the symbol “INDI.”

The Transaction was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). indie is deemed to be the accounting predecessor of the combined business and is the successor registrant for U.S. Securities and Exchange Commission (“SEC”) purposes, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The most significant change in our reported financial position and results of operations was gross cash proceeds of $399.5 million from the merger transaction, which includes $150 million in gross proceeds from the PIPE financing that was consummated in conjunction with the Transaction. The increase in cash was offset by transaction costs incurred in connection with the Transaction of approximately $43.5 million plus the retirement of indie’s long-term debt of $15.6 million. Approximately $29.8 million of the transaction costs and all of indie’s long-term debt were paid as of June 30, 2021. Approximately $21.8 million of the transaction costs paid as of June 30, 2021 were paid by TB2 as part of the closing of the Transaction. The remainder of the transaction costs were paid in the third quarter of 2021.

Industry Overview

At the highest level, semiconductors can be classified either as discrete devices, such as individual transistors, or integrated circuits, where a number of transistors and other components are combined to form a more complicated electronic subsystem. ICs can be divided into three primary categories: digital, analog, and mixed-signal. Digital ICs, such as memory devices and microprocessors, can store or perform arithmetic functions with data. Analog ICs, by contrast, handle real-world signals such as temperature, pressure, light, sound or speed, and also perform power management functions such as regulating or converting voltages for electronic devices. Mixed-signal ICs combine digital and analog functions onto a single chip and play an important role in bridging real-world inputs into the digital domain.

Historically, growth in the semiconductor industry has been driven by content expansion in computing, mobile and consumer electronics. However, research analysts anticipate that as each of these markets approaches saturation, the automotive sector will become one of the fastest growing opportunities. Specifically, according to IHS, the global automotive semiconductor market, which was valued at $54 billion in 2021, is projected to reach $130 billion by 2028, registering a compound annual growth rate (“CAGR”) over this period of 13%.

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

The three megatrends driving the automotive semiconductor market are catalyzed by: (i) the increasing electrification of vehicle drivetrains leading to the rapid proliferation of electric vehicles (“EVs”); (ii) the adoption of advanced driver assistance systems (“ADAS”) and driving automation functionality to improve road safety and strive towards higher levels of vehicle automation; and (iii) consumer demands for engaging, connected and convenient in-cabin user experience (UX).

Regarding electrification, S&P Global Mobility forecasts a 32% EV CAGR, with total annual EV production growing from 5 million in 2021, to 35 million in 2028, representing greater than one-third of all new light vehicle production. These forecast volumes are driven in part by increasing global governmental mandates to decarbonize road transportation which contributes around 16% of total greenhouse gases (“GHG”) according to the International Energy Agency, but also by improved consumer awareness and preference for low carbon vehicle options. While the state of California has been a global leader in this through its Low-Emission Vehicle (“LEV”), GHG and Zero-Emission Vehicle (“ZEV”) regulations and criteria, there is accelerating international momentum to address the climate change impact of vehicles through global forums such as the United Nations Conference of the Parties (“COP”). At COP26 in 2021, a combination of more than 100 countries, cities, states, vehicle manufacturers - including BYD Auto, Ford Motor Company, General Motors, Mercedes-Benz and Volvo Cars - and other key institutional stakeholders signed the Glasgow Declaration on Zero-Emission Cars and Vans to end the sale of internal combustion engines by 2035 in leading markets, and by 2040 worldwide. These collective initiatives, commitments and regulations – enabled by semiconductor technologies - will drive global EV uptake, reduce harmful emissions and benefit society as a whole. According to IHS, the semiconductor value to support this global drivetrain electrification will grow at a 26% CAGR, from $6.1 billion in 2021, to $30.3 billion in 2028.

In parallel to the rapid electrification of vehicles, global ADAS system deployments are expected to increase substantially, driven in part by mandates for increased vehicle safety features by governmental bodies such as the European Commission and the National Highway Traffic Safety Administration (“NHTSA”) in the United States. Better consumer safety awareness and demand created by safety assessment initiatives such as the European and U.S. New Car Assessment Programs (“NCAP”) have also directly influenced vehicle OEMs to incorporate minimum levels of crash safety and mitigation into new vehicles since 1979, and have evolved over time to include sophisticated semiconductor-enabled ADAS and automation capabilities such as Automatic Electronic Braking (“AEB”), Lane Keeping Assist (“LKA”), speed assistance and forward collision warning and, most recently, driver- and occupant monitoring (“DMS”, “OMS”), in order for a vehicle to be awarded a 5-star rating. With these global safety rating programs and governmental regulation, auto manufacturers are delivering more safety features to customers, the ADAS ECU market size will grow from $21 billion in 2021 to reach $50 billion by 2028, with corresponding semiconductor content of $8 billion to $31 billion, respectively, or a 21% CAGR, according to S&P Global.

In addition to electrified vehicle drivetrains and new safety features driving semiconductor content value in vehicles is the demand for improved in-cabin UX. In-cabin UX used to be synonymous with the in-vehicle infotainment (IVI) system, but today UX is defined by much more than IVI; consumers want intuitive, informative, connected and engaging interactions with their vehicle as they have become accustomed to with their portable consumer devices, but they also want enhanced convenience, utility, comfort and customizability of the cabin to their personal preferences, the nature of the journey or even the driver’s mood. Interior lighting, device power delivery, wireless charging, device-to-IVI interfacing, connected car networking and a multitude of utility and comfort functions enabled by small motors (such as electric seats, seat ventilation, air-conditioning vents, etc.) contribute to the wider in-cabin UX, and all require semiconductor-enabled electronics. S&P Global forecasts that the semiconductor content value for in-cabin UX, which includes IVI, connectivity and body and convenience functions, will reach $45 billion in 2028, representing a 10% CAGR from $23 billion in 2021.

indie’s addressable market is not solely dependent on global automotive vehicle volumes, but rather on the increased levels of semiconductor content that are required in vehicles to support the safety and automation systems, enhanced user experiences and electrification applications as introduced above.

Competitive Strengths

indie focuses on delivering leading-edge semiconductor hardware with embedded software solutions. Over the past 10 years, we have built trusted relationships with Tier 1 automotive suppliers. Through focused R&D, leading intellectual property and a curated strategic partner network, we are on multiple Tier 1 Approved Vendor Lists (“AVLs”). Our competitive strengths include the following:

•Positioned in the highest growth areas. Our products serve three types of automotive applications: safety systems, user experience (including connected car) and electrification. According to S&P Global, these key applications are projected to grow at a 13% CAGR, from $54 billion in 2021 to $130 billion by 2028, substantially outpacing the total global semiconductor market, and representing a significant addressable market for indie.

•Differentiated solutions with high barriers to entry. Due to the high degree of regulatory scrutiny and safety requirements in the automotive industry, the semiconductor market is characterized by stringent qualification processes, zero defect quality requirements and functionally safe design architectures. As a result, products must meet high-reliability standards and have extensive design-in timeframes. Further, the automotive environment is harsh, exposing vehicles to fluctuations in temperature and humidity and solutions require specific expertise. Given our extensive industry experience, indie has overcome these high barriers to entry and is well positioned to solve some of the most demanding Autotech design challenges.

•Partner/Customer relationships. We focus on engaging with leading global customers by developing technically differentiated, compelling and sustainable architectures. To win with customers and programs, we bring unique designs that allow major cost savings through higher levels of product integration, reducing the total number of chips needed to support multiple requirements. Toward that end, today indie is approved on multiple Tier 1 AVLs.

•Proven management team. indie’s executive management team brings extensive semiconductor experience, with past successes in delivering leading-edge technologies and creating stockholder value.

Company Strategy

We are dedicated to offering our customers a comprehensive portfolio of automotive technology solutions. We focus on designing and delivering the technologies that enable three key automotive dynamics: safety systems, enhanced in-cabin user experience (including connected car) and electrification. Core tenets of our strategy include:

•Enabling diverse, high growth applications. Our system-on-chip solutions are at the epicenter of a diverse set of emerging applications including radar, LiDAR, vision, wireless charging, wired power delivery, interior and exterior lighting, device-to-IVI interfacing, power management and small motor control.

•Delivering on existing wins and extending product reach. Our products currently support multiple Tier 1 automotive supplier platforms. In the medium term, we plan to deliver expanded LiDAR and vision solutions and bring Artificial Intelligence (“AI”) and Machine Learning (“ML”) processor acceleration capabilities into these applications.

•Leveraging our global supply chain. We have built a nimble global network of foundry, test and assembly partners that provide us with the ability to deliver superior supply chain operations. As a fabless semiconductor supplier, this approach has allowed us to maximize scalability while minimizing capital expenditures. To meet demand as the business scales, we are continue to enhance our successful strategic supply chain partnerships.

•Driving margin expansion through innovative designs and development. We intend to expand our margins through the design and development of new, more highly integrated solutions. Our engineering teams develop architectures to improve performance and efficiency while reducing the size and cost of the chip as well as the need for multiple discrete devices.

•Pursuing selective acquisitions. Since the closing of the Transaction, we have completed multiple acquisitions. We continually assess and plan to selectively pursue inorganic opportunities that are complementary to our existing technologies and portfolio of products and/or accelerate our growth initiatives.

Company Products and Solutions

Our current products include devices for a multitude of automotive applications spanning ultrasound for parking assistance, in-cabin wireless charging and USB power delivery, device interfacing through Apple CarPlay and Android Auto, and LED lighting controllers for interior and exterior applications. Products under development range from FMCW-based LiDAR, radar and vision solutions for ADAS, charging controllers for electric vehicles, smart car access solutions and cybersecurity microcontrollers. Within our ADAS portfolio, we intend to support all key sensor modalities, delivering comprehensive system-level solutions for our customers as depicted below.

Ultrasonic Sensors
• Parking assist
• Parking systems
RADAR Sensors
• Audio assistance
• Reverse info
Front Cameras
• Vehicle detection
• Collision avoidance
• Sign reading
Side / Inside Cameras
• Blind spot assist
• Lane change assist
• Driver behavior monitoring
LiDAR
• Distance and speed detection
• Obstacle detection
• Collision avoidance
• Emergency brake system
Long Range RADAR
• Audio assistance
• Obstacle detection
• ACC Stop and Go

We have deep design experience and capabilities in core technologies, allowing us to deliver leading-edge Autotech architectures. Our capabilities include, but are not limited to:

•system engineering, optimization and partitioning;
•mixed-signal and RF design;
•analog and power management;
•digital design; and
•Digital Signal Processors (“DSP”) and Arm(R)-based Microcontrollers (“MCU”)

In addition, embedded software is a cornerstone of virtually all of indie’s products. We utilize automotive grade software solutions and Arm 32-bit processors. Through our proprietary design flow, we also enable algorithm development and co-development with hardware.

TeraXion Products and Solutions

TeraXion designs and manufactures innovative photonic components on various technology platforms, including fiber Bragg gratings (“FBG”), low-noise lasers, athermal and tunable packaging, photonic integration and low-noise and high-speed electronics. These components are integrated into solutions for the laser systems, optical sensing and optical communication markets. Importantly, we are integrating TeraXion’s expertise in photonics across our automotive LiDAR offerings.

Manufacturing

Other than specific FBG and semiconductor laser-based products offered by TeraXion, indie continues to utilize a fabless business model, working with a network of third parties to manufacture, assemble and test our products. This approach allows us to focus our engineering and design resources on our core competencies and to control and reduce our fixed costs and capital expenditures.

Wafers, which are the fundamental components of our devices, are manufactured by multiple third-party foundries. Our primary foundry partners are X-FAB, HHGrace, and Global Foundries. We contract with X-FAB for mixed signal and high voltage foundry. HHGrace provides us deeper sub-micron capabilities with embedded Flash Memory.We use Global Foundries as our foundry partner for several process technologies, including advanced nodes. We dual source packaging at ASE, ATX and Hana Semiconductor. We use test services from Sigurd and Terepower. Having several sources and partners provides us with enhanced security of supply.

Manufacturing lead time is 26 weeks. The lead time for wafers is 16 weeks. The backend processing including probe, assembly, and test is about 8 weeks. The finished product is then warehoused and drop-shipped to a specific location. We currently ship products to Greater China (including Hong Kong and Taiwan), the United States, Portugal, Korea, Mexico, and Germany.

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

Since our inception, we have shipped over 200 million devices to customers and our products are powering solutions in over 25 automotive suppliers. By establishing a trusted relationship with the industry’s leading suppliers, indie is well positioned to gain a growing share of new automotive solutions.

Revenues for the years ended December 31, 2022 and 2021 include sales to Aptiv, a leading Tier 1 automotive supplier, which represented approximately 37% and 39% of total revenue, respectively. The loss of this customer would have a material impact on our consolidated financial results.

Research and Development Strategy

We have invested a significant amount of time and expense into the design and development of our products and the associated software. Our engineering teams deliver innovative mixed-signal solutions with a focus on meeting our customers’ performance requirements.

As an Autotech company, we believe that our future success depends on our ability to rapidly develop and introduce differentiated products. Our goal is to continually improve both our existing portfolio, while simultaneously introducing new solutions in order to create value for our customers. To outpace market growth, we seek to invest in opportunities that will help extend our product reach, with an emphasis on the industry’s fastest growing segments. Our attention to meeting or exceeding the stringent automotive safety and reliability requirements is fundamental to our research and development process.

To that end, we regularly review our investments to ensure alignment with our growth and profitability goals and make necessary changes in the allocation of resources as needed. In 2022, we spent approximately 109% of our revenues on research and development as we expand product development activities in support of pent-up customer demand.

Our research activities are principally conducted at our headquarters in Aliso Viejo, California and we have design centers and sales offices in Austin, TX; Boston, MA; Detroit, MI; San Francisco and San Jose, CA; Córdoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Rabat, Morocco; Haifa and Tel Aviv, Israel; Quebec City, Canada; Tokyo, Japan; Seoul, South Korea and several locations throughout China.

Process and Packaging Technology

Packaging is becoming increasingly crucial to the performance and reliability of automotive ICs, especially given the challenging operating environment of vehicles. indie’s technology development engineers have long-established expertise in delivering leading-edge capabilities, such as system-in-package (“SiP”) technology. Further, we leverage our packaging capabilities to integrate multiple chips into a single package solution.

Automotive Quality and Safety

We employ wafer and package technologies that meet or exceed the rigorous quality and safety requirements set by industry standards and our customers. Our robust development processes and company guidelines have resulted in indie devices that are capable of exceeding the requirements of AEC Q100 Automotive Grade.

Our dedication to our customers begins with a commitment to design, produce and deliver the highest quality products that meet or exceed the performance levels required for each application. We encourage our customers to frequently visit both our design centers and our manufacturing partners to ensure that the processes and quality meet the standards they have come to expect. We are ISO9001 and ISO26262 certified and intend to pursue further certifications.

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

Some competitors have more financial resources than we do, while others have a more diversified set of products and end markets. Accordingly, such competitors may be able to respond more quickly to customer requests and market developments, and to better withstand external economic or market factors.

However, we believe that our technical and design experience, our existing approved vendor list position across multiple Tier 1 automotive suppliers, and a growing demand for software-embedded solutions with proprietary manufacturing and packaging capabilities, position us to outpace our addressable market.

Corporate Responsibility and Sustainability

We believe responsible and sustainable business practices support our long-term success. As a company, we are committed to protecting and supporting our people, our environment, and our communities. This commitment is reflected through our day-to-day activities, including the adoption of socially responsible policies and procedures, our focus on fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful management of our supply chain, our products which help enhance road safety, and our ethics and compliance program.

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

Employees

As of December 31, 2022, we had over 600 employees. None of our employees or contract workers are represented by a labor union.

Information about Our Executive Officers

Our executive officers are as follows:

Name	Age	Position
Donald McClymont	54	Chief Executive Officer and Director
Ichiro Aoki	58	President and Director
Thomas Schiller	52	Chief Financial Officer and EVP of Strategy
Kanwardev Raja Singh Bal	47	Chief Accounting Officer
Steven Machuga	58	Chief Operating Officer

Donald McClymont serves as indie’s Chief Executive Officer and is responsible for formulating its strategic vision, ensuring the execution of business plans and creating shareholder value. Mr. McClymont also serves on indie’s Board of Directors. Prior to co-founding indie in 2007, he was Vice President of Marketing at Axiom Microdevices, tasked with driving company strategy, developing sales engagements and building key industry partnerships. Prior to Axiom, he was a Product Line Director at Skyworks Solutions and Conexant, and a Marketing Manager at Fujitsu. Previously, he was with Thesys (now X-FAB Melexis), and Wolfson (now Cirrus Logic), as a design engineer. Mr. McClymont holds five patents worldwide and earned a Master in Engineering Electronics and Electrical from the University of Glasgow.

Ichiro Aoki serves as indie’s President and as a member of the Board of Directors. He works closely with indie’s executive team and Board to create, update and manage execution of indie’s strategies and technical roadmaps. Prior to co-founding indie in 2007, Dr. Aoki was a co-founder, Board Member and Chief Architect of Axiom Microdevices, which was subsequently sold to Skyworks Solutions. Previously, Dr. Aoki founded and served as co-CEO of PST Eletronica Ltd. in Brazil, which was later sold to Stoneridge, Inc. Dr. Aoki has developed 35 patents worldwide and has authored numerous IEEE papers, two of them having over 400 citations. He is fluent in Japanese, Portuguese and English. Dr. Aoki holds a Ph.D. and Masters in Electrical Engineering from the California Institute of Technology and a Bachelor of Science in Electrical Engineering from the University of Campinas, Sao Paulo, Brazil. He serves as a California Institute of Technology Electrical Engineering Advisory Council Member and is also a Scientific Advisory Board Member with the California Institute of Technology Space-based Solar Power Project.

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

Kanwardev Raja Singh Bal, serves as indie's Chief Accounting Officer. In this role, Mr. Bal leads indie’s accounting and finance operations, and works closely with the Chief Financial Officer to oversee financial reporting, tax, global treasury and internal control activities. From January 2020 to December 2022, Mr. Bal served as Senior Vice President - Finance and Controller of indie. Prior to joining indie in January 2020, Mr. Bal served as Operating Partner and Chief Financial Officer for True North Venture Partners and its wholly-owned portfolio companies from October 2017 and December 2019 and as Vice President and Chief Financial Officer for GT Advanced Technologies from January 2014 and October 2017. Previously, Mr. Bal served as Corporate Controller and Treasurer for Skyworks Solutions, where he held finance roles with increasing responsibility. He also has held finance positions with Lucent Technologies and Ernst & Young. Mr. Bal holds a CPA accounting designation, a Master of Management Analytics from Queen’s University’s Smith School of Business, and a Bachelor of Commerce degree from the University of Ottawa's Telfer School of Management.

Steven Machuga, serves as indie’s Chief Operating Officer. He has over 30 years of experience in electronics and semiconductor development and high-volume operations management of the entire supply chain. Prior to joining indie in March 2021, he was Vice President, Worldwide Operations at Skyworks Solutions since 2016. Prior to that, he was Vice President, External Manufacturing Operations & Engineering at Skyworks from 2006. He holds a Masters in Chemical Engineering and Materials Science from the University of Minnesota and a Bachelor of Science in Chemical Engineering, from the University of Connecticut. He holds six U.S. patents and three European patents.

Our executive officers are appointed annually by and serve at the discretion of the Board of Directors.

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

ITEM 1A. RISK FACTORS

In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations or future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report on Form 10-K to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue or our future prospects. The risks and uncertainties described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Statement Regarding Forward-Looking Statements.”
Summary of Risks
An investment in shares of our Class A common stock and warrants involves substantial risks and uncertainties that may adversely affect the value of your investment. Some of the more significant challenges and risks relating to an investment in our company include, among other things, the following:
Risks Related to Our Operations and Industry

•The cyclical nature of the semiconductor industry may limit our net sales and profitability.
•If we fail to compete effectively in the highly competitive semiconductor industry, our business could be adversely affected.
•Declining average selling prices and price erosion may adversely impact our revenue and profitability.
•Failure to win competitive bid selection processes could adversely affect our business.
•Decline in demand for our customers’ end products could adversely impact our revenue and profitability.
•Any downturn in the automotive market could significantly harm our financial results.
•We depend on third parties to manufacture, assemble, test and/or package our products,
•We rely on the timely supply of materials that may only be available from a limited number of suppliers.
•We must develop new products with acceptable profit margins.
•“Strategic backlog” and “design win pipeline” estimations may not result in revenue or profits.
•Mergers, acquisitions, investments and joint ventures could adversely affect our results of operations.
•Future growth could strain our resources, management, information and telecommunication systems and operating and financial controls.
•We may seek additional capital, which may result in dilution to our stockholders.
•We may rely on strategic partnerships, joint ventures and alliances, which may fail for reasons outside of our control.
•We may not be successful in exiting certain programs or businesses or in restructuring our operations, which could adversely impact our business.
•Disruptions in our relationships with any one of our key customers could adversely affect our business.
•We have historically incurred losses and may continue to incur losses.
Risks Related to Our Indebtedness

•Our existing and future indebtedness could adversely affect our ability to operate our business.
•We may not have sufficient funds to repay the indebtedness and repurchase the 2027 Notes or make cash payments upon conversions thereof.
•Provisions in the 2027 Indenture for the 2027 Notes may deter or prevent a business combination that stockholders may consider favorable.
•The accounting method for reflecting the 2027 Notes may adversely affect our reported earnings and financial condition.
•The conditional conversion feature of the 2027 Notes, if triggered, may adversely affect our financial condition and operating results.

Risks Related to Our Organizational Structure

•We are dependent upon distributions made by our subsidiaries to make certain payments, and such distributions may be delayed or restricted for reasons outside of our control.
•We are party to a Tax Receivable Agreement, which requires us to make certain payments, and such payment may exceed our actual tax benefits or may be accelerated.
Risks Related to Macroeconomic Conditions
•Geopolitical uncertainty could impact end customer demand and disrupt our supply chain.
•Downturns or volatility in general economic conditions could harm our business.
•Fluctuations in foreign exchange rates could have an adverse effect on our results of operations.
•Our worldwide operations are subject to political, economic and health risks and natural disasters, which could have a material adverse effect on our business operations.
Risks Related to our Intellectual Property, Technology and Cybersecurity.

•Improper use of our intellectual property could have a material adverse effect on our business, financial condition and results of operations.
•Intellectual property claims or litigation could significantly harm our business.
•We license certain third-party software that may not be available to us in the future which may delay product development and production or cause us to incur additional expense.
•Interruptions in information technology systems could adversely affect our business.
•Security breaches and other cybersecurity incidents could adversely impact our business.
Risks Related to Regulatory Compliance and Legal Matters

•If we or our customers fail to comply with a large body of laws and regulations, our business and reputation could be adversely affected.
•We may be adversely affected by product defects and product liability or warranty claims.
•Significant litigation and stockholder activism could impair our reputation and adversely affect our business.
•We are subject to export restrictions and laws affecting trade and investments which could materially and adversely affect our business and results of operations.
•Changes in tax rates or laws or additional tax liabilities could adversely affect our business.
•Failure to comply with anti-corruption laws or our ethics policies could adversely affect our business.
Risks Related to Doing Business in China

•Uncertainties with respect to the PRC legal system could adversely affect our China business.
•China’s economic, political and social conditions may change rapidly with little advance notice, which could adversely affect our business.
•Our China subsidiary may be limited in its ability to make distributions to us.
•Government control of currency conversion may affect the value of our securities.
•Failure to comply with certain regulations may subject us or our PRC employees to fines or sanctions.
•Failure to comply with PRC laws and other obligations regarding data protection could have a material adverse effect on our business.
Risks Related to Financial Reporting, Internal Controls and Being a Public Company

•We may not be able to timely and effectively implement and maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act that is applicable to us, which could result in materially misstated financial reporting.
•Increased expenses and administrative burdens as a public company could have a material adverse effect on our business.
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

•An investment in our Class A common stock may be diluted by future issuances of our Class A common stock or ADK LLC units.
•There may be sales of a substantial amount of Class A common stock by our stockholders, which could cause the price of our securities to fall.
•Provisions in our Certificate of Incorporation and Bylaws limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.
•Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum.
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

For example, commencing in 2020, a variety of factors including the COVID-19 pandemic, ongoing trade disputes between the United States and China, geopolitical factors, such as Russia’s invasion of Ukraine, weakness in demand and pricing for semiconductors across applications, and excess inventory have resulted in downturns in the semiconductor industry. During the second half of fiscal year 2020, customer manufacturing facilities re-opened and demand has returned to normal and continued to grow. While the Company does not anticipate significant adverse effects on its operations in the near- or mid-term, the future effects of COVID-19 are difficult to predict, due to uncertainty about different variants that may evolve, the actions that may be taken to contain or treat future impact, and how quickly and to what extent normal economic and operating conditions resume.

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

Average selling prices of semiconductor products in the markets we serve have historically decreased over time. Profit margins and financial results may suffer if we are unable to offset any reductions in average selling prices by reducing costs, developing new or enhanced products on a timely basis with higher selling prices or profit margins, or increasing sales volumes. Although in some cases, we have contractual agreements with customers, there is no assurance that those price agreements will be honored. As a result, our average selling prices may decline faster than forecasted. Additionally, increases in the industry semiconductor manufacturing capacity could lead to declines in average selling prices and a decrease in short-term or long-term demand, resulting in industry oversupply, could materially adversely affect our business, results of operations, or financial condition.
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

Furthermore, because we do not manufacture the semiconductors used for our products, we are dependent on third parties to manufacture and assemble our products. Our manufacturing lead times require us to make estimates of customers’ future demand. If our estimates of customer demand are ultimately inaccurate, these conditions could lead to a significant mismatch between supply and demand. This mismatch may result in both product shortages and excess inventory and could significantly harm our financial results. In periods of shortages impacting the semiconductor industry or limited supply or capacity in our supply chain, as we have experienced in the past, the lead time on our orders for certain supply could become extended, heightening these risks.

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

The automotive industry continues to undergo consolidation and reorganization and, in some cases, suppliers to the automotive industry have entered bankruptcy. Consolidation or closures of automobile dealers could reduce the aggregate demand for our services in the future and limit the amounts we earn from our products. Such changes in the automotive market could have a material adverse effect on our business, financial condition and results of operations.
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

In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have the potential to significantly reduce manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver products on a timely basis and harm relationships with our customers, which could materially and adversely affect our business, financial condition and results of operations.
We rely on the timely supply of materials and our business could be adversely affected if suppliers fail to meet their delivery obligations or raise prices. Certain materials needed in our manufacturing operations are only available from a limited number of suppliers.

We have a fabless business model, which outsources our manufacturing operations to third-party foundries. The manufacturing operations depend on deliveries of materials in a timely manner and, in some cases, on a just-in-time basis. From time to time, suppliers may extend lead times, limit the amounts supplied or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical materials or components. Because our products are complex, it is frequently difficult or impossible to substitute one type of material with another. A failure by suppliers to deliver requirements could result in disruptions to our third-party manufacturing operations. Our business, financial condition and results of operations could be harmed if we are unable to obtain adequate supplies of materials in a timely manner or if there are significant increases in the costs of materials.
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

Our strategic backlog and design win pipeline are subject to unexpected adjustments and cancellations and may not be a reliable indicator of future revenues or earnings.

There can be no assurance that the revenues projected in our strategic backlog or design win pipeline will be realized or, if realized, will result in profits. Our strategic backlog estimates represent the revenue we expect to recognize from product orders within the next ten years. The estimate of our strategic backlog requires substantial judgment and is based on a number of assumptions, including management’s current assessment of customer and third-party contracts that exist as of the date the estimate is made, as well as revenues from expected contract renewals and/or expected design wins, to the extent that we believe that recognition of the related revenue will be realizable within the next ten years. Although we believe the assumptions underlying our strategic backlog estimate are reasonable, they are not guarantees and we can give no assurance that we will recognize the revenues reflected in the strategic backlog estimate. A number of factors could result in actual revenues being less than the amounts reflected in strategic backlog. Our customers or third-party partners may attempt to renegotiate or terminate their contracts for a number of reasons, including competitor offerings, mergers, changes in their financial condition, or general changes in economic conditions within their industries or geographic locations, we may experience delays in the development or delivery of products or services specified in customer contracts, or we may be unable to win competitive bid selection processes or achieve additional design wins on the timeline currently anticipated or at all. Because of the possibility of contract cancellations or changes in scope and schedule, we cannot predict with certainty when or if backlog will be realized. In addition, even where a contract proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor contract performance could increase the cost associated with a contract. Delays, suspensions, cancellations, payment defaults, scope changes and poor contract execution could materially reduce or eliminate the revenues and profits that we actually realize from our strategic backlog. Accordingly, there can be no assurance that contracts, renewals or expected design wins included in strategic backlog will actually generate the predicted revenues or profits.
We may pursue mergers, acquisitions, investments and joint ventures, which could adversely affect our results of operations.

Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhance our market coverage or technological capabilities. Any acquisitions or investments we undertake involve risks and uncertainties, including but not limited to:

•Difficulties integrating the operations, employees, technologies or products of acquired companies or working with third parties with which we may partner on joint development or collaboration relationships;
•Inaccuracies in our estimates and assumptions used to assess a transaction may result in us not realizing the expected financial or strategic benefits of any such transaction;
•Disruption of our ongoing business and diversion of our management’s attention;
•Our inability to retain key personnel of acquired businesses;
•Claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;
•Dilution of the ownership of our existing stockholders in connection with any equity or debt securities issued in connection with financing any such transaction; and
•U.S. and foreign regulatory approvals required in connection with an acquisition or investment may take longer than anticipated to obtain, may not be forthcoming or may contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits to us of the transaction.
The occurrence of any of these risks could have a material adverse effect on our business, operating results or financial condition.
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

We may seek additional equity or debt financing to pursue strategic opportunities, acquire complementary businesses, products or technologies or to fund the further expansion of our business. Such financing may not be available on acceptable terms, when needed or at all. If additional funds are raised through the issuance of equity or debt securities, our existing stockholders could suffer meaningful dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our Class A common stock. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations and ability to pay dividends due to restrictive covenants.
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
A substantial portion of our revenue is derived from top customers. We cannot guarantee that we will be able to generate similar levels of revenue from our largest customers in the future. If one or more of these customers substantially reduces their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations. Sales to Aptiv, a leading Tier 1 automotive supplier, represented approximately 37% and 39% of our total revenue for the years ended December 31, 2022 and 2021, respectively. The loss of this customer would have a material adverse impact on our consolidated financial results. However, as we continue to grow our customer base organically and through business combinations, the revenue concentration with Aptiv may decrease over time.
Conflict minerals disclosure regulations may require us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

The U.S. Congress has enacted laws, and the SEC has adopted rules regarding enhanced disclosure requirements for companies that use specified minerals known as “conflict minerals” in their products. Some of these metals are commonly used in semiconductor devices, including our products. These SEC rules require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have numerous foreign suppliers, many of whom are not obligated by law to investigate their own supply chains. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is with third parties, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures we implement. We may also face difficulties in satisfying our customers if they require that we prove or certify that our products are “conflict-free.” Key components and parts that can be shown to be “conflict-free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may discontinue purchasing from us. Any of these outcomes could adversely impact our business, financial condition or operating results.
We have historically incurred losses and may continue to incur losses.
We have incurred a net loss since our inception. Our ability to achieve profitability will depend on increased revenue growth from, among other things, increased demand for our product offerings. We may not be successful in these pursuits, and we may never achieve profitability or sustain profitability if achieved.
Risks Related to Our Indebtedness

Our existing and future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2022, our total consolidated indebtedness was $171.4 million. We may also incur additional indebtedness to meet future financing needs. We may be subject to debt covenants and payment obligations that may limit our ability to operate our business. Any outstanding indebtedness, including any additional future indebtedness, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing our cash available to fund working capital, capital expenditures, product candidate development and other general corporate purposes;
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

Additionally, if we issue shares of our common stock upon conversion of our 4.50% convertible notes with a principal balance of $160.0 million issued in November 2022 (the “2027 Notes”), the ownership interest of our existing stockholders would be diluted. A default of our obligations regarding our debt could result in potential loss of collateral for secured indebtedness.

Our ability to meet our debt servicing obligations, including our ability to make scheduled payments of the principal of, to pay interest on or to refinance the 2027 Notes, will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the 2027 Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to otherwise settlenance the 2027 Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the 2027 Notes. Furthermore, the 2027 Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, and may not be able, or may not be permitted, to make distributions to enable us to make payments on the 2027 Notes or to make any funds available for that purpose.
We may not have the ability to raise the funds necessary to settle the 2027 Notes or to repurchase the 2027 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2027 Notes.

Holders of the 2027 Notes may require us to repurchase their 2027 Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the 2027 Notes, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2027 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2027 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2027 Notes being surrendered or converted. In addition, our ability to repurchase the 2027 Notes or to pay cash upon conversions of the 2027 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2027 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2027 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2027 Notes or make cash payments upon conversions thereof.
Provisions in the 2027 Indenture for the 2027 Notes may deter or prevent a business combination that stockholders may consider favorable.

If a fundamental change (as defined in the 2027 Notes) occurs prior to the maturity date, subject to certain limited exceptions, holders of the 2027 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2027 Notes. In addition, if a make-whole fundamental change (as defined in the 2027 Notes) occurs prior to the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2027 Notes in connection with such make-whole fundamental change. Furthermore, the 2027 Indenture for the 2027 Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2027 Notes. These and other provisions in the 2027 Notes could deter or prevent a third party from acquiring us even when stockholders may consider the acquisition to be favorable.
The accounting method for reflecting the 2027 Notes may adversely affect our reported earnings and financial condition.

The interest expense that we expect to recognize for the 2027 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2027 Notes, which will result in lower reported net income or higher reported net loss, as the case may be. In addition, we expect that the shares underlying the 2027 Notes will be reflected in our diluted earnings per share using the “if converted” method. However, if reflecting the 2027 Notes in diluted earnings per share is anti-dilutive, then the shares underlying the 2027 Notes will not be reflected in our diluted earnings per share. Accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the 2027 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2027 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their 2027 Notes and could materially reduce our reported working capital.
The conditional conversion feature of the 2027 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2027 Notes is triggered, holders of 2027 Notes will be entitled to convert the 2027 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2027 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2027 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2027 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Risks Related to Our Organizational Structure
We are a holding company and our only material asset is our interest in ADK LLC, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.
We are a holding company with no material assets other than our ownership of ADK LLC units and our managing member interest in ADK LLC. As a result, we will have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends will depend on the financial results and cash flows of ADK LLC and its subsidiaries and the distributions we receive from ADK LLC. Deterioration in the financial condition, earnings or cash flow of ADK LLC and its subsidiaries for any reason could limit or impair ADK LLC’s ability to pay such distributions. Additionally, to the extent that we need funds and ADK LLC and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or ADK LLC is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
ADK LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of ADK LLC units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of ADK LLC. Under the terms of the Amended Operating Agreement, ADK LLC is obligated to make tax distributions to holders of ADK LLC units (including members of ADK LLC prior to the Transaction (“indie Equity Holders”) and us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement (and the cost of administering such payment obligations), which could be significant. We intend to cause ADK LLC to make distributions to holders of ADK LLC units in amounts sufficient to cover all applicable taxes (calculated at assumed tax rates), relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, ADK LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which ADK LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering ADK LLC insolvent. If our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement.
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
We anticipate that the distributions we will receive from ADK LLC may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to acquire additional newly issued ADK LLC units from ADK LLC at a per unit price determined by reference to the market value of the Class A common stock; to pay dividends, which may include special dividends, on our Class A common stock; to fund repurchases of Class A common stock; or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on Class A common stock or otherwise undertake ameliorative actions between ADK LLC units and shares of Class A common stock and instead, for example, hold such cash balances, holders of ADK LLC units that held interests in ADK LLC pre-Transaction may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following an exchange of their ADK LLC units, notwithstanding that such holders may previously have participated as holders of ADK LLC units in distributions by ADK LLC that resulted in such excess cash balances held by us.
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
Under the Tax Receivable Agreement, we will be required to pay 85% of the tax benefits relating to tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges of ADK LLC units into our Class A common stock and related transactions, and those payments may be substantial.
Certain indie Equity Holders may exchange their ADK LLC units for shares of Class A common stock pursuant to the Exchange Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Amended Operating Agreement. These exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of ADK LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such exchanges never occurred.
In connection with the Transaction, we entered into the Tax Receivable Agreement, which generally provides for the payment by us of 85% of certain tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and certain tax attributes of the ADK Blocker Group and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligations of indie Semiconductor, Inc. and not of ADK LLC. The actual increase in our allocable share of ADK LLC’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.
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
Moreover, the Tax Receivable Agreement provides that, in the event that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) we become bankrupt or undergo a similar insolvency event, (iii) certain changes of control occur (as described in the Tax Receivable Agreement) or (iv) we are more than three months late in making of a payment due under the Tax Receivable Agreement (unless we in good faith determine that we have insufficient funds to make such payment), our obligations under the Tax Receivable Agreement will accelerate and we will be required to make an immediate lump-sum cash payment to the indie Equity Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum payment to the indie Equity Holders could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would be able to use the assumed potential tax benefits in future years, and that tax rates applicable to us would be the same as they were in the year of the termination.
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

Our net sales and profitability depend significantly on general economic conditions and the demand for the end products in the markets in which our customers compete. A decline in end-user demand can affect the need that customers have for our products, as well as the ability of customers to obtain credit or meet their payment obligations to us, and may increase the likelihood of customers canceling or deferring existing orders. Current and continued inflationary conditions have led, and may continue to lead to rising prices or rising interest rates, which has had, and could continue to have a dampening effect on overall economic activity and consumer demand for automotive products and could result in reduced demand for our products. Other adverse changes in economic conditions, including any recession, economic slowdown or disruption of credit markets, may also lead to lower demand for our products. Volatile and uncertain economic conditions can make it difficult to accurately forecast and plan future business activities. This could result in an oversupply of products relative to customer demand.

In addition, any disruption in the credit markets, including as a result of geopolitical events, such as the ongoing conflict in Ukraine, volatile macroeconomic conditions, or the COVID-19 pandemic or other public health crises, could impede our access to additional capital. If there is limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available on acceptable terms or at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the necessary materials or services to us.
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

Our worldwide operations are subject to political, economic and health risks and natural disasters, including the ongoing effects of the COVID-19 pandemic or other future health crises, which could have a material adverse effect on our business operations.
Our business may be impacted by natural disasters, labor strikes, terrorism, war, intensified political unrest, or public health crises, which could disrupt our operations, or those of our suppliers or contract manufacturing facilities, disrupt our distribution channels or supply chains, delay new production and shipments of existing products or result in costly repairs, replacements or other costs, all of which would negatively impact our business. Such events may also result in significant increases in the prices of raw materials used for manufacturing processes. Furthermore, any disaster affecting our customers (or their respective customers) may significantly negatively impact the demand for our products and therefore our revenue. Our offices in California, the production facilities of third-party wafer suppliers, integrated circuit testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. In addition, we rely heavily on internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruptions. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows. There is also increasing concern that climate change may cause a rising number of these natural disasters with potentially dramatic effects on human activity.

In addition, public health crises, such as the COVID-19 pandemic and the efforts to control such crises, have impacted, and could in the future impact our workforce and operations, and those of our customers, suppliers and logistics providers. We have experienced, and expect to continue to experience, disruption to parts of our global semiconductor supply chain and disruptions in commercial transportation infrastructure that have resulted in increased customer order lead times as a result of the COVID-19 pandemic, and future public heath crises could have a similar impact on our operations. The degree to which the COVID-19 pandemic or other future public health crises ultimately impacts our business and results of operations depend on many factors beyond our control and cannot be predicted.
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

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we may receive communications from third parties that allege that our products or technologies infringe their patent or other intellectual property rights. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and adversely affect our business. In the event that any third party succeeds in asserting a valid claim against us or any of our customers, we could be forced to do one or more of the following:

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
If a third party causes us to discontinue the use of any technologies, we could be required to design around those technologies. This could be costly and time consuming and could have an adverse effect on our financial results. Any significant impairments of intellectual property rights from any litigation we face could materially and adversely impact our business, financial condition, results of operations and our ability to compete.
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
Interruptions in our computer systems, networks or information technology systems, including attempted security breaches and other cybersecurity incidents, could adversely affect our business.
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

Cyber-attacks attempting to obtain access to our computer systems and networks could result in the misappropriation of proprietary information and technology. Although we have taken steps to protect the security of our computer systems and networks and the data maintained in those systems and networks, it is possible that our safety and security measures will not prevent the improper access or disclosure of such proprietary information such as in the event of cyber-attacks. Additionally, external events, like the conflict between Russia and Ukraine, can increase the likelihood of cyber-attacks. There can be no assurance that any breach or incident will not have a material impact on our operations and financial results. In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. In the event of such breaches, us, our customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to reputation, and other financial loss.
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
Risks Related to Regulatory Compliance and Legal Matters
Our failure, or the failure of our customers, to comply with the large body of laws and regulations to which we are subject could have a material adverse effect on our business and operations.
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
Furthermore, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations.
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
In addition, the occurrence of such defects may give rise to product liability claims, including liability for damages caused by such defects if our semiconductors or the consumer products based on them malfunction and result in personal injury or death. Such claims could result in significant costs and expenses relating to damages and attorneys’ fees. Moreover, since the cost of replacing defective semiconductor devices is often much higher than the value of the devices themselves, we may at times face damage claims from customers that are in excess of the amounts paid to us for products, including consequential damages. We may even be named in product liability claims where there is no evidence that our products caused the damage in question.
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

Our business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of our business and growth strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A common stock, allegations arising in connection with the Transaction or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
We are subject to export restrictions and laws affecting trade and investments that could materially and adversely affect our business and results of operations.

We have material operations and relationships in China, including an interest in Wuxi indie Microelectronics Technology Co., Ltd. (“Wuxi”), a partially-owned Chinese subsidiary. Since the beginning of 2018, there have been several instances of U.S. tariffs on Chinese goods, some of which prompted retaliatory Chinese tariffs on U.S. goods. In May 2019, the U.S. president issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. These actions could lead to additional restrictions on the export of products that include or enable certain technologies, including products we provide to China-based customers.
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
Failure to comply with anti-corruption laws or violations of our internal policies designed to ensure ethical business practices could cause damage to our reputation, adversely affect our business and could result in substantial fines, sanctions, and criminal or civil penalties.
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
In order to comply with environmental and occupational health and safety laws and regulations, we may need to modify our activities or incur substantial costs, liabilities, obligations and fines, or require us to have suppliers alter their processes.
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
Risks Related to Doing Business in China

A majority of our consolidated revenue is generated from product sales with a final shipping destination in China, and a portion of our operations are conducted in China through Wuxi, our Chinese subsidiary that we control and therefore, we face additional risks and uncertainties related to doing business in China in general, including but not limited to the following:
Uncertainties with respect to the PRC legal system could adversely affect our China business.

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

A portion of our operations is conducted through Wuxi and a majority of our consolidated revenues were generated from product sales with a final shipping destination in China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our products and the products of Wuxi depends, in part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our products and the products of Wuxi, which in turn could reduce our revenues.

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

Although Wuxi has not historically paid dividends or made distributions on equity to ADK LLC, it may be limited in its ability to make such distributions in the future. If Wuxi incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. In addition, the PRC tax and other authorities may require Wuxi to adjust its taxable income in a manner that would materially and adversely affect its ability to pay dividends and other distributions to us.
Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of our securities.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Wuxi receives substantially all of its revenues in RMB. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. Therefore, we believe Wuxi would be able to pay dividends in foreign currencies to ADK LLC without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the PRC complies with certain procedures under PRC foreign exchange regulation, such as the overseas investment registrations by the beneficial owners of our company who are PRC residents. But approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

In light of the flood of capital outflows of China in 2016 due to the weakening RMB, the PRC government has imposed more restrictive foreign exchange policies and stepped-up scrutiny of major outbound capital movement. More restrictions and substantial vetting processes are put in place by SAFE to regulate cross-border transactions falling under the capital account. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents Wuxi from obtaining sufficient foreign currencies to satisfy its foreign currency demands, Wuxi may not be able to pay dividends in foreign currencies to ADK LLC.
Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year and who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a qualified domestic agent, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary and limit Wuxi’s ability to distribute dividends to ADK LLC. Wuxi also faces regulatory uncertainties that could restrict its ability to adopt additional incentive plans for its directors, executive officers and employees under PRC law.
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

Even though, currently, we and Wuxi are not subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data, these laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

The Cybersecurity Law, the Cybersecurity Review Measures and the PRC’s Data Security Law impose regulations, review and conditions on the storage, security, purchase, collection and use of personal information and important data collected and generated by a critical information infrastructure operator (“CIIO”) in the course of its operations in China, including on the purchase of data affecting national security. The exact scope of what constitutes a “CIIO” remains unclear. Further, the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws. While our business and Wuxi’s business do not currently include the type of activities subject to this regulation, there remains uncertainty about the final content of these and other regulations, interpretation and implementation, and various other implications. It also remains uncertain whether any future regulatory changes would impose additional restrictions on companies like us and Wuxi.

As of the date of this report, we have not received any notice from any authorities identifying us or Wuxi as a CIIO or requiring us to undertake a cybersecurity review by the CAC. Further, we have not been subject to any penalties, fines, suspensions, or investigations from any competent authorities for violation of the regulations or policies that have been issued by the CAC to date. We believe that neither we nor Wuxi are subject to the cybersecurity review by the CAC, given that we are a manufacturer and not engaged in any operation of information infrastructure. However, there remains uncertainty as to how the regulations will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we expect to take all reasonable measures and actions to comply, but any such future laws, regulations or review could be time-consuming and costly to comply with, and could have a material impact on our and our Wuxi’s operations and financial results.
Risks Related to Financial Reporting, Internal Controls and Being a Public Company
We may not be able to timely and effectively implement and maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us, which could result in materially misstated financial reporting.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to establish and periodically evaluate procedures with respect to our internal controls over financial reporting. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act

(“Section 404(b)”) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an “emerging growth company.” In order to comply with these rules, we expect to incur additional expenses and devote increased management effort.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, our stakeholders could lose confidence in our financial reporting, which could adversely affect the results of our business and our enterprise value. In connection with our assessment of internal control over financial reporting, we identified certain material weaknesses in our internal control over financial reporting for the years ended December 31, 2022 and 2021 (see Item 9A. Controls and Procedures for additional detail). While these material weaknesses did not result in material misstatements of the Company’s financial statements as of and for the years ended December 31, 2022 and 2021, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in our consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, the Company concluded that the deficiencies represent material weaknesses in its internal control over financial reporting and certain aspects of its internal control over financial reporting were not effective as of December 31, 2022 and 2021. The disclosure of these material weaknesses, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our enterprise value.
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
We have and will continue to incur significantly increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities we did not do previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In connection with our assessment of internal control over financial reporting, we identified certain material weaknesses in our internal control over financial reporting for the years ended December 31, 2022 and 2021 (see Item 9A. Controls and Procedures for additional detail). It is also more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may also make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. Additionally, certain of our executive officers and certain directors have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs, which may include expanding our employee base and hiring additional employees to support our operations as a public company, will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, we could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for our securities.
Risks Related to Ownership of Our Class A Common Stock and Warrants, and Organizational Documents
There can be no assurance we will be able to comply with the continued listing standards of Nasdaq for our Class A common stock and public warrants.

Our Class A common stock and public warrants are currently listed on the Nasdaq Stock Market. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. Although we are currently in compliance with such listing standards, we may in the future fall out of compliance with such standards. If we are unable to maintain compliance with these Nasdaq requirements, our Class A common stock and public warrants will be delisted from Nasdaq. If Nasdaq delists our Class A common stock and public warrants from trading on its exchange for failure to meet the listing standards, we and our security holders could face significant material adverse consequences including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that shares of the Class A common stock are “penny stock” which will require brokers trading in the Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
We may redeem our unexpired public warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making such warrants worthless.
We have the ability to redeem our outstanding public warrants at any time after they become exercisable and prior to their expiration, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the public warrant holders and if there is a current registration statement in effect with respect to the shares of Class A common stock underlying such public warrants at the redemption date and for the entire 30-day trading period and continuing each day thereafter until the date of redemption. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force the public warrant holder (i) to exercise such public warrants and pay the exercise price therefor at a time when it may be disadvantageous for the public warrant holder to do so, (ii) to sell such public warrants at the then-current market price when the public warrant holder might otherwise wish to hold its public warrants or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of the public warrant holder’s warrants.
Our warrants may have an adverse effect on the market price of our Class A common stock.
We have outstanding warrants to purchase up to 27,400,000 shares of our Class A common stock, including 17,250,000 public warrants, 8,650,000 private placement warrants and 1,500,000 sponsor warrants. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to our stockholders and increase the number of shares of Class A common stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.
An investment in our Class A common stock may be diluted by the future issuance of additional Class A common stock or LLC Units in connection with our incentive plans, acquisitions or otherwise.
As of December 31, 2022, we have 250,000,000 shares of Class A common stock authorized, including 21,381,476 shares of Class A common stock issuable upon exchange of ADK LLC units that are held by certain indie Equity Holders, 27,400,000 shares of Class A common stock issuable upon exercise of the warrants, 5,000,000 shares of Class A common stock issuable upon achievement of earn-out and 10,259,207 shares of Class A common stock reserved for issuance under the Equity Incentive Plan as described below. Our Certificate of Incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the Amended Operating Agreement permits ADK LLC to issue an unlimited number of additional limited liability company interests of ADK LLC with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the ADK LLC units, and which may be exchangeable for shares of Class A common stock. Any Class A common stock that we issue, including under the Equity Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own shares of Class A common stock.
As of December 31, 2022, 129,265,882 shares of Class A common stock have been issued.
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
Our Certificate of Incorporation and Bylaws, and the General Corporation Law of the State of Delaware (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors, effect changes in management or take other corporate actions. Among other things, the Certificate of Incorporation and Bylaws include provisions regarding:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We are headquartered in Aliso Viejo, California with design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Cambridge, England; Edinburgh, Scotland; Rabat, Morocco; Haifa, Israel; Quebec City, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China. We engage subcontractors to manufacture our products. The majority of these subcontractors are located in Asia. We periodically evaluate our facility requirements as necessary and believe our existing and planned facilities are sufficient for our needs for at least the next 12 months. The following table sets forth our principal facilities:

Location	Square Footage	Location	Square Footage
Aliso Viejo, California	18,000	Quebec City, Canada	50,050
Austin, Texas	5,753	Suzhou, China	6,841
Detroit, Michigan	32,700	Edinburgh, Scotland	5,328
Haifa, Israel	6,641	Shanghai, China	5,162
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
(b) Holders of Common Stock
As of March 21, 2023, there were approximately 91 holders of record of our Class A Common Stock and 20 holders of our redeemable warrants, neither of which include the number of shareholders that hold shares in “street name” through banks or broker-dealers.
(c) Dividends
We have not paid any cash dividends on our ordinary shares to date. The payment of any cash dividends will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future.
(d) Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of common stock made during the three months ended December 31, 2022 (in thousands except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1/2022 - 10/31/2022	—	—	—	$50,000
11/1/2022 - 11/30/2022	1,112,524	$6.65	1,112,524	$42,596
12/1/2022 - 12/31/2022	—	—	—	$42,596
	1,112,524		1,112,524
(1) We announced on November 16, 2022 that our Board of Directors had authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase common stock.
(e) Unregistered Sales of Equity Securities and Use of Proceeds
On various dates between October 27, 2022 and November 11, 2022 the Company issued an aggregate of 2,405,560 shares of its Class A common stock to three ADK Minority Holders in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the three ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 2,368,200 shares of Class V common stock held by the ADK Minority Holders were cancelled and 37,360 shares of ADK LLC units were exchanged for Class A common stock.
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
OUR COMPANY
indie Semiconductor offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. We focus on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Cambridge, England; Edinburgh, Scotland; Rabat, Morocco; Haifa, Israel; Quebec City, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China.
We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Hungary, Germany, Scotland, Morocco, Israel, and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the years ended December 31, 2022 and 2021, approximately 54% and 62%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.
Execution of At-The-Market Agreement
On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of December 31, 2022, we had raised gross proceeds of $17.2 million and issued 2,131,759 shares of Class A common stock at an average per-share sales price of $8.07 through this program. For the year ended December 31, 2022, we incurred total issuance costs of $0.4 million.
Recent Acquisitions
GEO Semiconductor Inc.
On February 9, 2023, we entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation (“GEO”), with GEO surviving as a wholly-owned subsidiary of indie (the “Merger”). The aggregate consideration for the Merger is up to $270.0 million, consisting of (i) $90.0 million payable in cash at closing, (ii) $90.0 million payable in indie shares of Class A common stock, par value $0.0001 per share (the “Common Stock”) at closing, and (iii) up to $90.0 million of contingent consideration payable in cash or Common Stock subject to achieving certain GEO-related revenue targets. The purchase price is subject to working capital and other adjustments as provided in the merger agreement. The transaction was completed on March 3, 2023.
Silicon Radar
On February 21, 2023, Symeo GmbH (“Symeo”), one of our wholly-owned subsidiaries, completed its acquisition of all of the outstanding capital stock of Silicon Radar GmbH (“Silicon Radar”). The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, indie and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9.0 million in cash, (ii) approximately 980,000 shares of our Class A common stock, par value $0.0001 per share and (iii) a contingent consideration payable in cash or in our Class A common stock subject to Silicon Radar’s achievement of certain revenue-based and design-win milestones through December 31, 2024. The purchase price is subject to working capital and other adjustments as provided in the merger agreement.

Symeo GmbH
On October 21, 2021, we entered into a definitive agreement with Analog Devices (“ADI”) to acquire Symeo. The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8.7 million in cash at closing, net of cash acquired; (ii) a $10.0 million promissory note payable in January 2023 with a fair market value of $9.7 million; and (iii) an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $7.8 million on January 4, 2022.
The acquisition of ON Design Israel and Symeo will bring us engineering development teams with broad experience in millimeter wave technology and radar system implementation, respectively. We expect these combinations will accelerate our entry into the radar market and enable us to capture strategic opportunities among Tier 1 customers.
ON Design Israel
On October 1, 2021, we entered into a definitive agreement with Onsemi (“Onsemi”) and completed the acquisition of ON Design Israel Ltd. (“ON Design Israel”), for $5.0 million in cash paid upon close (net of cash acquired), $7.5 million of cash in 2022 and up to $7.5 million of cash based on design win performance.
TERAXION INC
On August 27, 2021, we entered into a definitive agreement to acquire TERAXION INC, a Canadian corporation (“TeraXion”) from the existing stockholders of TeraXion. This acquisition was completed on October 12, 2021 and the total consideration paid for the acquisition consisted of (i) $75.3 million in cash, net of cash acquired; (ii) the issuance by indie of 5,805,144 shares of indie Class A common stock; and (iii) the assumption by indie of TeraXion options, which will become exercisable to purchase 1,542,332 shares of indie Class A common stock.
TeraXion produces low-noise lasers, Bragg gratings and integrated photonic elements to address high-performance applications. More recently, TeraXion was an optical sensing reference design partner of indie, supporting next-generation Frequency Modulated Continuous Wave systems for automotive LiDAR. The addition of TeraXion is expected to be highly synergistic and we believe it will position us to accelerate mass market deployments of LiDAR platforms.
See Note 3 — Business Combinations for additional descriptions of these acquisitions
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
The most significant change in our reported financial position and results of operations in comparison to the prior year is gross cash proceeds of $399.5 million from the Transaction, which includes $150.0 million in proceeds from the PIPE financing that was consummated in conjunction with the Transaction. The increase in cash was offset by transaction costs incurred in connection with the Transaction of approximately $60.6 million plus the retirement of indie’s long-term debt of $15.6 million. Approximately $29.8 million of the transaction costs and all of indie’s long-term debt were paid as of June 30, 2021. Approximately $21.8 million of the transaction costs paid as of June 30, 2021 were paid by TB2 as part of the closing of the Transaction. The remainder of the transaction costs were paid as of September 30, 2021.
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
Impact of COVID-19
The COVID-19 pandemic (the “Pandemic”) and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. While many economies and countries initially affected by the Pandemic have lifted quarantines and related restrictions, the ultimate duration and extent of the Pandemic depends on future developments that cannot be accurately predicted at this time, including the severity and transmission rates of new and more contagious and/or vaccine-resistant variants of COVID-19, as well as the impact that any such new variants may have on local, regional, national and international customers and economic markets. We continue to monitor the Pandemic to ensure continued compliance with applicable health regulations and effective responses to the economic impact of the Pandemic.
Results of Operations
Revenue
We design, develop and manufacture primarily analog, digital and mixed-signal integrated circuits (“ICs”) together with software running on the embedded processors in the majority of the ICs. Our revenue represents both non-recurring engineering (“NRE”) fees for the development of ICs and prototypes and product sales, the sale of semiconductors under separate commercial supply arrangements.
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
Research and Development Expense
Costs related to research, design, and development of our products are expensed as incurred. Research and development expense consists primarily of pre-production costs related to the design and development of our products and technologies, including costs related to NRE services contracts with customers such as employee compensation, benefits and related costs of sustaining our engineering teams, project material costs, third-party fees paid to consultants, prototype development expenses, occupancy costs and related overhead based on headcount, other costs incurred in the product design and development process and amortization expenses for certain intangible assets acquired from the business combinations.
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
Other Income (Expense)
Other income (expense) primarily comprises the change in the fair value of the warrants and earn-out liabilities issued as a result of the Transaction and contingent considerations issued as a result of the recent business combinations.
As of November 9, 2021, the first Earn-Out Milestone was achieved, which also eliminated the need for future remeasurement of the Earn-Out liabilities in relation to the Transaction.

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
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Fiscal Years Ended
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$89,457	81%	$43,796	90%	$45,661	104%
Contract revenue	21,340	19%	4,616	10%	16,724	362%
Total revenue	$110,797	100%	$48,412	100%	$62,385	129%
Revenue for the year ended December 31, 2022 was $110.8 million, compared to $48.4 million for the year ended December 31, 2021, an increase of $62.4 million or 129%, which was driven by a $45.7 million increase in product revenue and a $16.7 million increase in contract revenue. The increase in product revenue consists of higher product volume (units sold) given the continued growth in demand from our customers globally. Change in product mix, and increases in average selling price (“ASP”) also contributed to the increase in product revenue year-over-year. The increase in contract revenue was primarily due to commencement of a multi-year non-recurring engineering project with a top customer in the current year.
Operating expenses

	Fiscal Years Ended
	2022		2021
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$60,491	55%	$28,703	59%	$31,788	111%
Research and development	121,197	109%	58,117	120%	63,080	109%
Selling, general, and administrative	48,237	44%	36,384	75%	11,853	33%
Total operating expenses	$229,925	208%	$123,204	254%	$106,721	87%
Cost of goods sold for the year ended December 31, 2022 was $60.5 million, compared to $28.7 million for the year ended December 31, 2021. The increase of $31.8 million or 111% was primarily due to a $15.7 million increase in product shipments in connection with the increase in products sold as described above, a $6.9 million increase due to an increase in product cost, and a $5.3 million increase due to a change in product mix. Total cost of goods sold for the year ended December 31, 2022 also included $4.0 million in amortization related to acquired intangible assets as a result of the recent business combinations.
Research and development (“R&D”) expense for the year ended December 31, 2022 was $121.2 million, compared to $58.1 million for the year ended December 31, 2021. This increase of $63.1 million or 109% was primarily due to $23.4 million increase in personnel costs as we increased the number of employees working on product development, a $15.9 million increase in product development costs as we continue to expand product development activities, a $18.6 million increase in share-based compensation expense and a $2.6 million increase in amortization expense related to R&D project licenses and acquired intangible assets from business combinations. We started recognizing share-based compensation expense in the second quarter of the prior year following the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the year ended December 31, 2022 was $48.2 million, compared to $36.4 million for the year ended December 31, 2021. The increase of $11.9 million or 33% was primarily due to a $6.4 million increase in personnel costs due to increase in headcount, a $3.0 million increase in intangible asset amortization from business combinations and a $0.4 million increase in outside professional fees. We started recognizing share-based compensation expense in the second quarter of the prior year as it required the consummation of the Transaction in June 2021 and implementation of the 2021 Omnibus Equity Plan in August 2021 to be recognized. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.
Other income (expense), net

	Fiscal Years Ended
	2022	2021
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$2,567	$49	$2,518	5139%
Interest expense	(1,692)	(1,239)	(453)	37%
Gain from change in fair value of SAFEs	—	21,600	(21,600)	(100)%
Gain (loss) from change in fair value of warrants	55,069	(26,060)	81,129	(311)%
Loss from change in fair value of earn-out liabilities	—	(38,758)	38,758	(100)%
Gain (loss) from change in fair value of contingent considerations	9,468	(80)	9,548	(11935)%
Gain from extinguishment of debt	—	304	(304)	(100)%
Other income (expense)	(107)	42	(149)	(355)%
Total other income (expense), net	$65,305	$(44,142)	$109,447	(248)%
Interest income for the year ended December 31, 2022 was $2.6 million, increased by $2.5 million from the year ended December 31, 2021. Interest income increased primarily as a result of increases in interest rates associated with the money market funds and marketable securities.
Interest expense for the year ended December 31, 2022 was $1.7 million, compared to $1.2 million for the year ended December 31, 2021. Interest expense relates to the routine cash and non-cash interest expenses on outstanding debt obligations. The increase was primarily driven by the issuance of the 4.50% convertible notes with principal balance of $160.0 million issued in November 2022 (the “2027 Notes”).
For the years ended December 31, 2022 and 2021, we recognized gains (losses) from fair value remeasurement for SAFEs, warrants, earn-out liabilities, and contingent considerations. These gains (losses) represented the following:
i) SAFEs: Upon the closing of the Transaction on June 10, 2021, the SAFE holders converted their SAFEs to Class A common stock of indie. The gain of $21.6 million represents the decrease in fair value in SAFEs from December 31, 2020 to June 10, 2021. No changes in fair value of SAFEs was recorded post 2021 as they were settled as part of the Transaction.
ii) Warrants: During the year ended December 31, 2022, we recognized an unrealized gain from change in fair value of our warrants of $55.1 million, which reflected the decrease in fair value of our warrant liability. The decrease in fair value of our warrant liability was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $5.83 per share on December 31, 2022 from $11.99 per share on December 31, 2021. During the year ended December 31, 2021, we recognized warrant liability of $74.4 million upon the consummation of the Transaction on June 10, 2021, and subsequently remeasured the warrant liability to the fair value of $100.5 million at December 31, 2021. The increase in fair value of our warrant liability of $26.1 million was primarily a result of the increase of the closing price of our Class A common stock to $11.99 per share on December 31, 2021 from $10.87 per share on June 10, 2021.
iii) Earn-out liability: Upon the consummation of the Transaction on June 10, 2021, we recognized an earn-out liability of $119.8 million and subsequently remeasured the earn-out liability to the fair value of $158.5 million, or a year-to-date loss of $38.8 million, on November 9, 2021 when the first milestone was achieved. The total liability as of November 9, 2021 was reclassified to Additional Paid in Capital in our consolidated balance sheet. As of December 31, 2021, there was no liability remaining on the balance sheet.
iv) Contingent considerations: During the year ended December 31, 2022, we recognized a net gain from change in fair value of our contingent considerations of $9.5 million, which is primarily contributed by a realized gain of $5.8 million and $4.0 million for the contingent considerations related to the Symeo and OnDesign acquisition. During the year ended December 31, 2022, management determined that the product design specified in the contingent consideration arrangement from the OnDesign acquisition would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero, resulting in a gain of $4.0 million. The net gain from change in fair value relating to Symeo was driven by additional information that became available after the initial purchase price valuation.
Income Tax Benefit
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
Income tax benefits for the year ended December 31, 2022 and 2021 were due to results of foreign operations.
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
Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations. We believe that our existing cash and cash equivalents, funds anticipated to be generated from our operations, and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, COVID-19 and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing.
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On June 10, 2021, we completed the Transaction, which resulted in approximately $341.3 million of net cash proceeds. On November 5, 2021, we also entered into an amendment to the PacWest loan agreement that (i) increased the maximum borrowing capacity under the revolving line of credit to $20 million, (ii) limited the security interests of the bank to the cash collateral set at 102.5% of the drawn amount of the loan, (iii) removed various reporting and restrictive covenants, (iv) extended the maturity date to November 4, 2022 and (iv) reduced the interest rate to 2.1% per annum. We did not extend this line of credit upon its maturity on November 4, 2022.
On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time its equity capital needs. As of December 31, 2022, we have raised gross proceeds of $17.2 million and issued 2,131,759 shares of Class A common stock at an averaged per-share sales price of $8.07 through this program and had approximately $132.8 million available for future issuances under the ATM Agreement. For the year ended December 31, 2022, we incurred total issuance costs of $0.4 million.
On November 21, 2022, we issued $160 million in aggregate principal of our 4.50% convertible senior notes which are due in May 2027 (the “2027 Notes”). The 2027 Notes will be convertible into cash, shares of common stock or a combination of cash and common stock at our election. We used the net proceeds from the 2027 notes to fund the acquisition of GEO and Silicon Radar as well as a stock repurchase program authorized by our Board of Directors in November 2022. The acquisition of Silicon Radar completed in February 2023 and GEO completed in March 2023, which resulted in us funding a purchase price of approximately $9.0 million and $90 million, respectively. The stock repurchase program resulted in us repurchasing 1.1 million shares of our outstanding common stock in November at an average cost of $6.65 per share, which amounts for a total cash outflow of $7.4 million in 2022.
On November 29, 2022, Wuxi executed a Capital Increase Agreement to raise CNY300.0 million (approximately $42.0 million) of capital by issuing 371,160 shares of its common stock, which represents 16% of Wuxi’s equity at the time of issuance. As a result, indie’s ownership in Wuxi has reduced from 45% to 38%. Among other provisions, this agreement includes certain liquidation preferences for the investors of this Capital Increase Agreement as well as an ability to exchange their Wuxi shares for up to 6 million shares of indie’s Class A common stock in the event Wuxi does not successfully complete a local initial public offering by December 31, 2027. The funds raised are intended to promote Wuxi’s business development and strengthen its capabilities.
As of December 31, 2022, our balance of cash and cash equivalents was $321.6 million.

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
In January 2022 we completed the acquisition of Symeo, for which we made an initial cash payment of approximately $10.0 million. An additional $10.0 million was paid in January 2023, as well as an equity based earn out of shares of indie Class A common stock based on future revenue growth.

In February 2023, we entered into an agreement to acquire GEO Semiconductor, Inc. and completed the transaction on March 3, 2023. The acquisition requested for (i) an initial cash payment of $90.0 million, (ii) an additional $90.0 million payable in indie’s Class A common stock, and (iii) a future payment of up to $90.0 million in cash or common stock based on future revenue growth. Additionally, in February, 2023, we acquired Silicon Radar GmbH, for approximately $9.0 million in cash, and approximately 980,000 shares of Class A common stock with an earn-out consideration payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based and design-win milestones through December 31, 2024.
We expect to continue to incur net operating losses and negative cash flows from operations. We also expect our research and development expenses, general and administrative expenses and capital expenditures will increase over time as we continue to expand our operations, product offerings and customer base.
The following table summarizes our consolidated cash flows for the years ended December 31, 2022 and 2021:

	Fiscal Years Ended		Change	Change
	2022	2021	$	%
Net cash used in operating activities	$(76,745)	$(55,819)	$(20,926)	37%
Net cash used in investing activities	(16,273)	(84,326)	68,053	(81)%
Net cash provided by financing activities	192,659	340,646	(147,987)	(43)%
Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.
For the year ended December 31, 2022, net cash used in operating activities was $76.7 million, which included net loss of $52.8 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $64.7 million of net gains resulting from a change in fair value for warrants and contingent considerations. These non-cash decreases were partially offset by $41.9 million in share-based compensation expense and $14.8 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $18.1 million of cash, primarily driven by an increase in accounts receivable, prepaid and other current assets, and inventory offset by an increase in accounts payable and accrued expenses.
Cash used in operating activities during the year ended December 31, 2021 was $55.8 million, which included net loss of $118.6 million and was adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $43.3 million loss from change in fair value of SAFEs, warrants, earn-out liabilities, and contingent considerations, $22.9 million in share-based compensation expense and $6.0 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $9.2 million of cash, primarily driven by an increase in accounts receivable, inventory, prepaid and other current assets and a decrease in accounts payable. This was offset by an increase in accrued expenses and other current liabilities.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 and 2021 was $16.3 million and $84.3 million, respectively. During the year ended December 31, 2022, the decrease in cash was primarily due to the acquisition of Symeo for $8.7 million, net of cash acquired, as well as cash used of $7.6 million for the purchase of capital expenditures. During the year ended December 31, 2021, the decrease in cash was primarily due to the acquisition of TeraXion and OnDesign Israel for $75.3 million and $5.0 million, net of cash acquired, respectively, as well as cash used of $2.7 million for capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $192.7 million, which was primarily attributed to $160.0 million of proceeds from the issuance of the 2027 Notes, $41.9 million of proceeds related to the Wuxi capital raise and $16.8 million of net proceeds from the issuance of common stock through the ATM. These increases were partially offset by $7.5 million paid to Onsemi as part of the deferred payments in relation to the acquisition of ON Design, $7.4 million paid to repurchase common stock, $5.4 million of costs incurred from the issuance of the 2027 Notes, $4.2 million of payments on financed software and a $1.0 million payment of City Semiconductor acquisition related deferred compensation.
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
Future Cash Obligations
Following is a summary of our contractual cash obligations as of December 31, 2022:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$16,697	$—	$160,000	$—	$176,697
Interest on debt obligations	7,300	14,620	13,680	—	35,600
Operating leases	2,551	4,231	3,539	4,117	14,438
Total contractual obligations	$26,548	$18,851	$177,219	$4,117	$226,735
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a registrant’s financial condition or results of operations. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; inventory valuation, which impacts the cost of goods sold and gross margin; business combinations, which impacts the fair value of acquired assets and assumed liabilities; goodwill and long-lived assets, which impacts the fair value of goodwill and intangible assets; warrants and earn-out liabilities valuations, which impacts the fair value of these financial instruments; and income taxes, which impacts the income tax provision. These policies and significant judgments involved are discussed further below. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies and estimates are described in Note 2 to Item 8 of this Annual Report on Form 10-K.
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
In particular, we enter into engineering services contracts with customers that generally contain only one distinct performance obligation, which is design services for ICs based on agreed-upon specifications. Engineering services contracts typically also include the purchase, at the customer’s option, of ICs at agreed upon prices subsequent to completion of IC design services. We have determined that the option to purchase ICs is not a material right and has not allocated transaction price to this provision.
For IC development arrangements, revenue is recognized over time as services are provided based on the terms of the contract on an input basis, using costs incurred as the measure of progress and is recorded as contract revenue in the consolidated statement of operations. The costs incurred represent the most reliable measure of transfer of control to the customer. Revenue is deferred for amounts billed or received prior to delivery of the services.

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
Business Combinations
We allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Our valuation of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets. The valuation of intangible assets, in particular, requires that we use valuation techniques such as the market, income and cost approach. These approaches include the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: future expected revenue, expenses, capital expenditures and other costs, and discount rates; or weighted average cost of capital, and any cost savings that are expected to be derived in the future from the viewpoint of a market participant. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 2 — Summary of Significant Accounting Policies in our accompanying financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi and Israeli New Shekel. We have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $12.0 million and $1.4 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the consolidated balance sheet at December 31, 2022 and 2021, respectively. The aggregate foreign currency translation exchange rate loss included in determining loss before income taxes was $10.6 million and $1.3 million for the year ended December 31, 2022 and 2021, respectively. The year-over-year change was driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of December 31, 2022 as the U.S. dollar strengthened against foreign currencies.
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
Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that totals approximately $321.6 million as of December 31, 2022.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of indie Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and noncontrolling interest, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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
Irvine, California
March 28, 2023

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$321,629	$219,081
Restricted cash	250	383
Accounts receivable, net of allowance for doubtful accounts of $46 as of December 31, 2022 and $27 as of December 31, 2021	26,441	13,842
Inventory, net	13,256	9,080
Prepaid expenses and other current assets	12,290	5,648
Total current assets	373,866	248,034
Property and equipment, net	15,829	11,090
Intangible assets, net	63,117	96,285
Goodwill	136,463	113,574
Operating lease right-of-use assets	12,055	—
Other assets and deposits	2,021	270
Total assets	$603,351	$469,253

Liabilities and stockholders' equity
Accounts payable	$14,186	$5,441
Accrued payroll liabilities	11,541	4,021
Accrued expenses and other current liabilities	13,159	16,462
Intangible asset contract liability	9,377	5,516
Current debt obligations	15,700	2,275
Total current liabilities	63,963	33,715
Long-term debt, net of current portion	155,699	5,618
Warrant liability	45,398	100,467
Intangible asset contract liability, net of current portion	4,177	12,452
Deferred tax liabilities, non-current	7,823	19,532
Operating lease liability, non-current	10,115	—
Other long-term liabilities	1,844	5,612
Total liabilities	289,019	177,396
Commitments and contingencies (Note 21)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 129,265,882 and 111,260,962 shares issued, 126,824,465 and 108,181,781 shares outstanding as of December 31, 2022 and December 31, 2021, respectively.	13	11
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 21,381,476 and 30,448,081 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	2	3
Additional paid-in capital	568,564	514,891
Accumulated deficit	(243,816)	(200,416)
Accumulated other comprehensive loss	(11,951)	(1,443)
indie’s stockholders’ equity	312,812	313,046
Noncontrolling interest	1,520	(21,189)
Total stockholders' equity	314,332	291,857
Total liabilities and stockholders' equity	$603,351	$469,253
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021
Revenue:
Product revenue	$89,457	$43,796
Contract revenue	21,340	4,616
Total revenue	110,797	48,412
Operating expenses:
Cost of goods sold	60,491	28,703
Research and development	121,197	58,117
Selling, general, and administrative	48,237	36,384
Total operating expenses	229,925	123,204
Loss from operations	(119,128)	(74,792)
Other income (expense), net:
Interest income	2,567	49
Interest expense	(1,692)	(1,239)
Gain from change in fair value of SAFEs	—	21,600
Gain (loss) from change in fair value of warrants	55,069	(26,060)
Loss from change in fair value of earn-out liabilities	—	(38,758)
Gain (loss) from change in fair value of contingent considerations	9,468	(80)
Gain from extinguishment of debt	—	304
Other income (expense)	(107)	42
Total other income (expense), net	65,305	(44,142)
Net loss before income taxes	(53,823)	(118,934)
Income tax benefit	1,035	327
Net loss	(52,788)	(118,607)
Less: Net loss attributable to noncontrolling interest	(9,388)	(30,563)
Net loss attributable to indie Semiconductor, Inc.	$(43,400)	$(88,044)

Net loss attributable to common shares —basic	$(43,400)	$(88,044)
Net loss attributable to common shares —diluted	$(43,400)	$(88,044)

Net loss per share attributable to common shares —basic	$(0.37)	$(1.26)
Net loss per share attributable to common shares —diluted	$(0.37)	$(1.26)

Weighted average common shares outstanding—basic	118,660,785	70,012,112
Weighted average common shares outstanding—diluted	118,660,785	70,012,112

See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(52,788)	$(118,607)
Other comprehensive loss:
Foreign currency translation adjustments	(10,624)	(1,365)
Comprehensive loss	(63,412)	(119,972)

Less: Comprehensive loss attributable to noncontrolling interest	(10,130)	(30,654)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(53,282)	$(89,318)
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
NONCONTROLLING INTEREST
(Amounts in thousands, except share amounts)

	Common Stock Class A		Common Stock Class V		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit) Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	34,413,634	$3	33,373,294	$3	$43,155	$(153,264)	$(209)	$(110,312)	$8,820	$(101,492)

Vesting of equity awards	1,943,838	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	22,905	—	—	22,905	—	22,905
Net loss through June 10, 2021	—	—	—	—	—	(2,619)	—	(2,619)	(586)	(3,205)
Reverse recapitalization on June 10, 2021	60,441,289	6	454,077	—	251,229	—	—	251,235	—	251,235
Reverse recapitalization: ADK Minority Holders interest on June 10, 2021	(378,605)	—	—	—	(36,831)	40,892	40	4,101	(4,101)	—
Net loss after June 10, 2021	—	—	—	—	—	(85,425)	—	(85,425)	(29,977)	(115,402)
Reclassification of earn-out liability	—	—	—	—	158,517	—	—	158,517	—	158,517
Issuance per Exchange of Class V to Class A	3,379,290	—	(3,379,290)	—	(3,237)	—	—	(3,237)	3,237	—
Issuance per Exchange of ADK LLC units to Class A	55,601	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	796,590	—	—	—	(1,778)	—	—	(1,778)	—	(1,778)
Issuance per TeraXion acquisition	5,805,144	1	—	—	81,275	—	—	81,276	1,165	82,441
Release of shares previously held in escrow	1,725,000	1	—	—	(344)	—	—	(343)	344	1
Foreign currency translation adjustment	—	—	—	—	—	—	(1,274)	(1,274)	(91)	(1,365)
Balance as of December 31, 2021	108,181,781	$11	30,448,081	$3	$514,891	$(200,416)	$(1,443)	$313,046	$(21,189)	$291,857

Vesting of equity awards	652,878	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	35,285	—	—	35,285	—	35,285
Issuance per Exchange of Class V to Class A	10,962,484	1	(10,962,484)	(1)	(10,897)	—	—	(10,897)	10,897	—
Issuance per Exchange of ADK LLC units to Class A	103,923	—	—	—	—	—	—	—	—	—
Issuance on earn out awards - first milestone	3,074,779	1	1,895,879	—	872	—	—	873	(873)	—
Issuance per net settlement of equity awards and cash exercise of stock options	2,829,385	—	—	—	(864)	—	—	(864)	967	103
Share Repurchase in connection with 2027 Notes	(1,112,524)	—	—	—	(7,404)	—	—	(7,404)		(7,404)
Wuxi Capital Raise	—	—	—	—	19,857	—	116	19,973	21,848	41,821
Issuance in connection with At-The-Market equity offering	2,131,759	—	—	—	16,824	—	—	16,824	—	16,824
Net loss	—	—	—	—	—	(43,400)	—	(43,400)	(9,388)	(52,788)
Foreign currency translation adjustment	—	—	—	—	—	—	(10,624)	(10,624)	(742)	(11,366)
Balance as of December 31, 2022	126,824,465	$13	21,381,476	$2	$568,564	$(243,816)	$(11,951)	$312,812	$1,520	$314,332
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(52,788)	$(118,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,812	5,967
Inventory impairment charges	1,563	173
Share-based compensation	41,885	22,905
Amortization of discount and cost of issuance of debt	417	198
Bad debts	24	(158)
Gain from change in fair value remeasurement of SAFEs	—	(21,600)
(Gain) loss from change in fair value of warrants	(55,069)	26,060
Loss from change in fair value of earn-out liabilities	—	38,758
(Gain) loss from change in fair value of contingent considerations	(9,468)	131
Gain from change in fair value of currency forward contract	(208)	—
Gain from extinguishment of debt	—	(304)
Deferred City Semi compensation	222	500
Deferred tax liabilities	(2,002)	(516)
Amortization of right-of-use assets	1,949	—
Unrealized foreign currency transaction (gain) loss	8	(86)
Changes in operating assets and liabilities:
Accounts receivable	(12,161)	(4,477)
Inventory	(4,299)	(3,171)
Accounts payable	7,419	(2,476)
Accrued expenses and other current liabilities	1,665	1,432
Accrued payroll liabilities	528	3,950
Deferred revenue	(301)	(837)
Prepaid and other current assets	(8,175)	(3,706)
Operating lease liabilities	(1,488)	—
Other long-term liabilities	(1,278)	45
Net cash used in operating activities	(76,745)	(55,819)
Cash flows from investing activities:
Purchases of property and equipment	(7,568)	(2,682)
Purchases of intangible assets	—	(1,388)
Business combinations, net of cash	(8,705)	(80,256)
Net cash used in investing activities	(16,273)	(84,326)
Cash flows from financing activities:
Proceeds from issuance of SAFEs	—	5,000
Proceeds from issuance of common stock/At-the-market offering	17,203	—
Offering costs for the issuance of common stock/At-the-market offering	(379)	—
Proceeds from Wuxi Capital Raise	41,861	—
Issuance Costs related to Wuxi Capital Raise	(39)	—
Proceeds from issuance of debt obligations	161,507	775
Issuance and discount costs related to 2027 Notes	(5,374)	—
Proceeds from reverse recapitalization	—	377,663
Issuance costs related to reverse recapitalization	—	(19,902)
Payments on debt obligations	(2,158)	(17,543)

Payments on financed software	(4,161)	(2,270)
Redemption of Class H units	—	(900)
Deferred payments on business combination	(7,500)	—
Payments of City Semi deferred compensation	(1,000)	(399)
Taxes paid related to net share settlement of vested equity awards	—	(1,844)
Repurchase of common stock	(7,404)	—
Proceeds from exercise of stock options	103	66
Net cash provided by financing activities	192,659	340,646
Effect of exchange rate changes on cash, and cash equivalents	2,774	265
Net increase in cash and cash equivalents	102,415	200,766
Cash, cash equivalents, and restricted cash at beginning of period	219,464	18,698
Cash, cash equivalents, and restricted cash at end of period	$321,879	$219,464

Supplemental disclosure of cash flow information:
Cash paid for interest	$376	$1,234

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$1,464	$240
Conversion of historical members' equity	$—	$41,278
Class G warrants cashless exchange	$—	$407
Conversion of SAFEs	$—	$86,100
Conversion of Embry Notes	$—	$4,119
Recognition of earn-out considerations	$—	$119,759
Recognition of warrant liabilities	$—	$74,408
Accrual for purchases of intangible assets	$—	$17,820
Fair value of common stock issued for business combination	$—	$82,441
Contingent consideration for business combination	$7,836	$4,000
Accrual for purchase consideration for business combination	$9,674	$7,500
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
1)Nature of the Business and Basis of Presentation
indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) and its subsidiaries are collectively referred to herein as the “Company.” The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Rabat, Morocco; Haifa, Israel; Quebec City, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.
Execution of At-The-Market Agreement
On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexibility that it provides to the capital markets and to best time its equity capital needs. As of December 31, 2022, indie has raised gross proceeds of $17,203 and issued 2,131,759 shares of Class A common stock at an averaged per-share sales price of $8.07 through this program and had approximately $132,797 available for future issuances under the ATM Agreement. For the year ended December 31, 2022, indie incurred total issuance costs of $379.
Recent Acquisitions
On October 1, 2021, indie entered into a definitive agreement with Onsemi (“Onsemi”) and completed its acquisition of ON Design Israel Ltd. (“ON Design Israel”), for $4,974 in cash paid upon close (net of cash acquired), $7,500 of cash in 2022 and up to $7,500 of cash based on design win performance. Upon completion of the acquisition, ON Design Israel was renamed to indie Semiconductor Design Israel Ltd.
On October 12, 2021, indie completed its acquisition of all of the outstanding capital stock of TERAXION INC, a Canadian corporation (“TeraXion”) from the existing stockholders of TeraXion. The acquisition was consummated pursuant to a Share Purchase Agreement dated August 27, 2021. The total consideration paid for this acquisition consisted of (i) approximately $75,282 in cash (including debt paid at closing and net of cash acquired); (ii) the issuance by indie of 5,805,144 shares of indie Class A common stock with a fair value of $65,192; and (iii) the assumption by indie of TeraXion options, which became exercisable to purchase 1,542,332 shares of indie Class A common stock with a fair value of $17,249.
On October 21, 2021, indie entered into a definitive agreement with Analog Devices (“ADI”) to acquire Symeo GmbH (“Symeo”). The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8,705 in cash at closing, net of cash acquired; (ii) a $10,000 promissory note payable in January 2023 with a fair market value of $9,674 on January 4, 2022; and (iii) an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $7,836 on January 4, 2022.
See Note 3 — Business Combinations for additional description of these acquisitions.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Reverse Recapitalization with Thunder Bridge Acquisition II
On June 10, 2021 (the “Closing Date”), the Company completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd. (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021. In connection with the Transaction, Thunder Bridge Acquisition II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, and TB2 was domesticated into a Delaware corporation and merged with and into a merger subsidiary of Surviving Pubco. Immediately prior to the closing of the Transaction (the “Closing”), shareholders of TB2 redeemed an aggregate of 9,877,106 common shares of TB2 and the outstanding common shares and warrants of TB2 were converted into 24,622,894 Class A common shares of Surviving Pubco and 17,250,000 warrants to purchase Class A common shares of Surviving Pubco. The outstanding common shares and warrants of TB2 sponsors were converted into 8,625,000 shares of Class A common shares and 8,650,000 private placement warrants. In addition, TB2 issued 1,500,000 working capital warrants to an affiliate of the sponsor in satisfaction of a working capital promissory note (see Note 10 — Warrant Liability). Concurrent with the Closing, TB2 raised $150,000 in a Private Investment in Public Entity (“PIPE”) financing, pursuant to which Surviving Pubco issued 15,000,000 Class A common shares. On the Closing Date, Surviving PubCo changed its name to indie Semiconductor, Inc., and listed its shares of Class A common stock, par value $0.0001 per share (“Common Stock”) on the Nasdaq under the symbol “INDI.”
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
3,450,000 Class A common shares of indie were issued and held in escrow (“Escrow Shares”) for the potential future release to the sponsors of TB2 in the event the earn-out milestones are met. Additionally, the former owners of ADK LLC may be entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the earn-out milestones are met. See Note 11 — Contingent and Earn-Out Liabilities for the milestone details.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Risks and Uncertainties
The Pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. The ultimate duration and extent of the Pandemic depends on future developments that cannot be accurately predicted at this time, including the severity and transmission rates of new and more contagious and/or vaccine-resistant variants of COVID-19, as well as the impact that any such new variants may have on local, regional, national and international customers and economic markets. The Pandemic has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the Pandemic remains unknown.
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
Basis of Presentation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which 85% was owned by indie as of December 31, 2022. ADK LLC’s consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH and Symeo GmbH, both of which are private limited liability companies incorporated under the laws of Germany, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc., a company incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, indie Semiconductor Korea Branch, a limited liability company under the laws of Korea, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
with 55% voting controlled and 38% owned by the Company as of December 31, 2022 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.
All significant intercompany accounts and transactions of the subsidiaries have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. The noncontrolling interest attributable to the Company’s less-than-wholly-owned subsidiary is presented as a separate component from stockholders’ equity (deficit) in the consolidated balance sheets, and a noncontrolling interest in the consolidated statements of operations and consolidated statements of stockholders’ equity (deficit) and noncontrolling interest (see Note 2 — Summary of Significant Accounting Policies — Consolidation).
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
On an ongoing basis, management evaluates its estimates assumptions, including those related to (i) the collectability of accounts receivable; (ii) write-down for excess and obsolete inventories; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) amounts recorded in connection with acquisitions; (vii) recoverability of intangible assets and goodwill; (viii) the recognition and disclosure of fair value of debt instruments, warrants and contingent liabilities; (ix) the computation of share-based compensation; (x) accrued expenses; and (xi) the recognition of revenue based on a cost-to-cost measure of progress for certain engineering services contracts. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with estimates related to the valuation of certain financial instruments and assets associated with various contractual arrangements, and valuation of assets acquired in connection with acquisitions. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.
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
For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency-denominated accounts are remeasured into U.S. dollars. Unrealized exchange gains and losses arising from remeasurements of foreign currency-denominated assets and liabilities are included within Other income (expense), net in the consolidated statements of operations and comprehensive loss. Gains and losses arising from international intercompany transactions that are of a long-term investment nature are reported in the same manner as translation gains and losses. Realized exchange gains and losses are included in net income for the periods presented.
Forward Exchange Contracts
The Company’s forward exchange contracts, which are used to hedge anticipated U.S. dollar denominated sales and purchases as well as euro-denominated purchases, do not qualify for hedge accounting and are recognized at fair value. Any change in the fair value of these contracts is reflected as part of Other income (expense), net in the consolidated statement of operations.

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
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Transaction, our Post-Combination Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we achieve total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we issue more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. The Company expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Cash and Cash Equivalents
Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. As of December 31, 2022 and 2021, cash and cash equivalents consisted of money market funds and cash deposits that were held by reputable financial institutions in local jurisdictions of the Company’s subsidiaries including the U.S., Asia, Canada, Germany, and Great Britain denominated in U.S. dollars and local currency.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Inventory, Net
The Company values inventories at the lower of cost or net realizable value on a first-in, first-out basis. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write-downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on the comparison between inventory on hand and forecasted customer demand for each specific product. Once written down, inventory write-downs are not reversed until the inventory is sold or scrapped. Inventory write-downs are also established when conditions indicate the net realizable value is less than cost due to physical deterioration, technological obsolescence, changes in price level or other causes. All inventory provisions are recorded to cost of goods sold in the consolidated statement of operations.
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
Intangible Assets, Net
The Company’s intangible assets include intangible assets acquired from business combinations, intellectual property (“IP”) and software licensed from third parties. The majority of the intangible assets have finite lives, except for those related to in-progress research and development (“IPR&D”), and are amortized over a period of two to ten years, on a straight-line basis, which approximates the pattern in which economic benefits of these assets are expected to be utilized. IPR&D is considered to have indefinite life until the abandonment or completion of the associated research and development efforts. If the development is abandoned in the future, these assets will be expensed in the period of abandonment. If and when the development activities are completed, management will make a determination of the useful lives and methods of amortization of these assets.
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
Significant judgment may be required when goodwill is assessed for impairment. Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of fair value of each reporting unit. The Company did not record any impairment to goodwill for the years ended December 31, 2022 and 2021.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting of property and equipment, right-of-use assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the carrying amount of an asset (or asset group) exceeds its estimated undiscounted future cash flows, an impairment charge is recognized to the extent the fair value is less than the carrying value. The Company did not record any impairment to long-lived assets for the years ended December 31, 2022 and 2021.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Earn-out Liability
The earn-out shares have been categorized into two components: (i) those associated with stockholders with vested equity at the closing of the Transaction that will be earned upon achievement of the earn-out milestones (the “Vested Shares”) and (ii) those associated with stockholders with unvested equity at the closing of the Transaction that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the earn-out milestones (the “Unvested Shares”). The Vested Shares were initially classified as liabilities in the consolidated balance sheet at fair value and subsequently were remeasured at the end of each reporting period. The estimated fair value of the earn-out liability was determined using a Monte Carlo Simulations analysis that simulated the future path of the Company’s stock price over the earn-out period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate. The change in fair value of the earn-out liability was recorded as part of Other income (expense), net in the consolidated statement of operations. Upon the achievement of the first earn-out milestones, the liability classified portion was remeasured to its fair value and reclassified to equity. The final change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.
The Unvested Shares are equity-classified share-based compensation to be recognized over time.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Engineering services contracts with customers typically contain only one distinct performance obligation, which is primarily design services for integrated circuits (“ICs”) based on agreed upon specifications. Engineering services contracts typically also include the purchase, at the customer’s option, of the designed products at agreed upon prices subsequent to completion of the design services. The Company has determined that the option to purchase these products is not a material right and has not allocated transaction price to this provision.
For these engineering services arrangements, revenue is recognized over time as services are provided based on the terms of the contract on an input basis, using costs incurred as the measure of progress and is recorded as contract revenue in the consolidated statement of operations. The costs incurred represent the most reliable measure of transfer of control to the customer. Revenue is deferred for amounts billed or received prior to delivery of the services.
Practical Expedients and Elections
ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the reporting periods presented. The guidance provides certain practical expedients that limit this requirement and, therefore, disclosure of the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed is not provided. The Company has elected not to disclose the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations for contracts where these criteria are met.
The Company’s policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant as of both December 31, 2022 and 2021, and accordingly, no costs have been capitalized.
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

Upon adoption of ASC 842, the Company elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. Further, the Company elected to exclude short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease for certain asset classes.
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
Research and Development Expenses
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The costs incurred in satisfying these contracts are recorded as research and development expenses. Research and development expenses also include amortization of certain intangible assets acquired through business combinations. All research and development costs are expensed as incurred.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include employee compensation and benefits for sales, executive management, finance, accounting, legal, human resources and other administrative personnel. In addition, it includes marketing and advertising, outside legal, tax and accounting services, insurance, and occupancy costs and related overhead costs allocated based on headcount. Selling, general, and administrative costs also include amortization of certain intangible assets acquired through business combinations. Selling, general, and administrative costs are expensed as incurred.
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
The determination of fair value of restricted and certain market- or performance-based stock awards and units is based on the value of the Company’s stock on the date of grant with performance-based awards and units adjusted for the actual outcome of the underlying vesting conditions. The determination of fair value of options granted is based on Black-Scholes Model and market-based awards is based on Monte Carlo Simulations analysis.
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
Income taxes are recognized based upon our underlying annual blended federal, state and foreign income tax rates for the year. As the sole managing member of ADK LLC, indie Semiconductor, Inc. consolidates the financial results of ADK LLC and its subsidiaries. Further, indie Semiconductor Inc. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of ADK LLC, as well as any stand-alone income or loss generated by indie. As of December 31, 2022, the Company's income tax benefit is attributable to its Non-US operations.
The Company accounts for income taxes under the asset and liability method pursuant to ASC 740 for its corporate subsidiaries. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2022, the Company continues to maintain a full valuation allowance against its deferred tax assets in the US and for material entities in China.
The Company recognizes liabilities for uncertain tax positions based on a two-step process regarding recognition and measurement. The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities based on the technical merits of the position. The Company then measures the tax benefits recognized in the financial statements from such positions based on the largest benefit greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority. The changes in recognition or measurement are reflected

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
in the period in which the change in judgment occurs based on new information not previously available. As of December 31, 2022, the Company has not identified any uncertain tax positions.
The Company records interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2022, no accrued interest or penalties are recorded on the consolidated balance sheet, and the Company has not recorded any related expenses.
Comprehensive Loss
Foreign currency translation adjustments of $10,624 and $1,365 represent the difference between net loss and comprehensive loss for the year ended December 31, 2022 and 2021, respectively.
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
Stock Repurchase
The Company accounts for stock repurchases in the consolidated balance sheet by reducing common stock for the par value of the shares, reducing paid-in capital for the amount in excess of par to zero during the period in which the shares are repurchased, and recording the residual amount, if any, to retained earnings.
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

The Company applied the transition requirements on the adoption date of January 1, 2022, rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, the Company elected the package of practical expedients permitted under the

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. The Company also elected to use the hindsight practical expedient to consider any facts or circumstances that have changed through the January 1, 2022 adoption date that may affect the lease term due to renewal options and assess the impairment of the right-of-use asset. As an accounting policy election, the Company also excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes. Effective January 1, 2022, the Company recorded the impact on its consolidated balance sheet from the recognition of ROU asset and lease liability of $10,344. The impact to its consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows is not material. See Note 20 — Leases, for additional details.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 (and December 15, 2021 for nonpublic companies) and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company adopted ASU 2019-12 as of January 1, 2022 on a prospective basis. The standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company early adopted this update for the year ended December 31, 2021 and the impacts to its consolidated financial statements were not material.
3)Business Combinations
The Company acquired TeraXion, Inc. (“TeraXion”) and ON Design Israel Ltd. (“ON Design Israel”) in October 2021 and Symeo GmbH (“Symeo”) in January 2022. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The following presents the final allocation of the

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
purchase consideration to the assets acquired and liabilities assumed for Symeo, TeraXion and ON Design Israel as of December 31, 2022:

	Symeo GmbH	TeraXion	ON Design Israel
Purchase price - cash consideration	$10,000	$74,050	$6,107
Purchase price - cash consideration (Accrual)	9,674	—	7,500
Add: debt paid at closing	—	6,857	—
Less: cash acquired	(1,295)	(5,625)	(1,133)
Net cash paid	18,379	75,282	12,474

Purchase price - equity consideration
Common stock	—	65,192	—
Options	—	17,249	—
Total equity consideration	—	82,441	—

Earn out shares	7,836	—	—
Contingent consideration	—	—	4,000
Net consideration	$26,215	$157,723	$16,474

Fair value of net assets and liabilities assumed:
Current assets other than cash	2,767	7,627	119
Property and equipment	1,039	4,992	1,424
Developed technology	5,060	17,305	—
In-progress research & development	4,060	—	10,100
Customer relationships	4,510	13,059	—
Backlog	350	16	—
Trade name	2,590	6,946	—
Other non-current assets	36	—	66
Current liabilities	(1,461)	(5,840)	(537)
Deferred revenue	—	(1,025)	—
Deferred tax liabilities, non-current	(1,055)	(10,030)	—
Long-term debt	—	(7,580)	—
Total fair value of net assets acquired	17,896	25,470	11,172

Goodwill	$8,319	$132,253	$5,302
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
As of December 31, 2022, the Company finalized the opening net assets acquired and goodwill as follows:

	Preliminary Valuation	Adjustments	Final Valuation
Property and equipment	$6,009	$(1,017)	$4,992
Developed technology	43,594	(26,289)	17,305
In-progress research & development	10,304	(10,304)	—
Customer relationships	12,682	377	13,059
Backlog	2,378	(2,362)	16
Trade name	6,125	821	6,946
Deferred tax liabilities, non-current	(20,272)	10,242	(10,030)
Goodwill	103,721	28,532	132,253
Changes in fair value of fixed assets and deferred tax liabilities, non-current were a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows. As a result, the Company recorded an adjustment to decrease the amortization of intangible assets of $2,491 in the consolidated statement of operations during the three months ended September 30, 2022, of which $617 would have been recorded during the three months ended December 31, 2021 and the remainder during the six months ended June 30, 2022, if the adjustment to the intangible assets had been recognized as of the date of the acquisition.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Backlog relates to various purchase orders in place with TeraXion’s customers at the time of the acquisition. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be two years.
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
For the year ended December 31, 2021, indie incurred approximately $1,640 of acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total acquisition-related costs incurred for the year ended December 31, 2022 was de minimus.
The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and TeraXion as if the closing of the acquisition had occurred on January 1, 2021:

Year ended
December 31, 2021
Combined revenue	$66,788
Combined net loss before income taxes	(126,350)
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
Acquisition of ON Design Israel Ltd.
On October 1, 2021, indie entered into a definitive agreement and completed its acquisition of ON Design Israel Ltd. (“ON Design Israel”) for $4,974 in cash paid upon close (net of cash acquired), $7,500 was paid in 2022, and up to $7,500 will be paid upon achievement of certain milestones. Upon completion of the acquisition, ON Design Israel was renamed to indie Semiconductor Design Israel Ltd and became a wholly-owned subsidiary of the Company.
The Company paid a premium (i.e. goodwill) over the fair value of the net tangible and identified intangible assets acquired as this acquisition brings the Company an engineering development team with broad experience in radar system implementation,

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
which will accelerate indie’s entry into the radar market and enable the Company to capture strategic opportunities among Tier 1 customers.
As of December 31, 2022, the Company finalized the opening net assets acquired and goodwill as follows:

	Preliminary Valuation	Adjustment	Final Valuation
Property and equipment	$1,315	$109	$1,424
Developed technology	5,077	(5,077)	—
In-progress research & development	1,562	8,538	10,100
Current liabilities	(754)	217	(537)
Goodwill	9,089	(3,787)	5,302
Changes in fair value of fixed assets, current liabilities, deferred tax liabilities and non-current liabilities were a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows. As a result, the Company recorded an adjustment to decrease the amortization of intangible assets of $169 in the consolidated statement of operations during the twelve months ended December 31, 2022 that would have been recorded during the prior periods if the adjustment to the intangible assets had been recognized as of the date of the acquisition.
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
For the year ended December 31, 2021, indie incurred approximately $365 of acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses. Total acquisition-related costs incurred for the year ended December 31, 2022 was de minimus.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $4,000 as of the acquisition date. The maximum contingent consideration payable in connection with the acquisition is $7,500. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches. The first tranche (“Tapeout”) is payable, up to a maximum of $2,500, upon the achievement of tapeout of certain product designs acquired from the seller within 30 months of the acquisition. The second tranche (“Design Win”) is payable, up to a maximum of $5,000, upon indie’s achievement of a design win related to certain acquired product designs within 36 months of the acquisition. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. During the six months ended June 30, 2022, management determined that the product designs specified in the contingent consideration arrangement would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value of Tapeout and Design Win contingent consideration liabilities were reduced to zero as of December 31, 2022.
Pro forma financial information for the year ended December 31, 2021 for ON Design Israel is not disclosed as the results are not material to the Company’s consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Acquisition of Symeo GmbH
On October 21, 2021, indie entered into a definitive agreement with ADI to acquire Symeo. The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8,705 in cash at closing, net of cash acquired; (ii) a $10,000 promissory note payable in January 2023 with a fair market value of $9,674; and (iii) an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $7,836 on January 4, 2022. The acquisition date fair value of the equity-based earn-out was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. This earn-out has two tranches. Both tranches are payable upon Symeo achieving a revenue threshold of $5,000 by March 31, 2023, another revenue threshold of $6,000 by March 31, 2024 and an annual gross margin of Symeo for each period of greater than 65%. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statements of operations. The fair value of these contingent consideration liabilities was $2,000 and $4, respectively, as of December 31, 2022. The first tranche of this earn-out liability is reflected in Accrued expense and other current liabilities and the second tranche is reflected in Other long-term liabilities in the consolidated balance sheet as of December 31, 2022.
As of December 31, 2022, the Company finalized the opening net assets acquired and goodwill as follows:

	Preliminary Valuation	Adjustment	Final Valuation
Purchase price - contingent considerations	$8,204	$(368)	$7,836

Inventory	2,020	(90)	1,930
Developed technology	6,631	(1,571)	5,060
In-progress research & development	2,170	1,890	4,060
Customer relationships	2,411	2,099	4,510
Backlog	603	(253)	350
Trade name	965	1,625	2,590
Deferred tax liability	(2,935)	1,880	(1,055)
Goodwill	14,267	(5,948)	8,319
Change in the equity-based earn-out was driven by updating the valuation methodology from probability-weighted method to Monte Carlo Simulations analysis. The Company initially used the probability-weighted method to determine the fair value of the equity-based earn out as certain information was not available to conduct the Monte Carlo Simulations analysis.
Changes in fair value of inventory, fixed assets and deferred tax liabilities were a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows. As a result, the Company recorded an adjustment to increase the amortization of intangible assets of $271 in the consolidated statement of operations during the three months ended December 31, 2022 that would have been recorded during the first nine months ended September 30, 2022 if the adjustment to the intangible assets had been recognized as of the date of the acquisition.
Four separate developed technologies relating to industrial radar distance sensor, automotive radar sensor, telemetry power unit and legacy products offered by Symeo were identified at the time of the acquisition. Developed technologies were each valued using relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar technologies and was further adjusted to reflect the maintenance R&D expenses associated with

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
sustaining the technology. The economic useful life for the identified assets range between three years and seven years based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer relationships represents the fair value of future projected revenue that will be derived from sales of products to existing customers of Symeo. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be ten years.
Backlog relates to various purchase orders in place with Symeo’s customers at the time of the acquisition. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be two years was determined.
Trade name relates to the “Symeo” trade name. The fair value was determined by applying the relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar brand names. The economic useful life was determined to be seven years.
The fair value of IPR&D, was determined using the relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar technologies and was further adjusted to reflect the maintenance R&D expenses associated with sustaining the technology. Because the estimates and assumptions made by management at the time of the acquisitions are unobservable and significant to the overall fair value measurement of these acquired identifiable intangible assets, the corresponding fair values are classified as Level 3 fair value hierarchy measurements.
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

indie incurred various acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses. Total costs incurred is de minimis for the year ended December 31, 2022.
Pro forma financial information for the twelve months ended December 31, 2022 for Symeo is not disclosed as the results are not material to the Company’s consolidated financial statements.
4)Inventory, Net
Inventory, net consists of the following:

	December 31,
	2022	2021
Raw materials	$5,718	$2,380
Work-in-process	6,846	6,301
Finished goods	2,484	2,151
Inventory, gross	15,048	10,832
Less: Inventory reserves	1,792	1,752
Inventory, net	$13,256	$9,080
During the years ended December 31, 2022 and 2021, the Company recognized write-downs in the value of inventory of $1,563 and $173, respectively.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
5)Property and Equipment, Net
Property and equipment, net consists of the following:

		December 31,
	Useful life	2022	2021
	(in years)
Production tooling	4	$10,851	$10,158
Lab equipment	4	6,382	4,489
Office equipment	3 - 7	4,736	1,893
Leasehold improvements	*	1,216	395
Construction in progress		1,763	256
Property and equipment, gross		24,948	17,191
Less: Accumulated depreciation		9,119	6,101
Property and equipment, net		$15,829	$11,090
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $3,168 and $1,198 for the years ended December 31, 2022 and 2021, respectively.
Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.
6.Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2022				December 31, 2021
	Weighted average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.0	$22,734	$(4,993)	$17,741	6.7	$49,040	$(1,374)	$47,666
Software licenses	1.5	23,305	(11,514)	11,791	2.5	23,297	(6,286)	17,011
Customer relationships	8.2	17,569	(1,895)	15,674	6.7	12,682	(365)	12,317
Intellectual property licenses	1.0	1,777	(1,716)	61	1.5	1,736	(1,687)	49
Trade names	5.5	9,536	(1,466)	8,070	6.7	6,125	(182)	5,943
Backlog	1.0	366	(175)	191	1.8	2,378	(239)	2,139
Effect of exchange rate on gross carrying amount		(3,614)	—	(3,614)		(631)	—	(631)
Intangible assets with finite lives		71,673	(21,759)	49,914		94,627	(10,133)	84,494

IPR&D		14,160	—	14,160		11,866	—	11,866
Effect of exchange rate on gross carrying amount		(957)	—	(957)		(75)	—	(75)
Total intangible assets with indefinite lives		13,203	—	13,203		11,791	—	11,791

Total intangible assets		$84,876	$(21,759)	$63,117		$106,418	$(10,133)	$96,285

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The Company obtained software licenses, which it uses for its research and development efforts related to its products. In fiscal 2022 and 2021, the Company obtained additional software licenses. Further, the Company has acquired developed technology, customer relationships, trade names, backlog and IPR&D as a result of the business combinations. The change in gross amount of intangible assets is related to the business combination valuation for TeraXion, ON Design and Symeo that was finalized during the twelve months ended December 31, 2022. See Note 3 — Business Combinations for additional information.
Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses these assets for impairment on a periodic basis. As of December 31, 2022, the Company determined that there was no impairment of intangible assets.
Amortization of intangible assets for the years ended December 31, 2022 and 2021 was $11,644 and $4,769, respectively, and is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based their respective nature, in the consolidated statements of operations.
Based on the amount of definite-lived intangible assets subject to amortization as of December 31, 2022, amortization expense for each of the next five fiscal years is expected to be as follows:

2023	$14,553
2024	11,480
2025	6,676
2026	5,880
2027	4,003
Thereafter	7,322
Total	$49,914
7)Goodwill
The following table sets forth the carrying amount and activity of goodwill as of December 31, 2022:

	December 31,
	2022	2021
Balance at the beginning of the period	$113,574	$1,739
Acquisitions (Note 3)	8,319	112,756
Measurement period adjustment for business combinations from prior year	24,745	—
Effect of exchange rate on goodwill	(10,175)	(921)
Balance at the end of the period	$136,463	$113,574
During the fiscal year ended December 31, 2022, the change in goodwill is primarily driven by $8,319 increase due to the acquisition of Symeo that was completed during the period, $24,745 increase related to the finalization of business combination valuations for TeraXion and ON Design and partially offset by $10,175 decrease in value due to effect of exchange rate on goodwill. See Note 3 — Business Combinations for a detailed discussion of goodwill acquired as well as adjustments due to finalization of the business combination valuations.
Goodwill increased by $112,756 in fiscal 2021 due to acquisitions completed during the period.
The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of this test indicated that the Company’s goodwill was not impaired. There were no other indicators of impairment noted during the fiscal year ended December 31, 2022 and 2021.
Subsequent to the issuance of the financial statements for the fiscal year ended December 31, 2021, the Company identified a misstatement in the financial statements related to the recognition of deferred taxes in the purchase accounting for ON Design Israel. The Company recorded the following adjustment:

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)

	December 31, 2021
	Initially reported	Adjustment	Corrected
Goodwill	$115,206	$(1,632)	$113,574
Deferred tax liabilities, non-current	$21,164	$(1,632)	$19,532
8)Warranties
The Company’s warranty liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2022 and 2021. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Balance at the beginning of period	$553	$201
Accruals for warranties issued	545	151
Assumed warranty liability from acquisition	194	226
Warranty obligations satisfied during the period	(137)	(25)
Effect of exchange rate	(24)	—
Balance at the end of period	$1,131	$553
9)Debt
The following table sets forth the components of debt as of December 31, 2022 and 2021:

	December 31,
	2022			2021
	Principal outstanding	Unamortized discount and issuance cost	Carrying amount	Principal outstanding	Unamortized discount and issuance cost	Carrying amount
2027 Notes	160,000	(5,258)	154,742	—	—	—
Promissory note, due 2023	10,000	(26)	9,974	—	—	—
CIBC loan, due 2026	5,247	(14)	5,233	7,102	(19)	7,083
Short term loans, due 2023	1,450	—	1,450	810	—	810
Total debt	$176,697	$(5,298)	$171,399	$7,912	$(19)	$7,893
The outstanding debt as of December 31, 2022 and 2021 is classified in the consolidated balance sheets as follows:

	December 31,
	2022	2021
Current liabilities – Current debt obligations	$15,700	$2,275
Noncurrent liabilities – Long-term debt net of current maturities	155,699	5,618
Total debt	$171,399	$7,893

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
2027 Notes
On November 16, 2022, the Company entered into a purchase agreement (the “Purchase Agreement” with Goldman Sachs & Co. LLC, as representative of the initial purchasers (collectively the “Initial Purchasers”), pursuant to which the Company agreed to sell $140,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Initial Notes”). The Company also agreed to grant an option, exercisable within the 30-day period immediately following the date of the Purchase Agreement (the “Option”) to the Initial Purchasers to purchase all or part of an additional $20,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Additional Notes” and, together with the Initial Notes, the “2027 Notes”). On November 17, 2022, the Initial Purchasers exercised the Option in full, bringing the total aggregate principal amount for the 2027 Notes to $160,000. The sale of the 2027 Notes closed on November 21, 2022. The 2027 Notes were issued pursuant to an Indenture dated November 21, 2022 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Interest on the 2027 Notes will be payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. The 2027 Notes will mature on November 15, 2027, unless earlier repurchased, redeemed or converted.

The 2027 Notes will be convertible into cash, shares of the Company’s Class A common stock, par value $0.0001 per share (“common stock”), or a combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 115.5869 shares of common stock per $1,000 principal amount of the 2027 Notes, which is equivalent to an initial conversion price of approximately $8.65 per share of common stock. The initial conversion price of the Notes represents a premium of approximately 30% over the $6.655 per share last reported sale price of the common stock on The Nasdaq Capital Market on November 16, 2022. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid interest, except under the limited circumstances described in the Indenture. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in Section 1.01 of the Indenture) prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock (not to exceed 150.2629 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment in the same manner as the conversion rate) for Notes that are converted in connection with such Make-Whole Fundamental Change or for notes called (or deemed called) for redemption that are converted in connection with such notice of redemption.
The Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding August 15, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “Trading Price” (as defined in Section 1.01 of the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of certain corporate events as specified in the Indenture. On or after August 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in amounts determined in the manner set forth in the Indenture.

The Company may not redeem the 2027 Notes prior to November 20, 2025. indie may redeem for cash all or any portion of the 2027 Notes, at indie’s option, on or after November 20, 2025 if the last reported price of indie’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which indie provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Upon the occurrence of a “Fundamental Change” (as defined in Section 1.01 of the Indenture), subject to certain conditions and certain limited exceptions, holders may require the Company to repurchase for cash all or any portion of their Notes in principal amounts of $1,000 or an integral multiple thereof at a fundamental change repurchase price in cash equal to 100% of the

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Notes are senior unsecured obligations of the Company and rank: (i) senior in right of payment to any indebtedness of the Company that is expressly subordinated in right of payment to the Notes; (ii) equal in right of payment to any unsecured indebtedness of the Company that is not so subordinated; (iii) effectively junior in right of payment to any senior, secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of December 31, 2022, the total carrying value of the 2027 Notes, net of unamortized discount, was $154,742. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $116 for the year ended December 31, 2022, and is also included in Interest Expense in the Company’s consolidated statements of operations.

In connection with the offering of the Convertible Senior Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of common stock, at an average cost of $6.65 per share, for approximately $7,404.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
among other things, extended the maturity date of the loan and adjusted the financial covenants’ borrowing limits. During 2020, the outstanding balance on the term loan was transferred to the revolving line of credit.
On November 5, 2021, the Company entered into an amendment to the PacWest loan agreement (the “Amended Line of Credit”) that (i) increased the maximum borrowing capacity under the revolving line of credit to $20,000, (ii) limited the security interests of the bank to the cash collateral set at 102.5% of the drawn amount of the loan, (iii) removed various reporting and restrictive covenants, (iv) extended the maturity date to November 4, 2022 and (iv) reduced the interest rate to 2.1% per annum. In addition, the amendment required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with PacWest. Upon execution of the Amended Line of Credit, the Company repaid the outstanding balance of $1,675 under the original line of credit to this new arrangement.
The Company’s borrowings under the Amended Line of Credit were subject to an aggregate borrowing limit of $20,000 as of December 31, 2021. Total borrowings at any given time under the Amended Line of Credit were limited to a percentage of domestic accounts receivables less than 90 days past due and other factors. As of December 31, 2021, there was no outstanding balance on the Amended Line of Credit. On November 9, 2022, the Company terminated the Amended Line of Credit with PacWest and paid a de minimus fee.
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
The new loan had a maturity date of October 1, 2024 and interest equal to the greater of 10.75% or the Prime Rate plus 7.5%. The term loan may be prepaid by paying the principal and interest plus a prepayment fee ranging from 4.0% to 1.0% of the principal being repaid, depending on the length of time between the effective date and the prepayment date. Upon final repayment, an end-of-term fee of $720 was payable by the Company to Trinity. The term loan was collateralized by substantially all of the Company’s assets to the extent they were not already securing the senior debt of PacWest.
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
TeraXion Revolving Credit
In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request for full repayment of a portion or all outstanding

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
balances at anytime. At December 31, 2022 and 2021, the outstanding principal balance and credit limit of the loan was $5,247 and $7,102 (or CAD7,119 and CAD8,976), respectively.

TeraXion also has an authorized credit facility up to CAD7,000 from CIBC, bearing interest at prime rate plus 0.25%. This line of credit was unused as of December 31, 2022 and 2021.
Short-Term Loans
Wuxi
On November 13, 2019, Wuxi entered into a short-term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY2,000, or approximately $285, and bearing interest of 4.785% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. On November 13, 2020, the terms of the agreement were extended for twelve months, and the principal and interest were due on November 15, 2021. On November 19, 2021, the total outstanding balance with CITIC Group Corporation was fully paid off. On January 19, 2022, Wuxi entered into a short-term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY2,000, or approximately $315, and bearing interest of 3.90% per annum. On June 21, 2022, Wuxi increased its short-term loan principal with CITIC by CNY3,000, or approximately $448, and bearing interest of 3.70% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. As of December 31, 2022, the total outstanding short-term loan with CITIC Group Corporation Ltd. was CNY5,000, or approximately $725.
On October 15, 2020, Wuxi entered into a short-term loan agreement with Bank of Ningbo (“NBCB”) with aggregate principal balance of CNY1,000 or approximately $151 and bearing interest of 4.785%. On April 29, 2021, Wuxi increased its short-term loan principal with NBCB by CNY1,000 or approximately $155 to a total principal balance of CNY4,000. On October 14, 2021, the borrowing from October 15, 2020 was fully paid off. On October 18, 2021, Wuxi re-entered into a short-term loan agreement with NBCB for CNY1,000, or approximately $150 and bearing interest of 4.785%. On April 26, 2022, the entire loan balance was paid off, and on April 27, 2022 Wuxi entered into a short-term loan agreement with NBCB with aggregate principal balance of CNY2,000, or approximately $304, and bearing interest of 4.26% per annum. On June 24, 2022, Wuxi increased its principal balance by CNY3,000, or $448, and bearing interest of 3.15% per annum. As of December 31, 2022, the total outstanding short-term loan with NBCB was CNY5,000, or $725. As of December 31, 2021, the total outstanding short-term loan with NBCB was CNY2,000, or $315.
On November 18, 2021, Wuxi also entered into a short-term loan agreement with Bank of Nanjing with aggregate principal balance of CNY$3,000, or approximately $453 and bearing interest of 4.00%, On November 10, 2022, the entire loan balance was paid off. As of December 31, 2021, the total outstanding short-term loan with Bank of Nanjing was CNY3,000, or $472.
Symeo Promissory Note
In connection with the Symeo acquisition on January 4, 2022, the Company issued a short-term interest-free promissory note of $10,000, payable upon its maturity of January 31, 2023. As of December 31, 2022, the outstanding principal balance was $10,000 and the carrying value was $9,961. The promissory note was fully repaid on January 31, 2023.
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
The table below sets forth the components of interest expense for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$900	$—
Amortization of discount and issuance cost	116	—
Total interest expense related to the 2027 Notes	1,016	—

Interest expense on other debt obligations:
Contractual interest	375	1,041
Amortization of discount and issuance cost	301	198
Total interest expense related to other debt obligations	676	1,239

Total interest expense	$1,692	$1,239
The future maturities of the debt obligations are as follows:

2023	$16,697
2024	—
2025	—
2026	—
2027	160,000
Total	$176,697

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
10)Warrant Liability
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
The Company has reviewed the terms of warrants to purchase its Class A common stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in Other income (expense), net. The Company determined that all warrants are required to be carried as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations (see Note 13 — Fair Value Measurements). At the closing of the Transaction on June 10, 2021, the warrants had an initial fair value of $74,408, which was recorded as liability and a reduction to additional paid in capital in the consolidated balance sheet.
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
As of December 31, 2022 and 2021, there have been no exercises of the warrants and the fair value was $45,398 and $100,467, respectively.

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
These earn-out shares have been categorized into two components: (i) those associated with stockholders with vested equity at the closing of the Transaction that will be earned upon achievement of the earn-out milestones (the “Vested Shares”) and (ii) those associated with stockholders with unvested equity at the closing of the Transaction that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earn-Out Milestones (the “Unvested Shares”). The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 17 — Share-Based Compensation). The earn-out liability was initially measured at fair value at the closing of the Transaction and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.
The estimated fair value of the earn-out liability was determined using a Monte Carlo Simulations analysis that simulated the future path of the Company’s stock price over the earn-out period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate.
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
As of November 9, 2021, the first earn-out milestone was achieved while the second Earn-Out Milestone remains unachieved. The achievement of the first earn-out milestone eliminated the variability in the arrangement that previously prevented this instrument to be equity-classified. As a result, the earn-out liabilities associated with the first Earn-Out Milestone were recorded to Additional paid-in capital in the consolidated balance sheet at its fair value. At the same time, the unearned liabilities associated with the second Earn-Out Milestones were also remeasured to its fair value and reclassified per ASC 815-40 to Additional paid-in capital in the consolidated balance sheet. The total fair value associated with the first and second Earn-Out Milestone is $158,517 and the change in fair value of $38,758 from its initial measurement date is recorded as part of Other income (expense), net in the consolidated statement of operations as of December 31, 2021.
As of December 31, 2021, there was no liability remaining on the balance sheet.
Contingent Considerations
On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at a fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
first tranche of the contingent consideration. The fair value of the second tranche contingent consideration liabilities was $1,383 as of December 31, 2022.
On October 1, 2021, in connection with the acquisition of ON Design Israel, the Company recorded contingent consideration as a long-term liability at a fair value of $4,000. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $2,500, upon the achievement of Tapeout of certain product designs acquired from the seller within 30 months of the acquisition. The second tranche is payable, up to a maximum of $5,000, upon indie’s achievement of a Design Win related to certain acquired product designs within 36 months of the acquisition. The fair value of the first and second tranche contingent consideration liabilities was $1,817 and $2,222, respectively, and are recorded in Other long-term liabilities in the consolidated balance sheet as of December 31, 2021. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations as of December 31, 2021. During the six months ended June 30, 2022, management determined that the product design specified in the contingent consideration provision would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero as of December 31, 2022. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations.
On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $4,390 and $3,446, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 by December 31, 2022. The second tranche is payable upon Symeo’s achievement of a revenue threshold of $6,000 by December 31, 2023. The fair value of the first and second tranche contingent consideration liabilities as of December 31, 2022 was $2,000 and $4, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations.
See Note 3 — Business Combinations for additional information.
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
In connection with the closing of the Transaction on June 10, 2021, all SAFEs converted into Class A membership units in ADK LLC, and then into 7,466,891 shares of Class A common stock and 454,077 shares of Class V common stock of indie. At the time of conversion, the SAFEs had a fair value of $86,100, which was valued based on the Company’s market close price of $10.87 per share, and was recorded as a reduction of additional paid in capital in the consolidated balance sheet. The fair value of the SAFEs was $102,700 as of December 31, 2020. The change in fair value between the last measurement date and the conversion date was recorded in Other income (expense), net in the consolidated statement of operations.
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
At December 31, 2022 and 2021, the Company held currency forward contracts of $3,825 and $3,075 to sell United States dollars and to buy Canadian dollars at a forward rate. Any changes in the fair value of these contracts are reflected in the consolidated statement of operations. The change in fair value at December 31, 2022 and 2021 was de minimis.
The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$—	$17,970	$17,970
Public Warrants	$27,428	$—	$—	$27,428
City Semi Contingent Consideration - Second Tranche	$—	$—	$1,383	$1,383
Symeo Contingent Consideration - First Tranche	$—	$—	$2,000	$2,000
Symeo Contingent Consideration - Second Tranche	$—	$—	$4	$4
Symeo Promissory Note	$—	$—	$9,674	$9,674
Currency forward contract	$—	$3,845	$—	$3,845

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$—	$40,092	$40,092
Public Warrants	$60,375	$—	$—	$60,375
ON Design Israel Contingent Consideration - Tapeout	$—	$—	$1,817	$1,817
ON Design Israel Contingent Consideration - Design Win	$—	$—	$2,222	$2,222
City Semi Contingent Consideration - Second Tranche	$—	$—	$980	$980
Currency forward contract	$—	$3,068	$—	$3,068
As of December 31, 2022 and 2021, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximate the carrying values.
Level 3 Disclosures
Warrants
Private Placement Warrants were valued using the Black-Scholes-Merton formula and a Monte Carlo Simulations analysis. Calculating the fair value of warrants requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value.
For the year ended December 31, 2022, there were no redemptions of the warrants and the carrying amount of the liability fluctuated due to fair value remeasurement.
Contingent Earn-Outs
Contingent earn-outs were valued using a Monte Carlo Simulations analysis in order to simulate the future path of the Company’s stock price over the earn-out period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. As of November 9, 2021, the first earn-out milestone was achieved. The existing liability was remeasured to its fair value and reclassified from a liability to Additional paid-in capital in the consolidated balance sheet. See Note 11 — Contingent and earn-out Liabilities for additional information.
Contingent Considerations
Contingent considerations were valued based on the consideration expected to be transferred. The Company estimated the fair value based on a Monte Carlo Simulations analysis in order to simulate the probability of achievement of various milestones identified within each contingent consideration arrangement, using certain assumptions that require significant judgement and discount rates. The discount rates were based on the estimated cost of debt plus a premium, which included consideration of expected term of the earn-out payment, yield on treasury instruments and an estimated credit rating for the Company.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	As of December 31, 2022	As of December 31, 2021
	Input	Input
Liabilities:
Warrants
Expected volatility	64.00%	36.00%
City Semi Contingent Consideration - Second Tranche
Discount rate	12.65%	10.83%
ON Design Israel Contingent Consideration - Tapeout
Discount rate	N/A	4.37%
ON Design Israel Contingent Consideration - Design Win
Discount rate	N/A	4.37%
Contingent earn-outs - second milestone
Constant volatility factor	N/A	40.00%
Symeo Contingent Consideration - First Tranche
Discount Rate	4.73%	N/A
Symeo Contingent Consideration - Second Tranche
Discount Rate	4.73%	N/A
Symeo Promissory Note
Discount rate	3.13%	N/A
14)Stockholders’ Equity
Wuxi Capital Raise
On November 29, 2022, the Company entered into and closed an agreement with multiple investors in China, including two of the top four Chinese automotive OEMs, that secured a strategic investment (“Wuxi Capital Raise”) through Wuxi indie Microelectronics Ltd. (“Wuxi”), indie’s majority controlled subsidiary. The Wuxi Capital Raise provided Wuxi additional funding of CNY300,000 (approximately $42,000) by issuing 371,160 shares from Wuxi, which represents 16% of Wuxi’s equity at the time of issuance. The funds raised are intended to promote Wuxi’s business development and strengthen its capabilities. Pursuant to the terms of the Agreement, these investors will subscribe into the 371,160 shares at ¥808.28 per share. As a result, indie’s ownership in Wuxi has reduced from 45% to 38%. As indie continues to control Wuxi’s Board of Directors and has the majority of the voting interests, Wuxi’s financial results will continue to be consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s consolidated financial statements. Among other provisions, this agreement includes certain liquidation preferences for the investors (“Deemed Liquidation Event” or “DLE”) as well as an ability to exchange their Wuxi shares for shares of indie’s Class A common stock in the event Wuxi does not successfully complete a local initial public offering (“IPO”) by December 31, 2027 (the “Conversion”). A Deemed Liquidation Event includes but not limited to (a) a change of control of the Company or its surviving entity in a single, or series of related transactions, or merger, division, reorganization, acquisition, or business integration between the Company and any third parties, excluding any corporate restricting as duly approved pursuant to the AOA; or (b) a sale, transfer or otherwise disposal of the all or substantially all assets of the Company, in a single, or series of related transactions. Upon a DLE prior to IPO, the distribution will be made in cash in order of the liquidation preferences pursuant to the investment agreement for an amount that is the higher of (i) an amount equal to 100% of the applicable original issue price with an annual simple premium of 8% (calculated from the Closing Date to the date of the Liquidation Event), or (ii) an amount equal to the total liquidation proceeds received by the Company or the shareholders (as the case may be) directly in a Liquidation Event, multiplied by the shareholder’s proportionate ownership percentage, plus all accrued or declared but unpaid dividends of such share.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Pursuant to the investment agreement, Wuxi shall use commercially reasonable efforts to meet the conditions for the IPO and list shares by a Chinese or overseas securities trading institutions and consummate an IPO as early as possible if Wuxi is unable to consummate an IPO, indie undertakes to exchange the shares issued in this capital raise for indie’s Class A common stock equal to the total capital raised plus a premium of 8% per year (simple interest) between the execution date and December 31, 2027. The total amount is calculated using the exchange rate at the time of the stock exchange and the value of each of Class A common stock is based on the stock price at that time, but the exchange shall not exceed a total of 6,000,000 shares of indie Class A common stock.
Stock Repurchase Program
On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase common stock. This is inclusive of any concurrent repurchase of shares of common stock described in Note 9 - Debt, under the 2027 Notes, which allows for a portion of net proceeds to be used to repurchase up to $25,000 of common stock. For the year ended December 31, 2022, in connection with the concurrent repurchase, the Company has repurchased 1,112,524 shares of common stock, at an average cost of $6.65 per share, for approximately $7,404.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In May 2020, the Company issued 4,500 Class H units to the owners of City Semi as part of the business combination.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
15)Noncontrolling Interest
In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained an approximate 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s consolidated financial statements. The Company’s ownership of ADK LLC, was approximately 85% and 78% as of December 31, 2022 and 2021, respectively.
In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie,

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of December 31, 2022 and 2021, the Company had an aggregate of 21,381,476 and 30,448,081 shares of Class V common stock issued and outstanding, respectively.
ADK LLC held 55% and 50% voting control and 38% and 50% ownership interest in Wuxi as of December 31, 2022 and 2021, respectively. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the consolidated balance sheets. As of December 31, 2022, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s consolidated financial statements.
16)Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the customer’s shipping location for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
United States	$39,915	$11,313
Greater China	43,969	25,973
Europe	16,713	4,928
Rest of North America	4,788	3,798
Rest of Asia Pacific	3,932	1,006
South America	1,480	1,394
Total	$110,797	$48,412
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
The following table presents the assets and liabilities associated with the engineering services contracts recorded on the consolidated balance sheet as of December 31, 2022 and 2021:

		December 31,
	Balance Sheet Classification	2022	2021
Unbilled revenue	Prepaid expenses and other current assets	$3,623	$402
Contract liabilities	Accrued expenses and other current liabilities	$1,739	$1,840
During the year ended December 31, 2022 and 2021, the Company recognized $1,253 and $1,665, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the consolidated balance sheet and unbilled amounts that will be

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
recognized as revenue in future periods. As of December 31, 2022, the amount of performance obligations that have not been recognized as revenue was $32,204, of which approximately 70% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, one of our customers accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Customer A	36.9%	39.0%
The loss of this customer would have a material impact on the Company’s consolidated financial results.
The largest customer represented 38% and 31% of accounts receivable as of December 31, 2022 and 2021, respectively. No other individual customer represented more than 10% of accounts receivable at either December 31, 2022 or 2021.
17)Share-Based Compensation
At the closing of the Transaction on June 10, 2021, ADK LLC’s share-based compensation awards (as such terms are defined below) were converted into equity in indie at the Exchange Ratio of 27.80. Share and per share information below have been converted from historical disclosure based on the Exchange Ratio.
2021 Omnibus Equity Incentive Plan
The Company’s Board of Directors adopted the indie Semiconductor, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) effective June 10, 2021, which provides for the granting of nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, performance stock awards, unrestricted stock awards, distribution equivalent rights or any combination of the foregoing to employees and directors for a total of 10,368,750 shares. On June 22, 2022, the Company’s Board of Directors and shareholders approved an increase of shares by 10,500,000 to a total of 20,868,750 shares. The primary purpose of the 2021 Plan is to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors.
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
Since inception of the 2021 Plan, equity awards granted are substantially all in the form of restrictive stock units (“RSU”). These RSUs primarily have a four-year vesting schedule and vests annually in equal installments. The grant date fair value of RSUs issued per the 2021 Plan was valued based on the value of indie’s common stock on the date of grant. The RSUs are equity classified. Occasionally, the Company also grants equity awards in the forms of options or equity awards with either market condition (“MSU”) or performance conditions (“PSU”). Options typically have a four year vesting schedule in equal annual installments and a ten-year term from the original grant date. The grant date fair value of Options issued per the 2021 Plan was valued based on a Black-Scholes model at the time of the grant. Vesting for both the MSUs and PSUs require the award recipients’ continuous service with the Company and achievement of predetermined milestones. The grant date fair value of PSUs was based on the value of indie’s common stock on the date of grant. The grant date fair value of MSUs was determined using the Monte Carlo Simulations analysis. As of December 31, 2022, there were 10,259,207 award units in the 2021 Plan that were available for grant.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The board of directors authorized 14,284,919 shares (or 513,846 units prior to the exchange) for grant under the ADK LLC Operating Agreement. The Class B units generally have a four-year vesting schedule, in which 25% of units vest after 12 months and the remaining 75% vest monthly over the following three-year period. Upon the consummation of the Transaction, the Class B units were converted into Class A common stock at the Exchange Ratio of 27.80. Any unvested shares will continue to vest over time following their original contractual terms. No additional profit interests were granted post the consummation of the Transaction.
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
Stock compensation expense is recorded in cost of goods sold, research and development and general and administrative expenses based on the classification of the work performed by the grantees.
The following table sets forth the share-based compensation for the periods presented:

	December 31,
	2022	2021
Cost of goods sold	$149	$—
Research and development	28,325	9,721
Selling, general, and administrative	13,411	13,184
Total	$41,885	$22,905

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Total stock compensation expense for the year ended December 31, 2022 above included an accrual of $6,600 that represents awards issuable upon distribution of the Company’s 2022 annual incentive plan.
The following table sets forth the changes in the Company’s outstanding aforementioned non-option awards for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted average grant date fair value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Nonvested shares as of December 31, 2020	3,841,822	$2.61
Granted	6,237,471	$9.00
Vested	(3,070,760)	$4.17	153,636
Forfeited	(337,026)	$4.04
Nonvested shares as of December 31, 2021	6,671,507	$7.79
Granted	6,610,213	$7.81
Vested	(3,594,696)	$7.51	—
Forfeited	(436,667)	$10.46
Nonvested shares as of December 31, 2022	9,250,357	$8.52
As of December 31, 2022 there was $60,574 of total unrecognized compensation costs related to all nonvested shares, which is expected to be recognized over a weighted-average remaining vesting period of 3.3 years.
The following table sets forth the changes in the Company’s outstanding options in the 2021 plan for the year ended December 31, 2022:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2021	—	$—		$—
Granted	384,108	$10.77
Exercised	—	$—
Forfeited or expired	(15,233)	$11.69
Outstanding at December 31, 2022	368,875	$10.74	9.07	$—
Exercisable at December 31, 2022	—	$—	$—	$—
Vested or expected to vest	—	$—	—	$—
There were no options granted or outstanding for the year ended December 31, 2021.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee options. The following assumptions were used in the Black-Scholes model to calculate the fair value of stock options granted for the year ended December 31, 2022 for the 2021 Plan.

December 31, 2022
Expected life of options (in years) (1)	6
Dividend yield (2)	—%
Risk-free interest rate (3)	1.35% - 3.39%
Volatility (4)	53.95% - 77.74%

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
(1)The Company opted for simplified method permitted by ASC 718 for companies that offers plain vanilla options and do not have sufficient historical data to provide a reasonable basis to estimate the expected term. Under the simplified term, expected term = ((vesting term + original contractual term) / 2).
(2)The Company has assumed a dividend yield of zero as it has no plans to declare dividends in the foreseeable future.
(3)Risk free rate was obtained from US treasury notes for the expected terms noted as of the valuation date.
(4)Volatility, or the standard deviation of annualized returns, was calculated based on the Company’s internal volatility.
The weighted-average grant date fair value per share of options granted during the year ended December 31, 2022 was $10.77.
There were no stock options exercised under the 2021 Plan during the year ended December 31, 2022
As of December 31, 2022, the Company had $1,599 of unrecognized stock-based compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 3.1 years.
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
The following table sets forth the changes in the Company’s outstanding options for the year ended December 31, 2022:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2021	1,450,081	$0.20	5.93	$17,095
Granted	—	$—
Exercised	(235,144)	$0.44
Forfeited or expired	(893)	$0.05
Outstanding at December 31, 2022	1,214,044	$0.16	4.88	$6,889
Exercisable at December 31, 2022	1,214,044	$0.16	4.88	$6,889
Vested or expected to vest	1,214,044	$0.16		$6,889

2023 Employment Inducement Incentive Plan

On March 22, 2023, the Company’s board of directors approved the indie Semiconductor, Inc. 2023 Employment Inducement Incentive Plan (the “2023 Inducement Plan”), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). The 2023 Inducement Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock- or performance-based awards. In accordance with Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to a newly hired employee who has not previously been a member of indie’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by indie as a material inducement to the employee’s entering into employment with the Company. A total of 2,000,000 shares of Class A common stock were reserved for issuance under the 2023 Inducement Plan. To the extent that an award lapses, expires, is cancelled, is terminated, unexercised or ceases to be exercisable for any reason, or the rights of its recipient terminate, any shares subject to such award shall again be available for the grant of a new award under the 2023 Inducement Plan.

As of March 28, 2023, there were no awards outstanding and 2,000,000 Class A common stock shares available for future grant under the 2023 Inducement Plan.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
18)Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(52,788)	$(118,607)
Less: Net loss attributable to noncontrolling interest	(9,388)	(30,563)
Net loss attributable to indie Semiconductor, Inc.	$(43,400)	$(88,044)

Net loss attributable to common shares - dilutive	$(43,400)	$(88,044)

Denominator:
Weighted average shares outstanding - basic	118,660,785	70,012,112

Weighted average common shares outstanding—diluted	118,660,785	70,012,112

Net loss per share attributable to common shares— basic	$(0.37)	$(1.26)
Net loss per share attributable to common shares— diluted	$(0.37)	$(1.26)
On June 10, 2021, the Company completed a series of business transactions with TB2 pursuant to the MTA. The Transaction materially impacted the number of shares outstanding. Weighted average shares outstanding in the table above have been retroactively restated to give effect to the reverse recapitalization. See Note 1 — Nature of Business and Basis of Presentation for more information regarding the Transaction.
The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, warrants for Class A units (public and private), unexercised options, earn-out shares and escrow shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. For the years ended December 31, 2022 and 2021 the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to shareholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Year Ended December 31,
	2022	2021
Unvested Class B units	746,294	1,612,797
Unvested Phantom units	647,028	1,188,862
Unvested Restricted stock units	7,857,035	3,869,848
Convertible Class V common shares	21,381,476	30,448,081
Public warrants for the purchase of Class A common shares	17,250,000	17,250,000
Private warrants for the purchase of Class A common shares	10,150,000	10,150,000
Unexercised options	349,006	—
Earn-out Shares	5,000,000	10,000,000
Escrow Shares	1,725,000	1,725,000
	65,105,839	76,244,588

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
19.Income Taxes
The components of loss before income taxes for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
United States	$(49,948)	$(117,761)
Foreign	(3,875)	(1,173)
Total	$(53,823)	$(118,934)
The components of the provision for income taxes for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Current expense:
Federal	$—	$—
State	224	8
Foreign	818	181
Total current expense:	$1,042	$189
Deferred expense:
Federal	$—	$—
State	—	—
Foreign	(2,077)	(516)
Total deferred expense:	$(2,077)	$(516)
Total income tax expense	$(1,035)	$(327)
The components of deferred tax assets (liabilities) as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Reserves and accruals	$116	$310
Investment in Ay Dee Kay, LLC	44,114	41,788
Net operating loss (“NOL”) carryforwards	13,458	11,493
Total Deferred Tax Assets before Valuation Allowance	57,688	53,591
Valuation Allowance	(56,115)	(53,430)
Deferred Tax Assets – net of Valuation Allowance	1,573	161

Fixed Assets	$(104)	$(56)
Intangibles	(9,292)	(19,637)
Total Deferred Tax Liabilities	(9,396)	(19,693)
Net Deferred Tax Liabilities	$(7,823)	$(19,532)

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021, are as follows:

	2022	2021
Valuation Allowance as on January 1st	$53,430	$1,040
Increases recorded to tax provision	2,685	52,390
Decreases recorded as a benefit to income tax provision	—	—
Valuation Allowance as on December 31st	$56,115	$53,430
As of December 31, 2022, the Company has $10,451 of deferred tax assets in domestic NOLs. This was composed of gross U.S. Federal NOLs of $49,033, which have an indefinite carry-forward pursuant to the Tax Cuts and Jobs Act of 2017 and $50,450 of gross California NOLs, which have a carry-forward period of 20 years. Due to the California NOL suspension of tax years 2020 and 2021, the California 2021 NOL will be extended by one year. The Company also has $6,444 of gross NOLs in China which have a 5-year carry-forward period and $9,023 of gross NOLs in Germany which have an indefinite carryforward period and are subject to annual change-of-control utilization limitations.
In addition to the NOL carryforwards, the Company’s other significant deferred tax asset is its investment in ADK LLC in the amount of $44,114 (net of federal tax benefit). This is based on the difference between the book carrying value of the investment and the tax basis in the investment pursuant to tax law.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences in accordance with the relevant accounting guidance under ASC 740. The Company has concluded that it is not possible to reasonably quantify future taxable income. Further, when considering its history of generating net operating losses, management concluded that it is more likely than not that the Company’s domestic deferred assets will not be realized and has established a full valuation allowance for U.S. domestic deferred tax assets. A similar conclusion regarding China operations conducted through Wuxi and its subsidiaries have been reached. As a result, the Company continues to maintain a full valuation allowance as of December 31, 2022 for its China operations. The Company’s net deferred tax liability position is the result of the UK, Israel, Germany and Canada operations.
The Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes expense or tax benefits for the difference between the financial reporting basis over the tax basis of its investments in foreign subsidiaries to the extent such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S. The Company reviews its indefinite reinvestment assertion on a quarterly basis and evaluates its plans for reinvestment. This includes a review of the Company’s ability to control repatriation, its ability to mobilize funds without triggering basis differences, and the profitability of U.S. operations, their cash requirements and the need, if any, to repatriate funds. If the Company’s intent and ability with respect to reinvestment of earnings of non-U.S. subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued. The Company files a federal income tax return and various state income tax returns in the United States. However, ADK LLC will continue to file a partnership return as it has historically and ADK LLC tax returns for years 2019-2021 remain open to examination by the IRS, and tax years 2018-2021 remain open to California State Tax examination.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
A reconciliation of the federal statutory income tax rate to the effective tax rate for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Income tax provision at U.S. statutory federal rate	$(11,286)	$(25,509)
State income tax provision, net of federal income tax effect	(5)	(5,891)
Foreign taxes provision	(250)	22
Noncontrolling interest	1,844	6,764
Change in valuation allowance	6,728	24,150
Research and other tax credits	—	(270)
Tax benefits on vested and exercised equity awards	542	404
Partnership/non-taxable income	—	—
GILTI inclusion, net	1,301	—
Other	91	3
Provision for income taxes	$(1,035)	$(327)
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
The Company records tax positions as liabilities and adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022, the Company has not recorded any uncertain tax positions in its financial statements.
The Company records interest and penalties related to unrecognized tax benefits in provision of income taxes. As of December 31, 2022, no accrued interest or penalties are recorded in the consolidated balance sheets, and the Company has not recorded any related expenses.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examinations by the various jurisdictions where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2019 to 2021 for Federal purposes and from 2018 to 2021 for California. Foreign tax statutes are generally three to five years. The company’s significant foreign taxing jurisdiction are Canada, UK, Hungary, China, Germany, Argentina, Morocco and Israel.
The Company is also party to a Tax Receivable Agreement (“TRA”). Following the Transaction, ADK LLC unitholders’ exchange of ADK LLC units for indie Class A Common stock are expected to result in increases in the Company’s tax basis in its interest in ADK LLC. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to the Company, and therefore reduce the amount of tax that the Company would otherwise be required to pay in the future. As a result, the Company has entered into a TRA with certain members of ADK LLC prior to the Transaction. Under the TRA, the Company will be obligated to pay such parties or their permitted assignees 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that the Company realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis.
20.Leases
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
sales support offices, and manufacturing facilities throughout the world. The key lease terms for the principal locations are summarized below:
In July 2015, the Company entered into a five-year operating lease for its 14,881 square foot headquarters in Aliso Viejo, California, which is payable monthly with periodic rent adjustments over the lease term. The lease requires a security deposit of $30, which is recorded in other assets on the Company’s consolidated balance sheets as well as a tiered, time-based letter of credit that has now reached its lowest tier of $200. Subsequently, the rentable area was expanded to 18,000 square feet and the lease was extended through the end of June 2023. In November 2022 the lease was extended through the end of October 2028 and the letter of credit has been rescinded. Rent expense is approximately $40 per month.
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
In October 2021, the Company entered into a five-year operating lease for its design center in Austin, Texas. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expires in June 2027. Rent expense is approximately $13 per month.
In October 2021, the Company acquired TeraXion and assumed its existing operating lease for an office building and a warehouse in Quebec City, Canada. Rent for the associated office is payable at approximately $38 per month. The lease will expire on May 31, 2028. Rent for the associated warehouse is at approximately $3 per month. This lease will expire on November 30, 2023.
In February 2022, the Company entered into a two-year operating lease for its location in Haifa, Israel. Rent expense is approximately $11 per month.
In November 2022, the Company entered into an operating lease in Shanghai, China. Rent expense is approximately $14 per month. This lease will expire on January 15, 2026.
In November 2022, the Company entered into a three-year operating lease in Suzhou, China. Rent expense is approximately $6 per month.
The total monthly rent for the remaining locations of the Company around the world is not material.
ASC 842 Adoption
The Company adopted ASC 842 using the modified retrospective method on January 1, 2022. The Company determines if an arrangement is a lease at its inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company also excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes. Effective January 1, 2022, the Company recorded the impact on its consolidated balance sheet from the recognition of ROU asset and lease liability of $10,344.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The Company’s facility leases have remaining lease terms ranging from less than one year to six years, some of which include options to extend the lease term for up to five years.
The table below represents lease-related assets and liabilities recorded on the consolidated balance sheet:

	Balance Sheet Classification	December 31, 2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$12,055

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$1,955
Operating lease liabilities (noncurrent)	Operating lease liabilities	10,115
Total lease liabilities		$12,070
Lease Costs
The following lease costs were included in the consolidated statements of operations for the year ended December 31, 2022:

Twelve Months Ended December 31,
Operating lease cost	$2,496
Short-term lease cost	124
Variable lease cost	174
Total lease cost	$2,794
Supplemental Information
The table below presents supplemental information related to operating leases as of December 31, 2022:

Cash paid for amounts included in the measurement of operating lease liabilities	$2,035
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,660
Weighted average remaining lease term	6.90 years
Weighted average discount rate	5.42%
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as December 31, 2022:

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)

2023	$2,551
2024	2,152
2025	2,079
2026	1,814
2027	1,725
Thereafter	4,117
Total minimum lease payments	14,438
Less imputed interest	(2,368)
Present value of future minimum lease payments	12,070
Less current obligations under leases	(1,955)
Long-term lease obligations	$10,115
Disclosures related to Periods Prior to Adoption of New Lease Standard
Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2021, were as follows:

2022	$1,869
2023	1,674
2024	1,303
2025	1,177
2026	1,201
Thereafter	1,686
Total minimum lease payments	$8,910
Rent expense was recognized on a straight-lined basis over the lease term and is included in the consolidated statements of operations for the years ended December 31, 2021 as follows:

Research and development.	$966
Selling, general, and administrative	252
Cost of goods sold	24
Total	$1,242
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Royalty Agreement
The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the years ended December 31, 2022 and 2021 was $1,305 and $810, respectively. These expenses are included in cost of goods sold in the consolidated statements of operations. Accrued royalties of $544 and $264 are included in accrued expenses in the Company’s consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Tax Distributions
To the extent the Company has funds legally available, the board of directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the board of directors or paid by the Company during the years ended December 31, 2022 and 2021.
22) Supplemental Financial Information
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
Contingent considerations	$2,500	$7,500
Operating lease liabilities, current	1,955	—
Deferred revenue	1,739	1,840
Accrued interest	900	—
City Semi deferred compensation	—	833
Other (1)	6,065	6,289
Accrued expenses and other current liabilities	$13,159	$16,462
(1) Amount represents accruals for various operating expenses such as professional fees, accrued royalties, open purchase orders and other estimates that are expected to be paid within the next 12 months.
23)Geographical Information
Long-lived assets include property and equipment, net, which were based on the physical location of the assets as of the end of period presented:

	December 31,
	2022	2021
United States	$5,357	$2,786
Canada	4,931	5,802
Germany	1,435	105
Israel	1,567	1,297
China	1,692	843
Rest of world	847	257
Total	$15,829	$11,090

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
24)Subsequent Events
For its consolidated financial statements as of December 31, 2022 and the year then ended, management reviewed and evaluated material subsequent events from the consolidated balance sheet date of December 31, 2022 through March 28, 2023, the date the consolidated financial statements were issued.
Acquisition of GEO Semiconductor Inc.
On February 9, 2023, indie entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation (“GEO”), with GEO surviving as a wholly-owned subsidiary of indie. The aggregate consideration for this transaction is up to $270,000, of which $90,000 will be payable in cash at closing, $90,000 will be payable in indie shares of Class A common stock, par value $0.0001 per share at closing, and up to $90,000 will be payable in cash or Class A common stock subject to achieving certain GEO-related revenue targets. The purchase price is subject to working capital and other adjustments as provided in the merger agreement. The transaction was completed on March 3, 2023.
Acquisition of Silicon Radar
On February 21, 2023, Symeo, a wholly-owned subsidiary of the Company, completed its acquisition of all of the outstanding capital stock of Silicon Radar GmbH (“Silicon Radar”). The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, the Company and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9,000 in cash, (ii) approximately 980,000 shares of Class A common stock, par value $0.0001 per share of the Company and (iii) a contingent consideration payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based and design-win milestones through December 31, 2024. The purchase price is subject to working capital and other adjustments as provided in the merger agreement.
The Company expects to account for the acquisition of GEO and Silicon Radar as business combinations and is currently evaluating the purchase price allocation. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information for these transactions, given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2022.
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

In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures must be designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. As of December 31, 2022, our management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the “2013 COSO Framework”).
As previously disclosed, in connection with the preparation of our previously issued financial statements, material weaknesses in our internal control over financial reporting were identified that continue to exist as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses which continue to exist as of December 31, 2022 are as follows:
a.Risk Assessment: The Company did not have effective risk assessment to identify and analyze risks related to non-routine transactions, such as mergers and acquisitions, at a sufficient level of detail to identify all relevant risks of material misstatement across the Company or within each acquired entity.
b.Information and Communication: The Company did not have effective information control processes, including those related to information technology general controls (“ITGCs”), user access controls and the use of manual spreadsheets, to ensure the reliability of information used in certain computations related to financial reporting.
c.Control Activities: As a consequence of the aforementioned deficiencies, the Company did not have effective control activities related to the design and operation of process-level controls across certain key financial reporting processes.
Accordingly, the Company concluded that the deficiencies represent material weaknesses in its internal control over financial reporting and that internal control over financial reporting was not effective as of December 31, 2022.

This Annual Report does not include an attestation report of our independent registered public accounting firm, KPMG LLP, due to the established rules of the Securities and Exchange Commission.
Remediation Efforts to Address the Material Weaknesses
The Company’s remediation efforts related to the foregoing material weaknesses are ongoing, and the Company will continue its initiatives to strengthen the Company’s internal control environment which will require a substantial effort throughout 2023.
The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. In addition, it is possible that certain controls the Company plans to implement in 2023 will not have operated for a sufficient period of time in 2023 to test their operating effectiveness as part of the Company’s evaluation of internal control over financial reporting as of December 31, 2023 and may extend to the following year.

During the year ended December 31, 2022, management completed the following remedial actions:
•Control Environment:
◦We hired critical leadership roles with public company and internal control experience responsible for designing, implementing, and monitoring our business processes and ITGCs to support the achievement of our objectives.
◦We hired a Head of Internal Audit and established the Internal Audit function to provide independent oversight of the development and performance of internal controls and enforce accountability in the achievement of our short-term and long-term objectives with input and direction from our board of directors.
◦We established policies and practices that reflect the organization’s expectations to enforce accountability in our structures, authorities and responsibilities in the pursuit of our objectives.
•Risk Assessment:
◦We established objectives relating to the preparation of financial statements and analyzed the related risks considering internal and external factors across the organization and the potential impact of changes which could impact our system of internal controls.
◦We performed a detailed fraud risk assessment over financial reporting to ensure accurate, timely and complete financial statements and disclosures for fiscal year ended December 31, 2022.
•Control Activities:

◦We developed control activities that address and mitigate the risks to the achievement of the Company’s objectives that consider the range and variety of controls needed to address the environment, complexity, nature and scope of operations within the organization.
•Information and Communication:

◦We completed the first phase of implementing a new enterprise resource planning (“ERP”) tool during the year. As a result of the implementation we have transitioned the majority of our business to a system capable of automating some of our annual financial reporting processes, enhancing our information technology control environment, and mitigating some of the internal control gaps and limitations that cannot be addressed by the current system.
•Monitoring:
◦We performed ongoing evaluations to conduct monitoring to ascertain whether the components or internal control were present and functioning.
◦We evaluated and communicated the results of our monitoring activity with management and the board of directors, including any related action plans, and will continue to monitor progress to support timely remediation.
To remediate the material weaknesses described above, the Company is pursuing the following remediation steps:

1.Risk Assessment: We will continue to enhance our risk assessment procedures to identify and analyze risks related to non-routine transactions.
2.Information and Communication: In addition to our continued implementation of new ERPs on a worldwide basis, we plan to further enhance the function of internal control around segregation of duties, user access and information quality, from both internal and external resources, to ensure our information systems produce information that is timely, currently, accurate, complete, accessible, protected, verifiable and retained to support the entity’s objective.
3.Control Activities: We will continue to develop control activities that contribute to the mitigation of risks to support the achievement of objectives to select and develop control activities to address each risk to acceptable levels.

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
Changes in Internal Control Over Financial Reporting

As described above under “Remediation Efforts to Address the Material Weaknesses”, we are taking actions to remediate the material weaknesses in our internal control over financial reporting. Except as described above, there were no changes in internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical descriptions provide information regarding our directors and executive officers as of the date of this Report.

Name	Age	Position
Donald McClymont	54	Chief Executive Officer and Director
Ichiro Aoki	57	President and Director
Thomas Schiller	52	Chief Financial Officer and EVP of Strategy
Kanwardev Raja Singh Bal	47	Chief Accounting Officer
Steven Machuga	58	Chief Operating Officer
Jeffrey Owens	68	Director
Sonalee Parekh	50	Director
Diane Biagianti	60	Director
Diane Brink	65	Director
Karl-Thomas Neumann	62	Director
David Aldrich	66	Director
Peter J. Kight	67	Director

Directors

Our Board of Directors (“Board”) is divided into three classes, each serving staggered, three-year terms:

•our Class I directors are Ichiro Aoki, Jeffrey Owens, and Sonalee Parekh, and their current terms expire at the 2025 Annual Meeting of Stockholders;
•our Class II directors are Diane Biagianti, Diane Brink and Karl-Thomas Neumann and their current terms expire at the 2023 Annual Meeting of Stockholders; and
•our Class III directors are David Aldrich, Peter Kight and Donald McClymont and their current terms expire at the 2024 Annual Meeting of Stockholders.

The name, age as of the date of this Report, principal occupation for the last five years, selected biographical information and period of service as a director of indie of directors are set forth below.

Class I Directors

Ichiro Aoki, age 58, serves as indie’s President and as a member of the Board of Directors. He works closely with indie’s executive team and Board to create, update and manage execution of indie’s strategies and technical roadmaps. Prior to co-founding indie in 2012, Dr. Aoki was a co-founder, Board Member and Chief Architect of Axiom Microdevices, which was subsequently sold to Skyworks Solutions. Previously, Dr. Aoki founded and served as co-CEO of PST Eletronica Ltd. in Brazil, which was later sold to Stoneridge, Inc. Dr. Aoki has developed 35 patents worldwide and has authored numerous IEEE papers, two of them having over 400 citations. He is fluent in Japanese, Portuguese and English. Dr. Aoki holds a Ph.D. and Masters in Electrical Engineering from the California Institute of Technology and a Bachelor of Science in Electrical Engineering from the University of Campinas, Sao Paulo, Brazil. He serves as a California Institute of Technology Electrical Engineering Advisory Council Member and is also a Scientific Advisory Board Member with the California Institute of Technology Space-based Solar Power Project. Dr. Aoki’s extensive knowledge of technology and indie’s products qualifies him for membership on our Board.

Jeffrey Owens, age 68, has been our director since since June 2021 and is a retired automotive technology executive. He served as Executive Vice President and CTO of Delphi Automotive PLC, until his retirement in 2017. During his over 40-year career at Delphi, Mr. Owens served in a variety of technology, engineering and operating leadership roles, including as President of Delphi’s Electronics and Safety Division and President of Delphi Asia Pacific. Mr. Owens also has served as a director of Rogers Corporation (NYSE: ROG) since 2017 and previously served a director of Cypress Semiconductor Corporation from

2017 to 2020. Mr. Owens serves on the Board of Trustees for Kettering University, including as past Chairman. Mr. Owens received a Master’s in Business Administration from Ball State University and a Bachelor’s Degree in Mechanical/Electrical Engineering from Kettering University. He has also completed the Global Executive Program from Duke’s Fuqua School of Business and a Corporate Governance Program from Northwestern’s Kellogg School of Management. Mr. Owens brings to the Board deep experience as a technology and operating executive of a global automotive technology company, which qualifies him for membership on our Board.

Sonalee Parekh, age 50, has been our director since June 2021 has served since May 2022 as Chief Financial Officer of RingCentral, Inc. (NYSE: RNG), a provider of business cloud communications and contact center solutions. From September 2019 to April 2022, Ms. Parekh served as the Senior Vice President of Corporate Development and Investor Relations at Hewlett Packard Enterprise (“HPE”), a Fortune 500 technology company with approximately $30 billion in revenues. As Senior Vice President. of Corporate Development, Ms. Parekh was responsible for corporate strategy, mergers and acquisitions, strategic investments, business integration and performance management. In her role as Senior Vice President of Investor Relations, Ms. Parekh worked directly with many of the world’s largest institutional investors and asset managers and led HPE’s quarterly earnings process and socially responsible investing strategy. Prior to HPE, Ms. Parekh held senior leadership roles at several global investment banks, including Goldman Sachs, Barclays Capital and Jefferies International. From July 2016 to April 2019, Ms. Parekh was a Managing Director at Jefferies International, and from July 2014 to July 2016 she was an Executive Director at the Royal Bank of Canada. She currently serves as a board advisor to Bidstack Group. Ms. Parekh earned a Bachelor of Commerce from McGill University and holds a Chartered Accountancy designation and is an alumna of PricewaterhouseCoopers. Ms. Parekh’s experience with operations, management and strategic planning for large global organizations qualifies her for membership on our Board.

Class II Directors

Diane Biagianti, age 60, has been our director since April 2022 and has served since 2020 as senior vice president and general counsel for Glaukos Corporation (NYSE:GKOS), a publicly-traded medical technology and pharmaceutical company. From 2011 to 2020, Ms. Biagianti was Chief Responsibility Officer for Edwards Lifesciences, a global leader in patient-focused medical innovations for structural heart disease and critical care and surgical monitoring, where she was responsible for global ethics and compliance, corporate sustainability and information security. From 2009 to 2011, she served as division vice president, legal section head, upon Abbot Laboratories’ acquisition of Advanced Medical Optics, and from 2002 to 2009, she was served in various leadership positions at Advanced Medical Optics, including senior vice president and general counsel. From 1997 to 2002, she served as vice president and assistant general counsel for Experian Information Solutions, Inc. She has also worked as a labor and employment attorney for O’Melveny & Myers LLP and a senior accountant for M.J. Seby & Associates, Ltd., CPAs. Ms. Biagianti earned a juris doctorate from Cornell University and a bachelor’s degree in business administration from the University of Arizona. Ms. Biagianti’s legal and senior management experience with public technology companies qualifies her for membership on our Board.

Diane Brink, age 65, has been our director since June 2021 and is currently an Independent Director for Belden Inc. (NYSE: BDC), where she chairs both the Nominating and Corporate Governance Committee and the Cybersecurity Committee. Ms. Brink also serves as an independent director for Altus Power, Inc. (NYSE: AMPS), a developer, owner and operator of commercial-scale solar facilities, where she is chair of the Compensation Committee and a member of the Audit Committee. Ms. Brink is also a Senior Fellow and Adjunct Professor at the Kellogg School of Management, Northwestern University. Diane retired from IBM in February 2015 after a successful 35-year career. She served as IBM’s Chief Marketing Officer for Global Technology Services from September 2008 to January 2015. Her market-centric approach led to the redesign of the legacy infrastructure services business to a cloud-based, analytics driven services model, establishing market leadership in cloud computing, security, resiliency, and mobility. Ms. Brink has held a variety of senior leadership positions, including leading World Wide Integrated Marketing Communications, managing, promoting and generating demand for the IBM brand. Her leadership in advancing the digital transformation of IBM through digital marketing, social media and e-commerce enabled new revenue sources, new methods of client engagement, and new approaches to sales and marketing. She was Vice President of Marketing and Strategy for IBM Americas, Vice President of Distribution Channels Management, Systems Group and General Manager, IBM Middle Markets, Midwest. In addition to her public company board roles, she has board experience with nonprofit industry institutions including the Association of National Advertisers, the Advanced Energy Research & Technology Center, and the Iona Preparatory School. Ms. Brink currently serves on the Dean’s Council for the College of Engineering & Applied Sciences at Stony Brook University. She is a Governance Fellow with the National Association of Corporate Directors. Ms. Brink holds an MBA in Finance from Fordham University and a BS in Computer Science from Stony Brook University. Ms. Brink’s extensive experience leading, advising and managing public companies qualifies her for membership on our Board.

Karl-Thomas Neumann, age 62, has been our director since June 2021 and has been the CEO and Founder of KTN Investment and Consulting since March 2018. From April 2018 to June 2019, he held a management position at Canoo Inc., an electric vehicles company, where his responsibilities included technology and marketing. From March 2013 to March 2018 he was Executive Vice President & President Europe for General Motors Company, where he was also a member of the GM Executive

Committee. Dr. Neumann was previously with Volkswagen AG, where he was CEO and Vice President of Volkswagen Group China in Beijing from September 2010 to August 2012. Prior to that he held a number of management positions at Volkswagen, beginning in 1999 as Head of Research and Director of Electronics Strategy. From 2004 to 2009, Dr. Neumann was a member of the Executive Board at German automotive supplier Continental AG, responsible for the Automotive Systems Division. From August 2008 to September 2009, he was Chairman of the Executive Board of Continental AG. In December 2009, he returned to Volkswagen AG and took over company-wide responsibility for electric propulsion. Since March 2019, he has served as a member of the board of directors of South Korea based Hyundai-Mobis where he serves on the audit committee, the compensation committee and the nominating and corporate governance committee. Dr. Karl-Thomas Neumann holds a Ph.D. in Microelectronics from the University of Duisburg, Germany, as well as a diploma in Electrical Engineering from the University of Dortmund, Germany. He began his professional career at the Fraunhofer Institute as a research engineer before moving to Motorola Semiconductor, where he worked as an engineer and strategy director responsible for the automobile industry. Dr. Neumann’s deep experience with tech and automotive companies and strategic and operational insights qualify him for service on our Board.

Class III Directors

David Aldrich, age 66, has been our Chairman since June 2021 and was Chairman of the Board of Skyworks Solutions, Inc., a position he held between 2014 and 2018. Mr. Aldrich also served as Executive Chairman of Skyworks from May 2016 to May 2018. Prior to his appointment as Executive Chairman, Mr. Aldrich had served as Chief Executive Officer of Skyworks since its formation in 2002 via a merger between Alpha Industries and Conexant Systems’ wireless business. Before the creation of Skyworks, he served as President and CEO of Alpha Industries, a position he held since April 2000. He joined Alpha Industries in 1995 as Vice President and Chief Financial Officer and held various management positions in the ensuing years, including President and Chief Operating Officer. Prior to this, he held senior management positions at Adams-Russell and M/A-COM. Mr. Aldrich received a Bachelor of Arts in Political Science from Providence College and a Master’s in Business Administration from the University of Rhode Island. In 2004, he was named Ernst & Young New England Entrepreneur of the Year in the Semiconductor category. In 2014, he was named CEO of the Year by the Massachusetts Technology Leadership Council. In addition, Mr. Aldrich is a board member of Belden (NYSE: BDC), a publicly traded provider of end-to-end signal transmission solutions. He also serves as a board member of Allegro Microsystems, Inc. (NASDAQ: ALGM), a sensing and power semiconductor technology company. From 2017 until its recent acquisition by Cisco Systems, Inc. in 2021, Mr. Aldrich served as a member of the board of directors of Acacia Communications, Inc., a publicly traded optical networking strategy and technology company. Mr. Aldrich’s leadership and management experience as well as his service on boards of directors of public companies qualify him for membership on our Board.

Donald McClymont, age 54, serves as indie’s Chief Executive Officer and is responsible for formulating its strategic vision, ensuring execution of business plans and creating shareholder value. Mr. McClymont also serves on indie’s Board of Directors. Prior to co-founding indie in 2012, he was Vice President of Marketing at Axiom Microdevices, tasked with driving company strategy, developing sales engagements and building key industry partnerships. Prior to Axiom, he was a Product Line Director at Skyworks Solutions/Conexant and a Marketing Manager at Fujitsu. Previously, he was with Thesys (now X-FAB/Melexis), and Wolfson (now Cirrus Logic), as a design engineer. Mr. McClymont holds five patents worldwide and earned a Masters in Engineering Electronics and Electrical from the University of Glasgow. Mr. McClymont’s technical knowledge and his unique understanding of indie Semiconductor’s technology and operations qualify him for membership on our Board.

Peter J. Kight, age 67, has been our director since June 2021 and served as senior special advisor to Thunder Bridge II. Since 2020, he has been a senior special advisor of Thunder Bridge Capital Partners III Inc. From 2018 to 2019, he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Kight remained with the combined company, Repay Holdings Corporation (NASDAQ: RPAY) as chairman of the board of directors. Previously, he was the founder, chairman and CEO of CheckFree (Nasdaq: CKFR), a provider of financial services technology, from 1981 until it was acquired by Fiserv (Nasdaq: FISV) in 2007. He also served as director and vice chairman (2007 to 2010) of Fiserv until 2012. Prior to CheckFree, Mr. Kight was co-chairman, managing partner and senior advisor at Comvest Partners. Since May 2019, he is a board member of Bill.com Holdings, Inc. (NYSE: BILL), a provider of software that digitizes and automates back-office financial operations. Mr. Kight previously served on the boards of directors of Blackbaud (NASDAQ: BLKB), a supplier of software and services specifically designed for nonprofit organizations, from 2014 to 2020, Huntington Bancshares Incorporated (NASDAQ: HBAN), a regional bank holding company, from 2012 to 2020, Akamai Technologies, Inc. (NASDAQ GS: AKAM), distributor of computing solutions and services, from 2004 to 2012, and Manhattan Associates, Inc., (NASDAQ: MANH) a provider of supply chain planning and execution solutions, from 2007 to 2011. Mr. Kight holds more than a dozen patents and publications for electronic banking and payment systems. Mr. Kight’s technical knowledge and extensive experience managing and advising developing and growing companies and experience with public companies qualify him for membership on our Board.

Executive Officers

Please see “Part I., Item 1. Business, Information About Out Executive Officers” for information regarding our executive officers.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal officers, including our Chief Executive Officer, Chief Financial Officer, controller and other persons performing similar functions. The full text of our Code of Ethics is available on our website at investors.indiesemi.com under “Governance.” Our Code of Ethics is a “code of ethics” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Audit Committee

The Board has a standing Audit Committee, which currently consists of three directors. The current members of the Audit Committee are David Aldrich, Jeffrey Owens and Sonalee Parekh. Ms. Parekh serves as Chairman of the Audit Committee. Each of the members of our Audit Committee satisfy the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of Nasdaq. The Board has determined that Ms. Parekh is an “Audit Committee financial expert,” as that term is defined in SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with in a timely manner during the year ended December 31, 2022, except for one Form 4 with respect to one transaction for each of Mr. McClymont and Mr. Kight.
ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation programs for our named executive officers (identified below). This discussion may contain forward- looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the existing and currently planned programs summarized or referred to in this discussion.

We have opted to comply with the executive compensation disclosure rules applicable to emerging growth companies, as we are an emerging growth company. The scaled down disclosure rules are those applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Exchange Act.

Donald McClymont was our principal executive officer for the entirety of fiscal 2022 and fiscal 2021. Our two most highly compensated executive officers that were serving in such capacity at the end of fiscal year 2022 (other than Mr. McClymont) were Ichiro Aoki and Steve Machuga, and we have also voluntarily elected to provide compensation information for certain of our other executive officers.

Therefore, for the fiscal year ended December 31, 2022, our named executive officers were:

•Donald McClymont, Chief Executive Officer;
•Ichiro Aoki, President;
•Thomas Schiller, Chief Financial Officer and Executive Vice President of Strategy; and
•Steven Machuga, Chief Operating Officer

Name and Principal Position	Fiscal Year	Salary		Bonus (1)(2)	Stock Awards (2)	Option Awards (2)	All Other Compensation (3)	Total
Donald McClymont	2022	$400,000		$241,671	$1,316,424	$422,463	$19,075	$2,399,633
Chief Executive Officer	2021	$220,000		$—	$—	$—	$34,886	$254,886

Ichiro Aoki	2022	$275,000		$72,690	$764,884	$108,914	$6,855	$1,228,343
President	2021	$200,000		$—	$—	$—	$16,080	$216,080

Thomas Schiller	2022	$300,000		$101,955	$493,660	$158,422	$23,418	$1,077,455
Chief Financial Officer	2021	$300,000	0	$—	$—	$—	$47,358	$347,358
and Executive Vice
President of Strategy

Steve Machuga	2022	$330,000		$106,349	$968,536	$174,269	$8,250	$1,587,404
Chief Operating Officer	2021	$316,250		$—	$3,965,708	$—	$40,801	$4,322,759

(1)Each officer is entitled to a target bonus amount based on a percentage of their base salary. The target bonus percentage for each named executive officer is as follows: Mr. McClymont - target bonus equal to 80% of base salary; Mr. Schiller - target bonus equal to 45% of base salary; Mr. Aoki - target bonus equal to 35% of base salary; and Mr. Machuga - target bonus equal to 45% of base salary. In March 2023, based on the Company’s fiscal 2022 performance, the Compensation Committee approved the bonus amounts listed in the table above, to be payable in immediately vested shares of Class A common stock to further link the interests of our officers to our stockholders. These share awards will be granted after the Report is filed with the SEC, using the closing price of the Company’s shares as of the grant date to determine the actual number of shares to be awarded to each named executive officer.

(2)The fair value of these awards represents the estimated grant date fair value of the stock awards and option awards as determined under the provisions of ASC 718. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized from the stock awards. The assumptions made in computing the estimated fair value of such stock awards are discussed in Note 17 to the Consolidated Financial Statements included in our Report.

(3)Amount consists of Company matching contributions under the 401(k) Plan in the amount of $12,200, $0, $12,000, $8,250 for Messrs. McClymont, Aoki, Schiller and Machuga, respectively. Each named executive officer also was provided with Armadacare, which is an executive medical cost reimbursement program, which program costs $6,875, $6,855, $11,418 and $0 for Messrs. McClymont, Aoki, Schiller and Machuga, respectively, which was paid for by the Company.

Narrative Disclosure to Summary Executive Compensation Table

The following is a brief description of the compensation arrangements we have with each of our named executive officers and other compensation paid to our named executive officers.

Employment Arrangements with Named Executive Officers

We have entered into employment agreements with each of our named executive officers (the “Employment Agreements”). These agreements govern the terms of their compensation and, in addition, provide for certain payments and benefits in the event of certain qualifying terminations of employment, including a termination of employment in connection with a change in control of the Company. The employment agreements provide each named executive officer with a base salary and a target bonus.

The Employment Agreements also provide that if (i) indie terminates a named executive officer’s employment at any time with Cause (as such term is defined in the Employment Agreement), (ii) the named executive officer voluntarily terminates his employment other than for Good Reason (as such term is defined in the Employment Agreement) or (iii) the named executive officer dies, such named executive officer will be entitled to his base salary accrued through the date of termination of employment. Additionally, if a named executive officer is then serving on the Board, such named executive officer will be required to tender his resignation as a member of the Board if so requested.

Pursuant to the terms of the Employment Agreements, if indie terminates a named executive officer’s employment at any time (A) other than for Cause or (B) due to a Disability (as such term is defined in the Employment Agreement), or if a named executive officer voluntarily terminates his employment for Good Reason (each event constituting “Severance”), then, subject to such named executive officer executing a release of claims in favor of indie, such named executive officer will be entitled to: (a) lump sum payment equal to a sum of a number of months of base salary and target bonus, together with any base salary accrued through the termination date; (b) at the named executive officer’s election, a lump sum payment equal to the value of a number of months of COBRA coverage or direct payment of premiums for health care continuation coverage under the applicable provisions of COBRA (the “COBRA Benefit”); and (c) a number of months of accelerated vesting of all equity awards received from indie prior to such termination of employment (with the vesting for awards subject to performance-based vesting based on the target performance level). Mr. McClymont is entitled to 18 months of his base salary and target bonus, 18 months of the COBRA Benefit and to 12 months of accelerated equity award vesting, while all of the other named executive officers are entitled to 12 months of base salary and target bonus, 12 months of the COBRA Benefit and 6 months of accelerated equity award vesting.

Notwithstanding the foregoing, if any such termination occurs within the period commencing 90 days before, or two years following, the consummation of a Change of Control (as such term is defined in the Employment Agreement) (such event, a “CIC Severance”), then, in lieu of the benefits described above, such named executive officer will be entitled to: (a) a lump sum payment equal to a sum of a number of months of base salary and target bonus, together with any base salary accrued through the termination date; (b) 100% accelerated vesting of all equity awards received from indie prior to such termination of employment (with the vesting for awards subject to performance-based vesting to be at the greater of target or the level earned based on actual performance); (c) the COBRA Benefit for a number of months; and (d) a pro-rata portion of any annual bonus earned based on actual performance for the year of termination of employment. Additionally, if a named executive officer is then serving on the Board, such named executive officer will be required to tender his resignation as a member of the Board if so requested. For the CIC Severance, Mr. McClymont is entitled to 24 months of his base salary and target bonus and 18 months of the COBRA Benefit, while all of the other named executive officers are entitled to 18 months of base salary and target bonus and 18 months of the COBRA Benefit.

Equity Incentive Plan

The 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) is a comprehensive incentive compensation plan that was adopted in June 2021 under which we can grant equity-based and other incentive awards to our officers, employees, directors, consultants and advisers. The purpose of the 2021 Plan is to help us attract, motivate and retain such persons with awards under the 2021 Plan and thereby enhance shareholder value.

Administration. The 2021 Plan is administered by the compensation committee of our board of directors, which consists of three members of our board of directors, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and “independent” for purposes of Nasdaq requirements. If a member of the compensation committee is eligible to receive an award under the 2021 Plan, such compensation committee member shall have no authority under the plan with respect to his or her own award. Among other things, the compensation committee has complete discretion, subject to the express limits of the 2021 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted, the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2021 Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the 2021 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), unless such award is structured to be exempt from or comply with all requirements of Code Section 409A.

Grant of Awards; Shares Available for Awards. The 2021 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and consultants of the Company or its affiliates. The aggregate number of shares of Class A common stock (“Common Stock” or “common stock”) reserved and available for grant and issuance under the 2021 Plan is 20,868,750 shares. No more than 20,868,750 shares of common stock in the aggregate may be issued under the 2021 Plan in connection with incentive stock options. Shares shall be deemed to have been issued under the 2021 Plan solely to the extent actually issued and delivered pursuant to an award. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2021 Plan. The 2021 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it was adopted by our board of directors. The board of directors in its discretion may terminate the 2021 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2021 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

Stock Options. The 2021 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), , or “nonqualified stock options” (“NQSOs”).

Stock options may be granted on such terms and conditions as the compensation committee may determine, which shall be specified in the option agreement; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of common stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of our capital stock or that of a parent or subsidiary).

ISOs may only be granted to employees. In addition, the aggregate fair market value of common stock covered by one or more ISOs (determined at the time of grant), which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

No ISO shall be granted to an employee if, at the time the ISO is granted, such employee owns shares possessing more than ten percent (10%) of our total combined voting power, unless (i) at the time such ISO is granted the option price is at least one hundred ten percent (110%) of the fair market value of the shares subject to the ISO, and (ii) such ISO by its terms is not exercisable after the expiration of five (5) years from the date of grant.

No ISO shall be granted more than ten (10) years from the earlier of the effective date of the 2021 Plan or the date on which the 2021 Plan was approved by the Thunder Bridge II shareholders.

Stock Appreciation Rights. A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying common stock between the date of grant and the date of exercise. The compensation committee shall set forth in the applicable SAR award agreement the terms and conditions of the SAR, including the base value for the SAR (which shall not be less than the fair market value of a share on the date of grant), the number of shares subject to the SAR and the period during which the SAR may be exercised and any other special rules and/or requirements which the compensation committee imposes on the SAR. No SAR shall be exercisable after the expiration of ten (10) years from the date of grant. SARs may be granted in tandem with, or independently of, stock options granted under the 2021 Plan. A SAR granted in tandem with a stock option: (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the common stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the compensation committee may specify.

Performance Shares and Performance Unit Awards. Performance share and performance unit awards entitle the participant to receive cash or shares of common stock upon the attainment of specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values. The compensation committee shall set forth in the applicable award agreement the performance goals and objectives and the period of time to which such goals and objectives shall apply. If such goals and objectives are achieved, such distribution of shares, or payment in cash, as the case may be, shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of our fiscal year to which such performance goals and objectives relate, unless otherwise structured to comply with Code Section 409A.

Distribution Equivalent Right Awards. A distribution equivalent right award entitles the participant to receive bookkeeping credits, cash payments and/or common stock distributions equal in amount to the distributions that would have been made to the participant had the participant held a specified number of shares of common stock during the period the participant held the distribution equivalent right. A distribution equivalent right may be awarded as a component of another award (but not an option or SAR award) under the 2021 Plan, where, if so awarded, such distribution equivalent right will expire or be forfeited by the participant under the same conditions as under such other award. The compensation committee shall set forth in the applicable distribution equivalent rights award agreement the terms and conditions, if any, including whether the holder is to receive credits currently in cash, is to have such credits reinvested (at fair market value determined as of the date of reinvestment) in additional shares, or is to be entitled to choose among such alternatives.

Restricted Stock Awards. A restricted stock award is a grant or sale of common stock to the holder, subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the compensation committee or the board of directors may impose, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the compensation committee or the board of directors may determine at the date of grant or purchase or thereafter. If provided for under the restricted stock award agreement, a participant who is granted or has purchased restricted stock shall have all of the rights of a stockholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the compensation committee or the board of directors or in the award agreement). During the restricted period applicable to the restricted stock, subject to certain exceptions, the restricted stock may not be sold, transferred, pledged, exchanged, hypothecated, or otherwise disposed of by the participant.

Restricted Stock Unit Awards. A restricted stock unit award provides for a grant of shares or a cash payment to be made to the holder upon the satisfaction of predetermined individual service-related vesting requirements, based on the number of units awarded to the holder. The compensation committee shall set forth in the applicable restricted stock unit award agreement the individual service-based vesting requirements which the holder would be required to satisfy before the holder would become entitled to payment and the number of units awarded to the holder. The holder of a restricted stock unit shall be entitled to receive a cash payment equal to the fair market value of a share of common stock, or one share of common stock, as determined in the sole discretion of the compensation committee and as set forth in the restricted stock unit award agreement, for each restricted stock unit subject to such restricted stock unit award, if and to the extent the holder satisfies the applicable vesting requirements. Such payment or distribution shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the calendar year in which the restricted stock unit first becomes vested, unless otherwise structured to comply with Code Section 409A. A restricted stock unit shall not constitute an equity interest in the Company and shall not entitle the holder to voting rights, dividends or any other rights associated with ownership of shares prior to the time the holder shall receive a distribution of shares.

Unrestricted Stock Awards. An unrestricted stock award is a grant or sale of shares of our common stock to the employees, non-employee directors or non-employee consultants that are not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to us or an affiliate or for other valid consideration.

Change-in-Control Provisions. The Compensation Committee may, in its sole discretion, at the time an award is granted or at any time prior to, coincident with or after the time of a change in control, cause any award either (i) to be cancelled in consideration of a payment in cash or other consideration in amount per share equal to the excess, if any, of the price or implied price per share of common stock in the change in control over the per share exercise, base or purchase price of such award, which may be paid immediately or over the vesting schedule of the award; (ii) to be assumed, or new rights substituted therefore, by the surviving corporation or a parent or subsidiary of such surviving corporation following such change in control; (iii) to have its time periods accelerated, or waive any other conditions, relating to the vesting, exercise, payment or distribution of an award so that any award to a holder whose employment has been terminated as a result of a change in control may be vested, exercised, paid or distributed in full on or before a date fixed by the compensation committee; (iv) to be purchased from a holder whose employment has been terminated as a result of a change in control, upon the holder’s request, for an amount of cash equal to the amount that could have been obtained upon the exercise, payment or distribution of such rights had such award been currently exercisable or payable; or (v) terminate any then outstanding award or make any other adjustment to the awards then outstanding as the compensation committee deems necessary or appropriate to reflect such transaction or change. The number of shares subject to any award shall be rounded to the nearest whole number.

Amendment and Termination. The compensation committee may adopt, amend and rescind rules relating to the administration of the 2021 Plan, and amend, suspend or terminate the 2021 Plan, but no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the 2021 Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by each of our named executive officers as of December 31, 2022.

Name and Principal Position	Grant Date	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Donald McClymont	1/3/2022	—	$—		24,615	$143,505	—	$—	(1)(6)
Chief Executive Officer	1/3/2022	70,646	$11.69	1/3/2032	—	$—	—	$—	(2)
	1/3/2022	—	$—		—	$—	73,846	$430,522	(3)(6)
Ichiro Aoki	1/3/2022	—	$—		6,346	$36,997	—	$—	(1)(6)
President	1/3/2022	18,213	$11.69	1/3/2032	—	$—	—	$—	(2)
	1/3/2022	—	$—		—	$—	19,038	$110,992	(3)(6)
	8/31/2022	—	$—		50,000	$291,500	—	$—	(1)(6)
Thomas Schiller	1/3/2022	—	$—		9,231	$53,817	—	$—	(1)(6)
Chief Financial Officer	1/3/2022	26,492	$11.69	1/3/2032	—	$—	—	$—	(2)
and Executive Vice	1/3/2022	—	$—		—	$—	27,692	$161,444	(3)(6)
President of Strategy	8/13/2020	—	$—		—	$—	150,585	$877,911	(5)(6)
	8/13/2020	—	$—		—	$—	333,600	$1,944,888	(4)(6)
Steve Machuga	1/3/2022	—	$—		—	$—	17,377	$101,308	(5)(6)
Chief Operating Officer	1/3/2022	—	$—		10,154	$59,198	—	$—	(1)(6)
	1/3/2022	29,142	$11.69	1/3/2032	—	$—	—	$—	(2)
	8/31/2022	—	$—		—	$—	30,462	$177,593	(3)(6)

(1)Time-based restricted stock unit (“RSU”) award that vests in equal annual installments over a four-year period from the grant date.
(2)Options vest in equal annual installments over a four-year period from the grant date.
(3)PRSU may be earned and become vested based on the achievement of stock price targets set at $16 (“Threshold Price”), $18 (“Target Price”) and $20 (“Maximum Price”), each based on the average closing price for our Class A common stock during any 30 trading day period commencing on the grant date and ending on the three-year anniversary of the grant date. The PRSUs reported in this table represent shares that may be earned and become vested upon achievement of the Target Price (“Target Shares”). Achievement of the Threshold Price would result in 50% of the Target Shares being earned (“Threshold Shares”) and achievement of the Maximum Price would result in 200% of the target shares being earned (“Maximum Shares”). The actual number of PRSUs that vest for each named executive officer will be based on a straight line continuum calculation between the Threshold Shares and the Target Shares or between the Target Shares and the Maximum Shares. Notwithstanding the foregoing, to the extent the closing price of our Class A common stock equals or exceeds an average closing price of $20 per share during any 30 trading day period within the first 24 months of the three-year performance period, the Maximum Number of Shares shall vest on January 3, 2024.
(4)PRSU vests in its entirety upon the Company’s achievement of at least $150,000,000 in trailing twelve-month revenue.
(5)Time-based RSU award that vests as to 25% of the shares on the anniversary of the grant date and thereafter vests as to the remaining 75% of the shares monthly in equal installments over a three year period.
(6)The fair value of this award represents the valuation of the Class A common stock of indie Semiconductor, Inc. as of December 31, 2022 per a market close price of $5.83 per share.

2022 Director Compensation

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to each non-employee director for all services rendered in all capacities to our Company, or any of its subsidiaries, for the last fiscal year.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)(3)	Total
David Aldrich	$78,750	$175,003	$253,753
Diane Biagianti (4)	$37,500	$530,250	$567,750
Diane Brink	$78,750	$175,003	$253,753
Peter Kight	$75,000	$175,003	$250,003
Karl-Thomas Neumann	$75,000	$175,003	$250,003
Jeffrey Owens	$75,000	$175,003	$250,003
Sonalee Parekh	$78,750	$175,003	$253,753
William Woodward (5)	$37,500	$—	$37,500

(1)Under our director compensation plan adopted effective June 10, 2021 and subsequently amended from time to time (“Non-Employee Director Compensation Program”), our non-employee directors are each paid an (i) annual cash retainer of $75,000, and (ii) additional cash retainer of $15,000 for each committee chair position. Mr. Aldrich and Mses Brink and Parekh serve as the chair of the Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee, respectively. Their fees paid in cash reflect the additional cash retainer paid to committee chairs, prorated from June 22, 2022, when the Non-Employee Director Compensation Program was amended, to the end of the fiscal year.
(2)Under our Non-Employee Director Compensation Program, our non-employee directors are granted an (i) initial equity grant of $225,000 in restricted stock units that vest over three years and (ii) annual equity grant of $175,000 in RSUs that vest over one year with each director being eligible for such annual grant only after one year of service and each such grant being made immediately following our Annual Stockholders’ Meeting each year. On June 22, 2022, each non-employee director received a grant of 26,965 RSUs that had a grant date fair value of $175,003. The RSUs vest upon the earlier of June 22, 2023 or the date of the Company’s 2023 Annual Meeting of Stockholders.
(3)The fair value of these awards represents the grant date fair value of the stock awards as determined under the provisions of ASC 718. Such fair value amounts do not necessarily correspond to the potential actual value realized from the stock awards. The assumptions made in computing the estimated fair value of such stock awards are discussed in Note 17 to the Consolidated Financial Statements included in our Report. As of December 31, 2022, each of our non-employee directors held the following unvested restricted stock unit awards:

Name	Outstanding Stock Awards
David Aldrich	76,965
Diane Biagianti	75,000
Diane Brink	76,965
Peter Kight	76,965
Karl-Thomas Neumann	192,031
Jeffrey Owens	76,965
Sonalee Parekh	76,965
(4)Ms. Biagianti joined the Board effective April 1, 2022, and received an initial equity grant of 75,000 restricted stock units, in accordance with the Non-Employee Director Compensation Program in effect at that time. In the table above, $530,250 reflects the grant date fair value of the initial grant under the provisions of ASC 718. The RSUs vest in three equal annual installments beginning April 1, 2022.
(5)Mr. Woodward ceased serving as director effective March 28, 2022. The amount in the table above reflects his compensation paid in fiscal year 2022, pro-rated through March 28, 2022.

Risks Related to Compensation Policies and Practices

The Compensation Committee regularly monitors and considers whether our overall compensation programs, including our executive compensation program, create incentives for employees to take excessive or unreasonable risks that could materially harm our company. Although risk-taking is a necessary part of any business, the Compensation Committee focuses on aligning our compensation policies with our long-term interests and avoiding short-term rewards for management decisions that could pose long-term risks to us. We believe our 2022 compensation programs do not create risks that are reasonably likely to have a material adverse effect on our Company.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table sets forth information regarding the beneficial ownership of our common stock by:

•each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding Class A common stock and Class V common stock;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all Class A common stock and Class V common stock that they beneficially own, subject to applicable community property laws.

Subject to the paragraph above, the percentage ownership of common stock is based on 142,695,779 shares of our Class A common stock and 19,829,941 shares of our Class V common stock deemed issued and outstanding as of March 21, 2023. Of the 142,695,779 shares of our Class A common stock deemed issued and outstanding as of March 21, 2023, 2,370,002 of such shares are the 1,725,000 Sponsor Escrow Shares and 645,002 of such shares are restricted shares of Class A common stock that are issued and are considered beneficially owned as of March 21, 2023 because such shares carry voting rights even though they are subject to forfeiture. The beneficial ownership information below excludes the shares underlying outstanding warrants, any shares issuable upon the achievement of any earn-out consideration after March 21, 2023, and shares subject to outstanding grants or awards under the 2021 Plan, except to the extent they are exercisable by the holder within 60 days of March 21, 2023 (in which case they are deemed outstanding for purposes of computing the beneficial ownership of the person holdings such securities, but are not deemed outstanding for purposes of computing the beneficial ownership of any other person).

Unless otherwise noted, the business address of each of the following entities or individuals is 32 Journey, Aliso Viejo, California 92656.

Name and Address of Beneficial Owner	Shares of Class A Common Stock (1)	Shares of Class V Common Stock (2)	% of Total Common Stock (3)
Donald McClymont (4)	35,622	6,001,506	3.7%
Ichiro Aoki	1,603	5,689,362	3.5%
Thomas Schiller (5)	1,319,362	—	*
Steve Machuga	66,376	—	*
David Aldrich	25,000	—	*
Diane Biagianti (6)	25,000	—	*
Diane Brink	25,000	—	*
Peter Kight	2,025,000	—	1.2%
Karl-Thomas Neumann (7)	449,063	—	*
Jeffrey Owens	25,000	—	*
Sonalee Parekh	25,000	—	*
All Executive Officers and Directors as a Group (12 persons):	4,022,742	11,690,868	9.7%

Greater than Five Percent Holders:
Anthem/MIC Strategic Partners LP (8)	12,971,427	—	8.0%
Soros Fund Management LLC (9)	8,752,630	—	5.4%

(1)Each individual’s calculation includes shares subject to outstanding grants or awards under the 2021 Plan that are exercisable by the holder within 60 days of March 21, 2023.
(2)Holders owns ADK, LLC units after the Transaction (“Post-Transaction LLC Units”) and a corresponding number of shares of Class V common stock and will be entitled to one vote per share of Class V common stock. Subject to the terms of the Exchange Agreement, the Post-Transaction LLC Units are exchangeable for shares of Class A common stock on a one-for-one basis from and after December 10, 2021. Upon such exchange, the corresponding shares of Class V common stock will be cancelled.
(3)Represents the combined percentage of beneficial ownership of Class A common stock and Class V common stock, which vote together as a single class.
(4)Includes 4,298 shares of Class A common stock held directly, 31,324 shares of Class A stock held indirectly through Mr. McClymont’s spouse.
(5)Includes 15,059 shares of Class A common stock issuable upon vesting of RSUs within 60 days after March 21, 2023.
(6)Includes 25,000 shares of Class A common stock issuable upon vesting of RSUs within 60 days after March 21, 2023.
(7)Includes 8,688 shares of Class A common stock issuable upon vesting of RSUs within 60 days after March 21, 2023.
(8)Consists of 12,971,427 shares held of record by Anthem/MIC Strategic Partners LP (“ASP”). The address of ASP is 225 Arizona Street, Suite 200, Santa Monica, CA 90401.
(9)Based on information contained in a Schedule 13G filed by Soros Fund Management LLC (“SFM LLC”) and George Soros with the SEC on February 13, 2023, these shares are held for the accounts of Quantum Partners LP, a Cayman Islands exempted limited partnership (“Quantum Partners”) and certain other funds/accounts (the "Other Funds/Accounts" and, together with Quantum Partners, the "Accounts"). According to the Schedule 13G, as of December 31, 2022, SFM LLC and George Soros each have shared voting and dispositive power over all 8,752,630 shares of Class A common stock. SFM LLC serves as investment manager to the Accounts. As such, SFM LLC has been granted investment discretion over portfolio investments, including the shares of Class A common stock, held for the Accounts. George Soros serves as Chairman of SFM LLC and has sole discretion to replace FPR Manager LLC, the Manager of SFM The address for SFM LLC and George Soros is 250 West 55th Street, 29th Floor, New York, NY 10019.

Equity Compensation Plan Information

The following table sets forth the number of shares of common stock subject to outstanding awards and the number of shares remaining available for future award grants as of December 31, 2022 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted‑average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (c)(2)
Equity compensation plan approved by security holders	9,610,483	$10.74	10,187,807
Equity compensation plans not approved by security holders	1,214,044	$0.16	—
Totals	10,824,527	$2.62	10,187,807

(1)Outstanding shares under equity compensation plan approved by security holders represents total equity awards issued under equity plans and the 2021 Plan that are in the form of restricted stock units stock options or similar forms. Outstanding shares under equity compensation plans not approved by security holders represent the TeraXion option assumed by the Company as a result of the acquisition of TERAXION INC. on October 12, 2021.
(2)Of the aggregate number of shares that remained available for future issuance, all were available under the 2021 Plan and may be used for any type of award authorized under the 2021 Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Class A common stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit Committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of Nasdaq. Compensation Committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of Nasdaq.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of Nasdaq, the board of directors must affirmatively determine that a member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our Board has undertaken a review of the independence of each director and considered whether each of our directors has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we have determined that each of Messrs. Aldrich, Kight, Neumann, and Owens, and Mses. Biagianti, Brink and Parekh are considered “independent directors” as defined under the listing requirements and rules of Nasdaq and the applicable rules of the Exchange Act. Messrs. Aoki and McClymont are not considered independent due to their positions at the Company.

Related Party Transactions

Statement of Policy Regarding Transactions with Related Persons

We have adopted a formal written policy providing that our officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related person transaction with us without the approval of our Audit Committee. For this purpose, a related person transaction is defined as any transaction in which we are a participant, the amount involved in the transaction exceeds $120,000 and such person or entity has a direct or indirect material interest in the transaction.

Exchange Agreement
On June 10, 2021 (the “Closing Date”), the Company completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd. (“TB2”) pursuant to the Master Transactions Agreement (“MTA”) dated December 14, 2020, as amended on May 3, 2021. In connection with the Transaction, Thunder Bridge Acquisition II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, and TB2 was domesticated into a Delaware corporation and merged with and into a merger subsidiary of Surviving Pubco. On the Closing Date, Surviving PubCo changed its name to indie Semiconductor, Inc., and listed its shares of Class A common stock, par value $0.0001 per share on Nasdaq under the symbol “INDI.”

Concurrently with the completion of the Transaction, Surviving Pubco entered into an Exchange Agreement with certain holders of Post-Merger indie Units, including Messrs. Aoki and McClymont, which provides for the exchange of such holders’ Post-Transaction LLC Units into shares of our Class A common stock.

Exchange Mechanics

Upon the later of December 10, 2021 and the second anniversary of the grant of such holder’s Post-Transaction LLC Units may, from time to time thereafter, exchange all or any portion of their Post-Transaction LLC Units for shares of our Class A common stock by delivering a written notice to us; provided, that we may, in our sole and absolute discretion, in lieu of delivering shares of Class A common stock for any Post-Transaction LLC Units surrendered for exchange, pay an amount in cash per Post-Transaction LLC Units equal to the volume weighted average price of the Class A common stock on the date of the receipt of the written notice of the exchange.

Exchange Ratio

The initial exchange ratio was one Post-Transaction LLC Units for one share of Class A common stock. The exchange ratio will be adjusted for any subdivision (split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of the Post-Transaction LLC Units that is not accompanied by an identical subdivision or combination of the Class A common stock or, by any such subdivision or combination of the Class A common stock that is not accompanied by an identical subdivision or combination of the Post-Transaction LLC Units. If our Class A common stock is converted or changed into another security, securities or other property, on any subsequent exchange an exchanging holder of Post-Transaction LLC Units will be entitled to receive such security, securities or other property. The exchange ratio will also adjust in certain circumstances when we acquire Post-Transaction LLC Units other than through an exchange for shares of Class A common stock.

Restrictions on Exchange

We may refuse to effect an exchange if we determine that an exchange would violate applicable law (including securities laws). We may also limit the rights of holders of Post-Transaction LLC Units to exchange their Post-Transaction LLC Units under the Exchange Agreement if we determine in good faith that such restrictions are necessary so that we will not be treated as a “publicly traded partnership” under applicable tax laws and regulations.

Expenses

The Company and each holder of Post-Transaction LLC Units will bear its own expense regarding the exchange except that we will be responsible for transfer taxes, stamp taxes and similar duties (unless the holder has requested the shares of Class A common stock to be issued in the name of another holder).

Tax Receivable Agreement

Concurrently with the completion of the Transaction, Surviving Pubco entered into the Tax Receivable Agreement with certain members of ADK LLC prior to the Transaction (“TRA Parties”).

Holders of ADK LLC units (“LLC Units”) that are party to the Exchange Agreement (other than the Company) may, subject to certain conditions, from and after the six-month anniversary of the date of the completion of the Transaction, exchange their LLC Units for shares of our Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including in certain cases, adjustments as set forth therein. We intend to have in effect an election under Section 754 of the Code for each taxable year in which an exchange of LLC Units for shares of Class A common stock occurs, which we expect will result in increases to the tax basis of ADK LLC’s assets at the time of an exchange of LLC Units. The exchanges are expected to result in increases in the tax basis of ADK LLC’s tangible and intangible assets. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The Tax Receivable Agreement provides for the payment by us to TRA Parties of LLC Units of 85% of the tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and certain tax attributes of the ADK Blocker Group (as defined in the MTA) and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. This payment obligation is an obligation of us and not of ADK LLC. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase (or decrease) to the tax basis of the assets of ADK LLC as a result of the exchanges and had we not entered into the Tax Receivable Agreement. Such increase or decrease will be calculated under the Tax Receivable Agreement without regard to any transfers of Post-Merger indie Units or distributions with respect to LLC Units before the exchange under the Exchange Agreement.

The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits of the Tax Receivable Agreement is otherwise accelerated (as described in more detail below). Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including:

•the timing of exchanges — for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of ADK LLC at the time of each exchange;
•the price of shares of our Class A common stock at the time of each exchange — the increase in any tax deductions, as well as the tax basis increase in other assets of ADK LLC, is directly proportional to the price of shares of our Class A common stock at the time of each exchange;
•the extent to which such exchanges are taxable — if an exchange is not taxable for any reason, increased deductions will not be available; and
•the amount and timing of our income — we will be required to pay 85% of such tax benefits as and when realized, under the terms of the Tax Receivable Agreement. Except as discussed below with respect to a material breach of a material obligation under the Tax Receivable Agreement, a change of control, or other circumstances requiring an early termination of the tax receivable agreement, if we do not have taxable income before the application of tax attributes subject to the Tax Receivable Agreement, we generally will not be required to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have actually been realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivables Agreement.

We anticipate that we will account for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement arising from future exchanges as follows:

•we will record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange;
•to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we will reduce the deferred tax asset with a valuation allowance;
•we will record the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the Tax Receivable Agreement; and
•all of the effects of changes in any of our estimates after the date of the exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

We expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of ADK LLC, the payments that we may make under the Tax Receivable Agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual cash tax savings that we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by ADK LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes. Late payments under the Tax Receivable Agreement generally will accrue interest at an uncapped rate equal to LIBOR plus 500 basis points. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by holders of Post-Merger indie Units. The rights of each party under the Tax Receivable Agreement other than us are assignable.

In addition, the Tax Receivable Agreement provides that, if we materially breach any of our obligations under the Tax Receivable Agreement or if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, our (or our successor’s) obligations with respect to exchanged or acquired Post-Merger indie Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement.

Furthermore, we may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the present value of the anticipated future cash tax savings. In determining such anticipated future cash tax savings, the Tax Receivable Agreement includes several assumptions, including (i) that any LLC Units that have not been exchanged are deemed exchanged for the market value of the shares of our Class A common stock at the time of termination, (ii) we will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) the tax rates for future years will be those specified in the law as in effect at the time of termination and (iv) certain non-amortizable assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax savings are discounted at a rate equal to LIBOR plus 100 basis points. If we were to elect to terminate the Tax Receivable Agreement at the current time, we estimate that we would be required to pay approximately $97 million to satisfy our total Tax Receivable Agreement liability.

Decisions made by us in the course of running our business may influence the timing and amount of payments that are received by an exchanging or selling existing owner under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of an existing owner to receive payments under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement are based on the tax reporting positions that we will determine. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement if a tax item is successfully challenged by the IRS. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of our cash tax savings.

Amended Operating Agreement

Concurrently with the completion of the Transaction, the existing amended and restated limited liability company agreement of ADK LLC was further amended and restated in its entirety to become the Amended Operating Agreement. Below is a summary of some of the provisions of the Amended Operating Agreement.

Rights of the Units

Those who continue to own Post-Transaction LLC Units are entitled to share in the profits and losses of ADK LLC and to receive distributions as and if declared by the managing member of ADK LLC and no voting rights.

Management

The Company, as the manager of ADK LLC, has the sole vote on all matters that require a vote of members under the Amended Operating Agreement or applicable law. The business, property and affairs of ADK LLC are managed solely by the manager.

Distributions

The Company, as managing member of ADK LLC may, in its sole discretion, authorize distributions to the ADK LLC members. All such distributions will be made pro rata in accordance with each member’s interest in ADK LLC.

The Amended Operating Agreement provides for cash distributions, which we refer to as “tax distributions,” to the holders of Post-Transaction LLC Units if we, as the sole manager of ADK LLC, reasonably determine that a holder, by reason of holding Post-Transaction LLC Units, will incur an income tax liability. Generally, these tax distributions will be computed based on our estimate of the net taxable income of ADK LLC multiplied by an assumed tax rate equal to the highest effective marginal combined United States federal, state and local income tax rate prescribed for a corporate resident in California (taking into account the non-deductibility of certain expenses and the character of our income).

Upon the liquidation or winding up of ADK LLC, all net proceeds thereof will be distributed one hundred percent (100%) to the holders of Post-Transaction LLC Units, pro rata based on their percentage interests.

Transfer Restrictions

The Amended Operating Agreement contains restrictions on transfers of units and requires the prior consent of the manager for such transfers, except, in each case, for (i) certain transfers to permitted transferees under certain conditions and (ii) exchanges of Post-Transaction LLC Units for our Class A common stock pursuant to the Exchange Agreement as described above.

Sponsor Letter Agreement

Simultaneously with the execution of the MTA, Thunder Bridge Acquisition II LLC, a Delaware limited liability company (“Sponsor”) entered into a letter agreement with TB2 and ADK LLC (the “Sponsor Letter Agreement”), pursuant to which at the closing of the Transaction the Sponsor deposited with Continental Stock Transfer and Trust, as escrow agent (the “Sponsor Escrow Agent”), the Sponsor Escrow Shares, along with any earnings or proceeds thereon. At any time subsequent to the closing of the Transaction, the Sponsor may liquidate pursuant to its organizational documents and distribute the rights to the Escrow Shares among its members in accordance with its operating agreement, subject to the escrow restrictions. Following this dissolution, Gary Simanson, the managing member of the Sponsor, will have the authority to act on behalf of the Sponsor’s members, subject to the escrow agreement, in releasing from escrow or otherwise disposing of the Escrow Shares. While the Escrow Shares are held in escrow, the Sponsor’s members have full ownership rights to the Escrow Shares, including voting rights, but any earnings or proceeds from the Escrow Shares will be retained in the escrow account, and neither the Sponsor’s members nor Mr. Simanson following the Sponsor dissolution will have the right to transfer the Escrow Shares.

Release Escrow Shares

Fifty percent of the Escrow Shares was to be released from escrow to the Sponsor (along with any related earnings and proceeds) if at any time prior to December 31, 2027 the closing price of shares of our Class A common stock (or any successor equity security) on the principal exchange on which such securities are then listed or quoted will have been at or above $12.50 for 20 trading days over a 30 trading day period (subject to equitable adjustment for stock splits, stock dividends, reorganizations or extra ordinary dividends). Such condition was satisfied on November 9, 2021. 100% of the remaining Escrow Shares will vest and be released from escrow to the Sponsor (along with any related earnings and proceeds) if at any time prior to December 31, 2027 the closing price of shares of our Class A common stock (or any successor equity security) on the principal exchange on which such securities are then listed or quoted will have been at or above $15.00 for 20 trading days over a 30 trading day period (subject to equitable adjustment for stock splits, stock dividends, reorganizations or extra ordinary dividends).

Additionally, all of the Escrow Shares will vest and be released from escrow to the Sponsor (along with any related earnings and proceeds) if prior to December 31, 2027, (i) we engage in a going private transaction or otherwise ceases to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act, (ii) shares of Class A common stock or successor securities cease to be listed on a national securities exchange other than due to a violation of (x) minimum exchange listing requirements (including minimum round lot holder requirements), unless such failure is caused by an action or omission of us with the primary intent to cause, or that would reasonably be expected to cause, the delisting or (y) a minimum price per share requirement or (iii) there is a change of control of us.

In the event that the Escrow Shares (and related escrow property) are not released from escrow prior to December 31, 2027, they will be forfeited to us and cancelled.

Registration Rights Agreements

On the closing of the Transaction, Surviving Pubco entered into a registration rights agreement, dated as of the Closing Date, with Mr. McClymont, Mr. Aoki, Mr. Schiller, Bison Capital Partners IV, L.P., and certain other indie equity holders, pursuant to which Surviving Pubco registered for resale under the Securities Act shares of Class A common stock issued to such parties as consideration in connection with the Transaction, and provided such parties with certain rights relating to the registration of the securities held by them.

In addition, pursuant to the Purchase Agreement, dated August 27, 2021, among indie, indie’s acquisition subsidiary and the stockholders of TeraXion, Inc., indie filed with the SEC a Registration Statement on Form S-1 to register for resale the shares of Class A common stock issued to such stockholders in the TeraXion acquisition.

Other Transactions

Simultaneously with the consummation of the Transaction, the Sponsor converted $1,500,000 principal amount of working capital promissory notes issued to it by TB2I into warrants to purchase 1,500,000 shares of our Class A common stock pursuant to the terms of such notes. The terms of the Sponsor warrants are substantially the same as our private placement warrants.

The spouse of Donald McClymont, our Chief Executive Officer and member of our Board, is employed by indie as head of the human resources function. She is not one of our executive officers. Her compensation was determined and approved by indie’s independent Compensation Committee without the involvement of Mr. McClymont. Her base salary in fiscal year 2022 was approximately $175,000 per year. She has received and continues to be eligible for benefits, bonus and equity awards on the same general terms and conditions as applicable to employees in similar positions who do not have such a family relationship.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2022 and December 31, 2021, and fees billed for other services rendered by KPMG during those periods.

	2022	2021
Audit Fees(1)	$2,420,000	$1,779,382
Audit-Related Fees(2)	1,780	8,011
Tax Fees(3)	15,000	—
Total	$2,436,780	$1,787,393
____________
(1)Audit Fees. Audit Fees consist of fees for professional services rendered for the audits of our annual consolidated financial statements, reviews of unaudited condensed consolidated quarterly financial statements and consent and comfort letter procedures required in connection with the preparation of certain registration statements and securities offering matters.
(2)Audit-Related Fees. Audit-Related Fees consist of fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”
(3)Tax Fees. Tax Fees consist of fees for professional services rendered with respect to tax advice, including tax law interpretation.

All audit-related services, tax services and other non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of audit, audit-related and tax services specifically described by the Audit Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved.

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
3.Exhibits:
Exhibits required to be filed as part of this Report are:

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.1†	Master Transactions Agreement, dated effective December 14, 2020, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein, and also included as Annex B-1 to the proxy statement/prospectus.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	2.1	12/15/2020
2.2	Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (included as Annex B-2 to the proxy statement/prospectus).		Form S-4/A	333-25374	2.2	5/4/2021

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.3†	Share Purchase Agreement, dated as of August 27, 2021, by and among indie, TeraXion, Purchaser and certain stockholders of TeraXion and their ultimate beneficial owners.		8-K	001-40481	2.1	9/2/2021
3.1	Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 10, 2021.		8-K	001-40481	3.1	6/16/2021
3.2	Amended and Restated Bylaws of indie Semiconductor, Inc.		8-K	001-40481	3.2	6/16/2021
4.1	Specimen Common Stock Certificate.		8-K	001-40481	4.1	6/16/2021
4.2	Specimen Warrant Certificate.		8-K	001-40481	4.3	6/16/2021
4.3	Warrant Agreement between Continental Stock Trust & Transfer Company and Thunder Bridge II.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	4.1	8/14/2019
4.4	Warrant Agreement Assignment and Assumption Agreement.		8-K	001-40481	4.4	6/16/2021
4.5	Description of indie Semiconductor, Inc. Capital Stock	X
4.6	Indenture, dated as of November 21, 2022, between indie Semiconductor, Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-40481	4.1	11/21/2022
4.7	Form of 4.500% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.6).		8-K	001-40481	4.2	11/21/2022
10.1	Eighth Amended and Restated Limited Liability Company Agreement of indie LLC.		8-K	001-40481	10.1	6/16/2021
10.2	Subscription Agreement for the PIPE Investment.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	10.1	12/15/2020
10.3+	indie Semiconductor, Inc. Amended and Restated 2021 Equity Incentive Plan		10-Q	001-40481	10.2	11/14/2022
10.4+	indie Semiconductor, Inc. 2023 Inducement Incentive Plan	X
10.5+	Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award (2023 Inducement Incentive Plan)	X
10.6+	Form of Notice of Performance Stock Unit Award and Terms and Conditions of Performance Stock Unit Award	X
10.7+	Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award		S-8	333-258907	4.4	8/18/2021

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.8+	Form of Notice of Restricted Stock Award and Terms and Conditions of Restricted Stock Award		S-8	333-258907	4.5	8/18/2021
10.9+	Form of Notice of Stock Option Grant and Terms and Conditions of Stock Option		S-8	333-258907	4.6	8/18/2021
10.10+	Form of Indemnification Agreement between registrant and certain officers and directors of registrant.		8-K	001-40481	10.4	6/16/2021
10.11	Exchange Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.5	6/16/2021
10.12	Tax Receivable Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.6	6/16/2021
10.13	Registration Rights Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.7	6/16/2021
10.14	Registration Rights Agreement, dated August 8, 2019, between Thunder Bridge II, Sponsor and the holders party thereto.		S-1/A filed by Thunder Bridge Acquisition II, Ltd	333-232688	10.4	7/29/2019
10.15	Private Placement Warrants Purchase Agreement between Thunder Bridge II and Thunder Bridge Acquisition II LLC.		S-1/A filed by Thunder Bridge Acquisition II, Ltd	333-232688	10.6	7/29/2019
10.16	Sponsor Letter Agreement by and among Thunder Bridge II, Sponsor and indie, dated December 14, 2020.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	10.6	12/15/2020
10.17	Loan and Security Agreement, dated January 13, 2015, and relevant amendments thereto, by and between Square 1 Bank (now Pacific Western Bank) and indie LLC.		8-K	001-40481	10.12	6/16/2021
10.18	Form of Option Settlement Agreement by and among indie, TeraXion, Purchaser and certain holders of options to purchase TeraXion capital stock		8-K	001-40481	2.2	9/2/2021
10.19	Purchase Agreement, dated November 16, 2022, by and between indie Semiconductors, Inc. and Goldman Sachs & Co., LLC, as representative of the several Initial Purchasers		8-K	001-40481	10.1	11/21/2022
10.20	Sales Agreement, by and among the Registrant and B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC dated August 6, 2022		S-3	333-267120	1.2	8/26/2022
10.21+	Form of Employment Agreement		8-K	001-40481	10.1	12/23/2022

Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
21.1	List of Subsidiaries of the Company	X
23.1	Consent of KPMG LLP	X
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
Inline XBRL Interactive Data Files formatted in Inline XBRL Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021; (iii) Consolidated Statements of Other Comprehensive Loss for the years ended December 31, 2022 and 2021; (iv) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
____________
+        Indicates a management or compensatory plan.
†        Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 28, 2023.

indie Semiconductor, Inc.

By:	/s/ Donald McClymont
Name:	Donald McClymont
Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald McClymont and Thomas Schiller, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald McClymont	Chief Executive Officer and Director	March 28, 2023
Donald McClymont	(Principal Executive Officer)

/s/ Thomas Schiller	Chief Financial Officer and EVP of Strategy	March 28, 2023
Thomas Schiller	(Principal Financial Officer)

/s/ Kanwardev Raja Singh Bal	Chief Accounting Officer	March 28, 2023
Kanwardev Raja Singh Bal	(Principal Accounting Officer)

/s/ Ichiro Aoki	President and Director	March 28, 2023
Ichiro Aoki

/s/ David Aldrich	Chairman of the Board of Directors	March 28, 2023
David Aldrich

/s/ Diane Biagianti	Director	March 28, 2023
Diane Biagianti

/s/ Diane Brink	Director	March 28, 2023
Diane Brink

/s/ Peter Kight	Director	March 28, 2023
Peter Kight

/s/ Karl-Thomas Neumann	Director	March 28, 2023
Karl-Thomas Neumann

/s/ Jeffrey Owens	Director	March 28, 2023
Jeffrey Owens

/s/ Sonalee Parekh	Director	March 28, 2023
Sonalee Parekh