Form 10-Q
period 2023-03-31
indie Semiconductor, Inc.
filed 2023-05-15
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of May 10, 2023 was 141,643,336 (excluding 1,725,000 Class A shares held in escrow and 585,870 Class A shares subject to restricted stock awards) and 19,756,328, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Comprehensive Loss	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest	5
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

Part II. Other Information		40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
Signatures		42

1

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in such forward-looking statements as a result of various factors, including, among others, the following: downturns or volatility in general economic conditions; the impact of the COVID-19 pandemic or a similar public health crisis; the impact of Russia’s invasion of Ukraine; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; trade restrictions and trade tensions; and political or economic instability in the Company’s target markets; and additional factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2023 (including those identified under “Risk Factors” therein), as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

All information set forth herein speaks only as of the date hereof, and the Company disclaims any intention or obligation to update any forward-looking statements made in this report or in its other public filings, whether as a result of new information, future events or otherwise, except as required by law.

References in this Quarterly Report on Form 10-Q to “indie,” the “Company,” “we,” “us,” and “our” refer to indie Semiconductor, Inc., a Delaware corporation, and its consolidated subsidiaries, or (in the case of references prior to the consummation of the business combination (the “Transaction”) with Thunder Bridge Acquisition II, Ltd. (“TB2”) in June 2021) to our predecessor Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”). All references to U.S. dollar amounts are in thousands, other than share amounts, per share amount or the context otherwise requires.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$207,398	$321,629
Restricted cash	—	250
Accounts receivable, net of allowance for doubtful accounts of $46 for both March 31, 2023 and December 31, 2022	24,626	26,441
Inventory, net	38,977	13,256
Prepaid expenses and other current assets	19,366	12,290
Total current assets	290,367	373,866
Property and equipment, net	21,112	15,829
Intangible assets, net	189,476	63,117
Goodwill	278,949	136,463
Operating lease right-of-use assets	11,676	12,055
Other assets and deposits	1,997	2,021
Total assets	$793,577	$603,351

Liabilities and stockholders' equity
Accounts payable	$16,925	$14,186
Accrued payroll liabilities	13,375	11,541
Accrued expenses and other current liabilities	70,667	13,159
Intangible asset contract liability	9,397	9,377
Current debt obligations	4,660	15,700
Total current liabilities	115,024	63,963
Long-term debt, net of current portion	155,959	155,699
Warrant liability	92,730	45,398
Intangible asset contract liability, net of current portion	2,088	4,177
Deferred tax liabilities, non-current	10,628	7,823
Operating lease liability, non-current	9,791	10,115
Other long-term liabilities	49,220	1,844
Total liabilities	435,440	289,019
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 142,896,625 and 129,265,882 shares issued, 140,550,368 and 126,824,465 shares outstanding as of March 31, 2023 and December 31, 2022, respectively.	14	13
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 19,829,945 and 21,381,476 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	2	2
Additional paid-in capital	692,090	568,564
Accumulated deficit	(316,562)	(243,816)
Accumulated other comprehensive loss	(13,451)	(11,951)
indie's stockholders' equity	362,093	312,812
Noncontrolling interest	(3,956)	1,520
Total stockholders' equity	358,137	314,332
Total liabilities and stockholders' equity	$793,577	$603,351
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue:
Product revenue	$33,653	$18,086
Contract revenue	6,799	3,913
Total revenue	40,452	21,999
Operating expenses:
Cost of goods sold	24,056	14,192
Research and development	36,563	29,499
Selling, general, and administrative	16,814	12,642
Total operating expenses	77,433	56,333
Loss from operations	(36,981)	(34,334)
Other income (expense), net:
Interest income	2,419	33
Interest expense	(2,148)	(58)
Gain (loss) from change in fair value of warrants	(47,332)	47,353
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	(1,630)	83
Other expense	—	(30)
Total other income (expense), net	(48,691)	47,381
Net income (loss) before income taxes	(85,672)	13,047
Income tax benefit	3,706	659
Net income (loss)	(81,966)	13,706
Less: Net income (loss) attributable to noncontrolling interest	(9,220)	2,873
Net income (loss) attributable to indie Semiconductor, Inc.	$(72,746)	$10,833

Net income (loss) attributable to common shares — basic	$(72,746)	$10,833
Net income (loss) attributable to common shares — diluted	$(72,746)	$10,833

Net income (loss) per share attributable to common shares — basic	$(0.55)	$0.10
Net income (loss) per share attributable to common shares — diluted	$(0.55)	$0.07

Weighted average common shares outstanding — basic	131,490,221	111,189,340
Weighted average common shares outstanding — diluted	131,490,221	147,396,772

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net income (loss)	$(81,966)	$13,706
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,205)	884
Comprehensive income (loss)	(84,171)	14,590

Less: Comprehensive income (loss) attributable to noncontrolling interest	(9,925)	2,894
Comprehensive income (loss) attributable to indie Semiconductor, Inc.	$(74,246)	$11,696
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

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit		Accumulated Other Comprehensive Loss	Total Stockholders' Equity Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	126,824,465	$13	21,381,476	$2	$568,564	$(243,816)		$(11,951)	$312,812	$1,520	$314,332
Vesting of equity awards	95,160	—	—	—	—	—		—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	836,984	—	—	—	(148)	—		—	(148)	167	19
Issuance per Exchange of Class V to Class A	1,551,531	—	(1,551,531)	—	(2,653)	—		—	(2,653)	2,653	—
Issuance per Exchange of ADK LLC units to Class A	74,817	—	—	—	—	—		—	—	—	—
Share-based compensation	—	—	—	—	8,372	—		—	8,372	—	8,372
Issuance in connection with At-The-Market equity offering	3,316,198	—	—	—	34,194	—		—	34,194	—	34,194
Shares issued due to acquisition of GEO Semiconductor Inc.	6,868,768	1	—	—	74,176	—		—	74,177	1,380	75,557
Shares issued due to acquisition of Silicon Radar GmbH	982,445	—	—	—	9,585	—		—	9,585	249	9,834
Net loss	—	—	—	—	—	(72,746)		—	(72,746)	(9,220)	(81,966)
Foreign currency translation adjustment	—	—	—	—	—	—		(1,500)	(1,500)	(705)	(2,205)

Balance as of March 31, 2023	140,550,368	$14	19,829,945	$2	$692,090	$(316,562)	—	$(13,451)	$362,093	$(3,956)	$358,137

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(81,966)	$13,706
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,035	5,435
Amortization of inventory step-up	2,537	—
Inventory impairment charges	31	503
Share-based compensation	11,395	12,415
Amortization of discount and cost of issuance of debt	259	—
Bad debts	—	24
(Gain) loss from change in fair value of warrants	47,332	(47,353)
(Gain) loss from change in fair value of contingent considerations and acquisition-related holdbacks	1,630	(83)
Deferred City Semi compensation	—	125
Deferred tax liabilities	(3,716)	—
Amortization of right-of-use assets	525	469
Unrealized foreign currency transaction (gain) loss	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	4,823	(1,796)
Inventory	(9,973)	(235)
Accounts payable	(2,937)	1,271
Accrued expenses and other current liabilities	(1,562)	1,037
Accrued payroll liabilities	269	(1,820)
Deferred revenue	(523)	1,792
Prepaid and other current assets	(5,627)	(789)
Operating lease liabilities	(453)	(144)
Other long-term liabilities	(964)	(257)
Net cash used in operating activities	(32,885)	(15,714)
Cash flows from investing activities:
Purchases of property and equipment	(3,199)	(565)
Business combinations, net of cash acquired	(98,429)	(8,705)
Net cash used in investing activities	(101,628)	(9,270)
Cash flows from financing activities:
Proceeds from issuance of common stock/At-the-market offering	34,194	—
Proceeds from issuance of debt obligations	747	315
Payments on debt obligations	(11,825)	(383)
Payments on financed software	(2,069)	(704)
Proceeds from exercise of stock options	19	52
Net cash provided by (used in) financing activities	21,066	(720)
Effect of exchange rate changes on cash and cash equivalents	(1,034)	(398)
Net decrease in cash and cash equivalents	(114,481)	(26,102)
Cash, cash equivalents and restricted cash at beginning of period	321,879	219,464
Cash, cash equivalents and restricted cash at end of period	$207,398	$193,362

Supplemental disclosure of cash flow information:
Cash paid for interest	$88	$58

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$348	$39
Fair value of common stock issued for business combination	$85,391	$—
Fair value of common stock issuable for business combination	$20,979	$—
Contingent consideration for business combination	$73,047	$8,204
Accrual for purchase consideration for business combination	$4,264	$9,674
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
(Unaudited)
1.    Nature of the Business and Basis of Presentation

indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) and its subsidiaries are collectively referred to herein as the “Company.” The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Rabat, Morocco; Haifa, Israel; Quebec City, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexibility that it provides to the capital markets and to best time its equity capital needs. As of March 31, 2023, indie has raised gross proceeds of $52,149 and issued 5,447,957 shares of Class A common stock at an average per-share sales price of $9.57 through this program and had approximately $97,851 available for future issuances under the ATM Agreement.

Recent Acquisitions
On February 9, 2023, indie entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, merged with and into GEO Semiconductor Inc., a Delaware corporation (“GEO”), with GEO surviving as a wholly-owned subsidiary of indie. The aggregate consideration for this transaction consisted of (i) $93,448 in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of indie class A common stock, par value $0.0001 per share at closing, with a fair value of $75,556; (iii) 1,907,180 shares of indie Class A common stock, par value $0.0001 per share at closing, with a fair value of $20,979 payable in the next 24 months for the purpose of adjustment and indemnity holdbacks; and (iv) an earn-out with fair value of $63,093 at closing payable in cash or in indie Class A common stock, par value $0.0001 per share, subject to achieving certain GEO-related revenue targets through September 30, 2024. The purchase price is subject to working capital and other adjustments as provided in the merger agreement. The transaction was completed on March 3, 2023.
On February 21, 2023, Symeo GmbH (“Symeo”), a wholly-owned subsidiary of the Company, completed its acquisition of all of the outstanding capital stock of Silicon Radar GmbH (“Silicon Radar”). The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, the Company and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9,245 in cash (including debt payable at closing and net of cash acquired), (ii) the issuance by indie of 982,445 shares of Class A common stock, par value 0.0001 per share at closing, with a fair value of $9,834; and (iii) a contingent consideration with fair value of $9,979 at closing, payable in cash or in Class A common stock, subject to Silicon Radar’s achievement of certain revenue-based milestones through February 21, 2025. The purchase price is subject to working capital and other adjustments as provided in the merger agreement.
See Note 2 — Business Combinations for additional description of these acquisitions.

Risks and Uncertainties

The COVID-19 pandemic (the “Pandemic”) and efforts to control its spread significantly curtailed the movement of people, goods, and services worldwide. The ultimate duration and extent of the Pandemic depends on future developments that cannot be accurately predicted at this time, including the severity and transmission rates of new and more contagious and/or vaccine-resistant variants of COVID-19, as well as the impact that any such new variants may have on local, regional, national and international customers and economic markets. The Pandemic has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the Pandemic remains unknown. Refer to Part I, Item 1A of our 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the heading “Risk Factors” for more information.

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which 88% was owned by indie as of March 31, 2023. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH and Symeo GmbH, both of which are private limited liability companies incorporated under the laws of Germany, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc., a company incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, indie Semiconductor Korea Branch, a limited liability company under the laws of Korea, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with 55% voting controlled and 38% owned by the Company as of March 31, 2023 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 28, 2023.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2023.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivable, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in 2023. The Company adopted the guidance as of January 1, 2023 and the impact to its condensed consolidated financial statements was not material.

2.    Business Combinations

The Company acquired TERAXION Inc. (“TeraXion”) and ON Design Israel Ltd. (“ON Design Israel”) in October 2021, Symeo in January 2022, Silicon Radar in February 2023, and GEO in March 2023. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The final allocation of the purchase consideration to the assets acquired and liabilities assumed for TeraXion, ON Design Israel and Symeo were presented within the most recent Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 28, 2023. The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for Silicon Radar and GEO as of March 31, 2023:

	Silicon Radar	GEO
Purchase price - cash consideration paid	$8,653	$91,076
Purchase price - cash consideration accrued	800	3,464
Less: cash acquired	(208)	(1,092)
Net cash consideration	$9,245	$93,448

Purchase price - equity consideration issued and issuable (common stock)	$9,834	$96,535
Total equity consideration	$9,834	$96,535

Contingent consideration	$9,979	$63,093
Net consideration	$29,058	$253,076

Estimated fair value of net assets and liabilities assumed:
Current assets other than cash	$3,146	$19,560
Property and equipment	2,351	178
Developed technology	4,795	61,522
In-process research & development	4,795	14,943
Customer relationships	3,425	31,847
Backlog	411	3,010
Trade name	2,055	3,990
Other non-current assets	17	10
Current liabilities	(1,585)	(5,859)
Deferred revenue	(512)	—
Deferred tax liabilities, non-current	(2,689)	(3,672)
Other non-current liabilities	(682)	(711)
Total fair value of net assets acquired	$15,527	$124,818

Goodwill	$13,531	$128,258

Changes in the estimated fair values of the net assets recorded for the business combination of Silicon Radar and GEO upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined.

For both GEO and Silicon Radar acquisitions, trade receivables and payables, as well as other current and non-current assets and liabilities and deferred revenue, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates.

Because the acquisitions related to Silicon Radar and GEO occurred relatively recently, and in light of the magnitude of the transactions, the significant information to be obtained and analyzed and the fact that Silicon Radar resides in foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of May 12, 2023, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, inventory, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill and deferred tax.
Acquisition of Silicon Radar GmbH
On February 21, 2023, Symeo, a wholly-owned subsidiary of the Company, completed its acquisition of all of the outstanding capital stock of Silicon Radar. The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, the Company and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9,245 in cash (including accrued cash consideration at closing and net of cash acquired), (ii) approximately 982,445 shares of Class A common stock, par value $0.0001 per share of the Company, with a fair value of $9,834, and (iii) a contingent consideration payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based milestones through February 21, 2025. The fair value of this contingent consideration was $9,979 on February 21, 2023. The purchase price is subject to working capital and other adjustments as provided in the merger agreement.
The Company paid a premium (i.e. goodwill) over the fair value of the net tangible and identified intangible assets acquired as this acquisition brings the Company an engineering development team with broad experience in radar system, which is expected to expand indie’s entry into the radar market and enable the Company to capture strategic opportunities among Tier 1 customers. The goodwill is not expected to be deductible for tax purposes.
indie incurred various acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total costs incurred are $692 as of March 31, 2023.
The Company maintains an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extends for 12 months from the closing date and will be settled by cash.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $9,979 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches, both subject to Silicon Radar achieving certain revenue targets. Both tranches are payable, up to a maximum of $9,000, upon the achievement of revenue threshold of $5,000 for the twelve-month period ending on February 21, 2024 and the achievement of revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025, respectively. Both tranches are payable in cash or common stock, at indie’s election. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The first tranche of this earn-out liability is reflected in Accrued expense and other current liabilities and the second tranche is reflected in Other long-term liabilities in the consolidated balance sheet as of March 31, 2023.
Pro forma financial information for Silicon Radar is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.

Acquisition of GEO Semiconductor Inc.
On February 9, 2023, indie entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation, with GEO surviving as a wholly-owned subsidiary of indie. The aggregate consideration for this transaction consisted of (i) $93,448 in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of indie class A common stock, par value $0.0001 per share at closing, with a fair value of $75,556; (iii) 1,907,180 shares of indie Class A common stock, par value $0.0001 per share at closing, with a fair value of $20,979 payable in the next 24 months for the purpose of adjustment and indemnity holdbacks; and (iv) contingent consideration with fair value of $63,093 at closing payable in cash or in indie Class A common stock, par value $0.0001 per share, subject to achieving certain GEO-related revenue targets through September 30, 2024. The purchase price is subject to working capital and other adjustments as provided in the merger agreement. The transaction was completed on March 3, 2023.
GEO has programs with major image sensor suppliers and is engaged in multiple EV and autonomous vehicle programs. Its products comprise three generations of application specific camera video processors, including those focused on viewing, where video is projected on a display and viewed by the driver, and sensing, where video is processed using advanced computer vision and machine learning algorithms to assist the driver. The unique ability to support both of these key categories is expected to allow indie to deliver solutions in applications ranging from simple backup cameras to full Autonomous Driving platforms. Accordingly, indie paid a premium (i.e. goodwill) over the fair value of the net tangible and identifiable intangible assets acquired as this acquisition is expected to continue to strengthen indie’s expansion into the ADAS and autonomous vehicles market. The goodwill is not expected to be deductible for tax purposes.
indie incurred various acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total costs incurred are $2,305 as of March 31, 2023.
The Company maintains an indemnity and adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 24 months from the anniversary of the closing date. The indemnity holdback will be settled by transferring up to 1,566,472 shares of the Company’s stock. The fair value of the indemnity holdback was $17,231 as of the acquisition date. The adjustment holdback represents up to 340,708 shares of the Company’s stock and its period extends for 60 days from the closing date. The fair value of the adjustment holdback was $3,748 as of the acquisition date. The fair value of any outstanding liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The adjustment holdback is reflected in Accrued expense and other current liabilities and the indemnity holdback is reflected in Other long-term liabilities in the consolidated balance sheet as of March 31, 2023.
Total purchase consideration transferred at closing included contingent consideration that had a fair value of $63,093 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches, both subject to GEO achieving certain GEO-related revenue targets. The first tranche is payable, up to a maximum of $55,000, upon the achievement of revenue threshold of $50,000 for the twelve-month period ending on March 31, 2024. The second tranche payable, up to a maximum of $35,000, upon the achievement of revenue threshold of $30,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. The number of shares issuable through a payment in common stock equals to earnout divided by a volume-weighted-average-price (“VWAP”) for 20 days ending on each earnout period and is collared between $8.50 and $11.50 per share (“Earnout Parent Trading Price”). Should the Company elect to pay the earn-out consideration in cash, the amount will be determined by multiplying the number of shares payable by the Earnout Parent Trading Price. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The first tranche of this earn-out liability is reflected in Accrued expense and other current liabilities and the second tranche is reflected in Other long-term liabilities in the consolidated balance sheet as of March 31, 2023.
The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and GEO as if the closing of the acquisition had occurred on January 1, 2023:

Three months ended March 31, 2023
Combined revenue	$44,122
Combined net loss before income taxes	$(95,352)

The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. Pro forma information reflects adjustments that are expected to have a continuing impact on the Company’s results of operations and are directly attributable to the acquisition. The unaudited pro forma results include adjustments to reflect, among other things, direct transaction costs relating to the acquisition, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, and to eliminate a portion of the interest expense related to legacy GEO’s former loans, which were settled upon completion of the acquisition. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been realized if the acquisition had taken place on January 1, 2023.
3.    Inventory, Net

Inventory, net consists of the following:

	March 31, 2023	December 31, 2022
Raw materials	$10,840	$5,718
Work-in-process	9,853	6,846
Finished goods	20,518	2,484
Inventory, gross	41,211	15,048
Less: Inventory reserves	2,234	1,792
Inventory, net	$38,977	$13,256
During the three months ended March 31, 2023 and 2022, the Company recognized write-downs in the value of inventory of $31 and $503, respectively.
4.    Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	March 31, 2023	December 31, 2022
Production tooling	4	$12,888	$10,851
Lab equipment	4	9,308	6,382
Office equipment	3 - 7	5,203	4,736
Leasehold improvements	*	1,463	1,216
Construction in progress		2,341	1,763
Property and equipment, gross		31,203	24,948
Less: Accumulated depreciation		10,091	9,119
Property and equipment, net		$21,112	$15,829
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $955 and $760 for the three months ended March 31, 2023 and 2022, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

5.    Intangible Assets, Net

Intangible assets, net consist of the following:

	March 31, 2023				December 31, 2022
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.8	$89,052	$(6,972)	$82,080	4.0	$22,734	$(4,993)	$17,741
Software licenses	1.2	23,353	(13,160)	10,193	1.5	23,305	(11,514)	11,791
Customer relationships	9.4	52,841	(2,594)	50,247	8.2	17,569	(1,895)	15,674
Intellectual property licenses	0.6	1,812	(1,722)	90	1.0	1,777	(1,716)	61
Trade names	5.9	15,581	(1,866)	13,715	5.5	9,536	(1,466)	8,070
Backlog	1.1	3,787	(474)	3,313	1.0	366	(175)	191
Effect of exchange rate on gross carrying amount		(3,138)		(3,138)		(3,614)	—	(3,614)
Intangible assets with finite lives		183,288	(26,788)	156,500		71,673	(21,759)	49,914

IPR&D		33,898	—	33,898		14,160	—	14,160
Effect of exchange rate on gross carrying amount		(922)	—	(922)		(957)	—	(957)
Total intangible assets with indefinite lives		32,976	—	32,976		13,203	—	13,203

Total intangible assets		$216,264	$(26,788)	$189,476		$84,876	$(21,759)	$63,117

The Company obtained software licenses, which it uses for its research and development efforts related to its products. In fiscal 2022, the Company obtained additional software licenses. Further, the Company has acquired developed technology, customer relationships, trade names, backlog and IPR&D as a result of business combinations. See Note 2 — Business Combinations for additional information.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. Amortization of intangible assets for the three months ended March 31, 2023 and 2022 was $5,080 and $4,675, respectively. Amortization of intangible assets is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of March 31, 2023, amortization expense for each of the next five fiscal years is expected to be as follows:

2023 (remaining nine months)	$26,692
2024	29,656
2025	24,146
2026	23,410
2027	20,891
Thereafter	31,705
$156,500

6.    Goodwill
The following table sets forth the carrying amount and activity of goodwill as of March 31, 2023:

Amount
Balance as of December 31, 2022	$136,463
Acquisitions (Note 2)	141,789
Effect of exchange rate on goodwill	697
Balance as of March 31, 2023	$278,949
The change in goodwill is primarily driven by $141,789 increase during the three months ended March 31, 2023 due to acquisition of Silicon Radar and GEO that were completed during the period, partially offset by $697 increase in value due to effect of exchange rate on goodwill. See Note 2 — Business Combinations for a detailed discussion of goodwill acquired.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three months ended March 31, 2023.
7.    Debt
The following table sets forth the components of debt as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$160,000	$(5,024)	$154,976	$160,000	$(5,258)	$154,742
Promissory note, due 2023	—	—	—	10,000	(26)	9,974
CIBC loan, due 2026	4,913	(16)	4,897	5,247	(14)	5,233
Short term loans, due 2023	—	—	—	1,450	—	1,450
Total term loans	$164,913	$(5,040)	$159,873	$176,697	$(5,298)	$171,399
Revolving line of credit	746	—	746	—	—	—
Total debt	$165,659	$(5,040)	$160,619	$176,697	$(5,298)	$171,399
The outstanding debt as of March 31, 2023 and December 31, 2022 is classified in the condensed consolidated balance sheets as follows:

	March 31, 2023	December 31, 2022
Current liabilities - Current debt obligations	$4,660	$15,700
Noncurrent liabilities - Long-term debt, net of current maturities	155,959	155,699
Total debt	$160,619	$171,399
2027 Notes
On November 16, 2022, the Company entered into a purchase agreement (the “Purchase Agreement” with Goldman Sachs & Co. LLC, as representative of the initial purchasers (collectively the “Initial Purchasers”), pursuant to which the Company agreed to sell $140,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Initial Notes”). The Company also agreed to grant an option, exercisable within the 30-day period immediately following the date of the Purchase Agreement (the “Option”) to the Initial Purchasers to purchase all or part of an additional $20,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Additional Notes” and, together with the Initial Notes, the “2027 Notes”). On November 17, 2022, the Initial Purchasers exercised the Option in full, bringing the total aggregate principal amount for the 2027 Notes to $160,000. The sale of the 2027 Notes closed on November 21, 2022. The 2027 Notes were issued pursuant to an Indenture dated November 21, 2022 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Interest on the 2027 Notes is payable semiannually in arrears on May 15 and November

15 of each year, beginning on May 15, 2023. The 2027 Notes will mature on November 15, 2027, unless earlier repurchased, redeemed or converted.

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

Upon the occurrence of a “Fundamental Change” (as defined in Section 1.01 of the Indenture), subject to certain conditions and certain limited exceptions, holders may require the Company to repurchase for cash all or any portion of their Notes in principal amounts of $1,000 or an integral multiple thereof at a fundamental change repurchase price in cash equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of March 31, 2023 and December 31, 2022, the total carrying value of the 2027 Notes, net of unamortized discount, was $154,976 and $154,742, respectively. As of March 31, 2023 and December 31, 2022, the total fair value of the 2027 Notes, net of unamortized discount, was $233,536 and $157,440, respectively. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $234 for the three months ended March 31, 2023, and is also included in Interest Expense in the Company’s condensed consolidated statements of operations.

During the year ended December 31, 2022, in connection with the offering of the Convertible Senior Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of common stock, at an average cost of $6.65 per share, for approximately $7,404.
TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of March 31, 2023 and December 31, 2022 the outstanding principal balance and credit limit of the loan was $4,913 and $5,247, (or CAD6,655 and CAD7,119), respectively.

TeraXion also has an authorized credit facility up to CAD7,000 from CIBC, bearing interest at prime rate plus 0.25%. This line of credit had an outstanding balance of $746 as of March 31, 2023 and was unused as of December 31, 2022.
Short Term Loans
Wuxi
On January 19, 2022, Wuxi entered into a short-term loan agreement with CITIC Group Corporation Ltd. with aggregate principal balance of CNY2,000, or approximately $315, and bearing interest of 3.90% per annum. On June 21, 2022, Wuxi increased its short-term loan principal with CITIC by CNY3,000, or approximately $448, and bearing interest of 3.70% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. In January 2023, the total loan balance with the CITIC Group Corporation Ltd. was paid off. As of December 31, 2022, the total outstanding short-term loan with CITIC Group Corporation Ltd. was CNY5,000, or approximately $725.

On October 15, 2020, Wuxi entered into a short-term loan agreement with Bank of Ningbo (“NBCB”) with aggregate principal balance of CNY1,000 or approximately $151 and bearing interest of 4.785%. On April 29, 2021, Wuxi increased its short-term loan principal with NBCB by CNY1,000 or approximately $155 to a total principal balance of CNY4,000. On October 14, 2021, the borrowing from October 15, 2020 was fully paid off. On October 18, 2021, Wuxi re-entered into a short-term loan agreement with NBCB for CNY1,000, or approximately $150 and bearing interest of 4.785%. On April 26, 2022, the entire loan balance was paid off, and on April 27, 2022 Wuxi entered into a short-term loan agreement with NBCB with aggregate principal balance of CNY2,000, or approximately $304, and bearing interest of 4.26% per annum. On June 24, 2022, Wuxi increased its principal balance by CNY3,000, or $448, and bearing interest of 3.15% per annum. In January 2023, the total loan balance with NBCB was paid off. As of December 31, 2022, the total outstanding short-term loan with NBCB was CNY5,000, or $704.
Symeo Promissory Note

In connection with the Symeo acquisition on January 4, 2022, the Company issued a short-term interest-free promissory note of $10,000, payable upon its maturity of January 31, 2023. As of December 31, 2022, the outstanding principal balance was $10,000 and the carrying value was $9,961. The promissory note was fully repaid on January 31, 2023.

The table below sets forth the components of interest expense for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$1,800	$—
Amortization of discount and issuance cost	234	—
Total interest expense related to the 2027 Notes	2,034	—

Interest expense on other debt obligations:
Contractual interest	88	58
Amortization of discount and issuance cost	26	—
Total interest expense related to other debt obligations	2,148	58

Total interest expense	$2,148	$58
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

The Company has reviewed the terms of warrants to purchase its Class A common stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its condensed consolidated balance sheet. In order for a warrant to be classified as stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the condensed consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in Other income (expense), net. The Company determined that all warrants are required to be carried as a liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the condensed consolidated statement of operations (see Note 10 – Fair Value Measurements). At the closing of the Transaction on June 10, 2021, the warrants had an initial fair value of $74,408, which was recorded as liability and a reduction to additional paid in capital in the condensed consolidated balance sheet.

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

As of March 31, 2023 and December 31, 2022, there have been no exercises of the warrants and the fair value was $92,730 and $45,398, respectively.

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

These earn-out shares have been categorized into two components: (i) those associated with stockholders with vested equity at the closing of the Transaction that will be earned upon achievement of the earn-out milestones (the “Vested Shares”) and (ii) those associated with stockholders with unvested equity at the closing of the Transaction that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earn-Out Milestones (the “Unvested Shares”). The Vested Shares are classified as liabilities in the condensed consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 14 — Share-Based Compensation). The earn-out liability was initially measured at fair value at the closing of the Transaction and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the condensed consolidated statement of operations.
The estimated fair value of the earn-out liability was determined using a Monte Carlo Simulations analysis that simulated the future path of the Company’s stock price over the earn-out period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate.
Contingent Considerations

On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at a fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. The fair value of the second tranche contingent consideration liabilities was $1,643 as of March 31, 2023.

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

On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $4,390 and $3,446, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 by March 31, 2023. The second tranche is payable upon Symeo’s achievement of a revenue threshold of $6,000 by March 31, 2024. The fair value of the first and second tranche contingent consideration liabilities as of March 31, 2023 was $3,670 and $7, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations,

On February 21, 2023, in connection with the acquisition of Silicon Radar, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $4,174 and $5,805, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 for the twelve-month period ending on February 21, 2024. The second tranche is payable upon Silicon Radar’s achievement of a revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025. The fair value of the first and second tranche contingent consideration liabilities as of March 31, 2023 was $4,215 and $5,875, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $39,239 and $23,854, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $50,000 for the twelve-month period ending on March 31, 2024. The second tranche is payable upon GEO’s achievement of a revenue threshold of $30,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. Number of shares issuable through a payment in common stock equals to earnout divided by a VWAP for 20 days ending on each earnout period and is collared between $8.50 and $11.50 per share (“Earnout Parent Trading Price”). Payment in cash will be determined by the number of shares payable multiplied by the Earnout Parent Trading Price. The fair value of the first and second tranche contingent consideration liabilities as of March 31, 2023 was $39,519 and $24,017, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.
10.    Fair Value Measurements
The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s 2027 Notes are estimated using the valuation of the securities into which the debt is convertible, external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company’s outstanding borrowings (see Note 7 — Debt for additional information). The fair values of the Company’s short-term loans generally approximated their carrying values.

As of March 31, 2023, the Company held currency forward contracts of $4,025 to sell United States dollars and to buy Canadian dollars at a forward rate. Any changes in the fair value of these contracts are reflected in the condensed consolidated statement of operations.

The following table presents the Company’s fair value hierarchy for financial liabilities:

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$—	$37,702	$37,702
Public Warrants	$55,028	$—	$—	$55,028
GEO Contingent Consideration - First Tranche	$—	$—	$39,519	$39,519
GEO Contingent Consideration - Second Tranche	$—	$—	$24,017	$24,017
GEO Adjustment Holdback	$—	$3,594	$—	$—
GEO Indemnity Holdback	$—	$16,526	$—	$—
Silicon Radar Contingent Consideration - First Tranche	$—	$—	$4,215	$4,215
Silicon Radar Contingent Consideration - Second Tranche	$—	$—	$5,875	$5,875
City Semi Contingent Consideration - Second Tranche	$—	$—	$1,643	$1,643
Symeo Contingent Consideration - First Tranche	$—	$—	$3,670	$3,670
Symeo Contingent Consideration - Second Tranche	$—	$—	$7	$7
Currency Forward Contract	$—	$4,029	$—	$4,029

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$—	$17,970	$17,970
Public Warrants	$27,428	$—	$—	$27,428
City Semi Contingent Consideration - Second Tranche	$—	$—	$1,383	$1,383
Symeo Contingent Consideration - First Tranche	$—	$—	$2,000	$2,000
Symeo Contingent Consideration - Second Tranche	$—	$—	$4	$4
Symeo Promissory Note	$—	$—	$9,674	$9,674
Currency forward contract	$—	$3,845	$—	$3,845

As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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

For the three months ended March 31, 2023, there were no redemptions of the warrants and the carrying amount of the liability fluctuated due to the fair value remeasurement.

Contingent Considerations

Contingent considerations were valued based on the consideration expected to be transferred. The Company estimated the fair value based on a Monte Carlo Simulations analysis to simulate the probability of achievement of various milestones identified within each contingent consideration arrangement, using certain assumptions that require significant judgement and discount rates. The discount rates were based on the estimated cost of debt plus a premium, which included consideration of expected term of the earn-out payment, yield on treasury instruments and an estimated credit rating for the Company.

Because the acquisitions related to Silicon Radar and GEO occurred relatively recently, and in light of the magnitude of the transactions, the significant information to be obtained and analyzed and the fact that Silicon Radar resides in foreign jurisdiction, the Company’s fair value estimates for the associated contingent considerations were valued based on a probability method as of March 31, 2023.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	March 31, 2023	December 31, 2022
	Input	Input
Liabilities:
Warrants
Expected volatility	49.30%	64.00%
GEO Contingent Consideration - First Tranche
Market yield rate	9.21%	N/A
Scenario probability	80%	N/A
GEO Contingent Consideration - Second Tranche
Market yield rate	9.21%	N/A
Scenario probability	80%	N/A
Silicon Radar Contingent Consideration - First Tranche
Market yield rate	7.59%	N/A
Scenario probability	50%	N/A
Silicon Radar Contingent Consideration - Second Tranche
Market yield rate	7.59%	N/A
Scenario probability	75%	N/A
City Semi Contingent Consideration - Second Tranche
Discount rate	12.70%	12.65%
Symeo Contingent Consideration - First Tranche
Discount Rate	4.64%	4.73%
Symeo Contingent Consideration - Second Tranche
Discount Rate	4.64%	4.73%
11.    Stockholders’ Equity
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
Pursuant to the investment agreement, Wuxi shall use commercially reasonable efforts to meet the conditions for the IPO and list shares by a Chinese or overseas securities trading institutions and consummate an IPO as early as possible. If Wuxi is unable to consummate an IPO, indie undertakes to exchange the shares issued in this capital raise for indie’s Class A common stock equal to the total capital raised plus a premium of 8% per year (simple interest) between the execution date and December 31, 2027. The total amount is calculated using the exchange rate at the time of the stock exchange and the value of each of Class A common stock is based on the stock price at that time, but the exchange shall not exceed a total of 6,000,000 shares of indie Class A common stock.
Stock Repurchase Program
On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase common stock. This is inclusive of any concurrent repurchase of shares of common stock described in Note 7 — Debt, under the 2027 Notes, which allows for a portion of net proceeds to be used to repurchase up to $25,000 of common stock. There were no repurchases of common stock during the three months ended March 31, 2023. As of March 31, 2023, there is $42,596 available for future repurchase under the program.

12.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained an approximate 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC, was approximately 88% and 85% as of March 31, 2023 and December 31, 2022, respectively.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of March 31, 2023 and December 31, 2022, the Company had an aggregate of 19,829,945 and 21,381,476 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held 55% voting control and 38% ownership interest in Wuxi as of March 31, 2023 and December 31, 2022, respectively. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of March 31, 2023, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.
13.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the customer’s shipping location for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
United States	$12,431	$6,630
Greater China	19,242	9,108
Europe	3,797	4,063
Rest of North America	1,782	1,461
Rest of Asia Pacific	2,632	325
South America	568	412
Total revenue	$40,452	$21,999

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
The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022:

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Unbilled revenue	Prepaid expenses and other current assets	$8,648	$3,623
Contract liabilities	Accrued expenses and other current liabilities	$1,842	$1,739
During the three months ended March 31, 2023 and 2022, the Company recognized $838 and $346, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2023, the amount of performance obligations that have not been recognized as revenue was $27,067, of which approximately 79% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.

Concentrations
As identified below, some of our customers accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Customer A	15.8%	36.0%
Customer B	11.9%	—%

The loss of these customers would have a material impact on the Company’s condensed consolidated financial results.
The largest customers represented 22% and 15% of accounts receivable as of March 31, 2023 and the one largest customer represented 38% of accounts receivable as of December 31, 2022. No other individual customer represented more than 10% of accounts receivable at either March 31, 2023 or December 31, 2022.
14.    Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$68	$—
Research and development	6,262	8,650
Selling, general, and administrative	5,065	3,765
Total	$11,395	$12,415

Stock compensation expense for the three months ended March 31, 2023 and 2022 included $3,023 and $1,674, respectively, that represents liability classified awards issuable upon distribution of the Company's annual incentive plans.

15.    Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$(81,966)	$13,706
Less: Net income (loss) attributable to noncontrolling interest	(9,220)	2,873
Net income attributable to common stockholders - basic	$(72,746)	$10,833

Net loss attributable to common shares - dilutive	$(72,746)	$10,833

Denominator:
Weighted average shares outstanding - basic	131,490,221	111,189,340

Effect of potentially dilutive Phantom Units	—	1,083,749
Effect of potentially dilutive Class V common stock	—	29,386,392
Effect of potentially dilutive unvested Class B units	—	4,391,072
Effect of potentially dilutive unexercised options	—	1,346,219
Weighted average common shares outstanding—diluted	131,490,221	147,396,772

Net loss per share attributable to common shares— basic	$(0.55)	$0.10
Net loss per share attributable to common shares— diluted	$(0.55)	$0.07
The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, warrants for Class A units (public and private), unexercised options, earn-out shares and escrow shares, have been excluded from the computation of diluted net income per share as the effect would be to reduce the net income per share. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net income per share attributable to shareholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Three Months Ended March 31,
	2023	2022
Unvested Class B units	647,674	—
Unvested Phantom units	658,637	—
Unvested Restricted stock units	11,728,606	—
Convertible Class V common shares	19,829,945	—
Public warrants for the purchase of Class A common shares	17,250,000	17,250,000
Private warrants for the purchase of Class A common shares	10,150,000	10,150,000
Unexercised options	218,642	313,050
Earn-out Shares	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000
Convertible debt into Class A common shares	18,497,110	—
	85,705,614	34,438,050
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

Our effective tax rate in 2023 will differ from the U.S. federal statutory rate primarily due to changes in valuation allowance, tax expense or benefit in foreign jurisdictions taxed at different tax rates, the impact of acquisitions and reorganizations on our tax attributes and foreign research and development tax credits and incentives, and changes in non-controlling interest.

Based primarily on our limited operating history and ADK LLC’s historical domestic losses, we believe there is a significant uncertainty as to when we will be able to use our domestic, federal and state, deferred tax assets (“DTAs”). Therefore, we have recorded a valuation allowance against these DTAs for which we have concluded that it is not more likely than not that these will be realized.

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. Through March 31, 2023, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, we have not recorded a liability under the TRAs.

The Company recorded a benefit for income taxes of $3,706 and $659 for the three months ended March 31, 2023 and 2022, respectively. Income tax benefits for the three months ended March 31, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations. Income tax benefits for the three months ended March 31, 2022 are primarily related to the Company’s operations in Canada and Europe.
17.    Commitments and Contingencies
Litigation
The Company may be a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations or cash flows.
Royalty Agreement
The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended March 31, 2023 and 2022 was $480 and $242, respectively. These expenses are included in cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $647 and $2,569 are included in accrued expenses in the Company’s condensed consolidated balance sheets as of March 31, 2023 and consolidated balance sheets as of December 31, 2022, respectively.
Tax Distributions
To the extent the Company has funds legally available, the board of directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the board of directors or paid by the Company during the three months ended March 31, 2023 and 2022.
18. Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Contingent considerations	$48,638	$2,500
Holdbacks for business combinations	4,394	—
Accrued cash consideration for business combinations	4,508	—
Accrued interest	2,700	900
Operating lease liabilities, current	2,007	1,955
Deferred revenue	1,842	1,739
Other (1)	6,578	6,065
Accrued expenses and other current liabilities	$70,667	$13,159
(1) Amount represents accruals for various operating expenses such as professional fees, accrued royalties, open purchase orders, and other estimates that are expected to be paid within the next 12 months.
19.    Subsequent Events

For its condensed consolidated financial statements as of March 31, 2023, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of March 31, 2023 through May 12, 2023, the date the condensed consolidated financial statements were issued.

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
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements. See “Forward Looking Statements.” We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.
OUR COMPANY
indie Semiconductor offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. We focus on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt der Oder, Munich and Nuremberg, Germany; Cambridge, England; Edinburgh, Scotland; Rabat, Morocco; Haifa, Israel; Quebec City, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China.

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Hungary, Germany, Scotland, Morocco, Israel, and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the three months ended March 31, 2023 and 2022, approximately 65% and 52%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of March 31, 2023, we had raised gross proceeds of $52.1 million and issued 5,447,957 shares of Class A common stock at an average per-share sales price of $9.57 through this program.

Recent Acquisitions
GEO Semiconductor Inc.
On February 9, 2023, we entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation (“GEO”), with GEO surviving as a wholly-owned subsidiary of indie (the “Merger”). The aggregate consideration for this transaction consisted of (i) $93,448 in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of indie class A common stock, par value $0.0001 per share at closing, with a fair value of $75,556; (iii) 1,907,180 shares of indie Class A common stock, par value $0.0001 per share at closing, with a fair value of $20,979 payable in the next 24 months; and (iv) an earn-out with fair value of $63,093 at closing payable in cash or in indie Class A common stock, par value $0.0001 per share, subject to achieving certain GEO-related revenue targets through September 30, 2024. The purchase price is subject to working capital and other adjustments as provided in the merger agreement. The transaction was completed on March 3, 2023.
Silicon Radar
On February 21, 2023, Symeo GmbH (“Symeo”), one of our wholly-owned subsidiaries, completed its acquisition of all of the outstanding capital stock of Silicon Radar GmbH (“Silicon Radar”). The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, indie and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9,245 in cash (including debt payable at closing and net of cash acquired), (ii) the issuance by indie of 982,445 shares of Class A common stock, par value $0.0001 per share at closing, with a fair value of $9,834; and (iii) a contingent consideration with fair value of $9,979 at closing, payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based and design-win milestones through February 21, 2025. The purchase price is subject to working capital and other adjustments as provided in the merger agreement.
See Note 2 — Business Combinations for additional descriptions of these acquisitions.

Impact of COVID-19 and Macroeconomic Conditions
The COVID-19 pandemic (the “Pandemic”) and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. While many economies and countries initially affected by the Pandemic have lifted quarantines and related restrictions, the ultimate duration and extent of the Pandemic depends on future developments that cannot be accurately predicted at this time, including the severity and transmission rates of new and more contagious and/or vaccine-resistant variants of COVID-19, as well as the impact that any such new variants may have on local, regional, national and international customers and economic markets. We continue to monitor the Pandemic to ensure continued compliance with applicable health regulations and effective responses to the economic impact of the Pandemic. Refer to Part I, Item 1A of our 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the heading “Risk Factors” for more information.
OPERATING RESULTS

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$33,653	83%	$18,086	82%	$15,567	86%
Contract revenue	6,799	17%	3,913	18%	2,886	74%
Total revenue	$40,452	100%	$21,999	100%	$18,453	84%
Revenue for the three months ended March 31, 2023 was $40.5 million, compared to $22.0 million for the three months ended March 31, 2022, an increase of $18.5 million or 84%, which was primarily driven by a $15.6 million increase in product revenue as well as an increase in contract revenue. The increase in product revenue was due primarily to change in product mix as well as higher product volume (units sold) given the continued growth in demand from our customers globally as well as the recent acquisitions. Increases in average selling price (“ASP”) also contributed to the increase in product revenue year-over-year. The increase in contract revenue of $2.9 million or 74% was primarily due to commencement of a large multi-year non-recurring engineering project with a top customer during the year ended December 31, 2022.
Operating Expenses

	Three Months Ended March 31,
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$24,056	59%	$14,192	65%	$9,864	70%
Research and development	36,563	90%	29,499	134%	7,064	24%
Selling, general, and administrative	16,814	42%	12,642	57%	4,172	33%
Total operating expenses	$77,433	191%	$56,333	256%	$21,100	37%
Cost of goods sold for the three months ended March 31, 2023 was $24.1 million, compared to $14.2 million for the three months ended March 31, 2022. The increase of $9.9 million or 70% was primarily due to a $4.0 million increase in product shipments in connection with the increase in products sold, as described above, a $2.9 million increase due to change in product mix, a $2.5 million increase due to amortization for inventory step-up value in connection with the recent acquisitions, and a $0.5 million increase in product cost.
Research and development expense for the three months ended March 31, 2023 was $36.6 million, compared to $29.5 million for the three months ended March 31, 2022. The increase of $7.1 million or 24% was primarily due to a $5.3 million increase in product development costs, a $2.7 million increase in personnel costs as we increased the number of employees working on product development, offset by a $2.4 million decrease in share-based compensation expense. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the three months ended March 31, 2023 was $16.8 million, compared to $12.6 million for the three months ended March 31, 2022. The increase of $4.2 million or 33% was primarily due to a $1.5 million in professional and outside service fees, a $1.2 million increase in share-based compensation expense and a $1.0 million increase in personnel costs due to increase in headcount. The increase in professional and outside service fees were primarily driven by transaction costs incurred in relation to the acquisitions of GEO and Silicon Radar. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

Other income (expense), net

	Three Months Ended March 31,
	2023	2022
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$2,419	$33	$2,386	7230%
Interest expense	(2,148)	(58)	(2,090)	3603%
Gain (loss) from change in fair value of warrants	(47,332)	47,353	(94,685)	(200)%
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	(1,630)	83	(1,713)	(2064)%
Other expense	—	(30)	30	(100)%
Total other income (expense), net	$(48,691)	$47,381	$(96,072)	(203)%
Interest income for the three months ended March 31, 2023 was $2.4 million, compared to $33 thousand for the three months ended March 31, 2022. Interest income increased in the current period primarily as a result of higher cash balances in the 2023 period resulting from proceeds received from the 2027 Notes and increases in interest rates associated with the money market funds and marketable securities.
Interest expense for the three months ended March 31, 2023 was $2.1 million, compared to $58 thousand for the three months ended March 31, 2022. Interest expense relates to the routine cash and non-cash interest expenses on outstanding debt obligations. The increase was primarily driven by the issuance of the 4.50% convertible notes with principal balance of $160.0 million issued in November 2022 (the “2027 Notes”).

For the three months ended March 31, 2023 and 2022, we recognized gains (losses) from change in fair value for warrants and contingent considerations. The gains (losses) recorded for the three months ended March 31, 2023 and 2022 represent the following:

i) Warrants: During the three months ended March 31, 2023, we recognized an unrealized loss from change in fair value of our warrants of $47.3 million, which reflected the increase in fair value of our warrant liability. The increase in fair value of our warrant liability of $47.3 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $10.55 per share on March 31, 2023 from $5.83 per share on December 31, 2022. In the same period in the prior year, the decrease in fair value was a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $7.81 per share on March 31, 2022 from $11.99 per share on December 31, 2021.
ii) Contingent considerations and acquisition-related holdbacks: During the three months ended March 31, 2023, we recognized a net unrealized loss from change in fair value of our contingent considerations and acquisition-related holdbacks of $1.6 million which is primarily contributed by an unrealized loss of $1.7 million and $0.1 million for the contingent considerations related to the Symeo and Silicon Radar acquisitions, respectively, offset by a $0.4 million net unrealized gain for the contingent considerations and acquisition-related holdbacks.

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
Income tax benefits for the three months ended March 31, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations. Income tax expense and benefits for the three months ended March 31, 2022 is primarily related to our operations in Canada and Europe.
Refer to Note 16, Income Tax, in our accompanying financial statements for additional detail.

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
Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations. We believe that our existing cash and cash equivalents, funds anticipated to be generated from our operations, and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, COVID-19 and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of May 12, 2023. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. As of March 31, 2023, our balance of cash and cash equivalents was $207.4 million.

On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time its equity capital needs. As of March 31, 2023, we have raised gross proceeds of $52.1 million and issued 5,447,957 shares of Class A common stock at an average per-share sales price of $9.57 through this program and had approximately $97.9 million available for future issuances under the ATM Agreement.
On November 21, 2022, we issued $160.0 million in aggregate principal of our 4.50% convertible senior notes which are due in May 2027 (the “2027 Notes”). The 2027 Notes will be convertible into cash, shares of common stock or a combination of cash and common stock at our election. We used the net proceeds from the 2027 Notes to fund the acquisitions of GEO and Silicon Radar as well as a stock repurchase program authorized by our Board of Directors in November 2022. The acquisitions of Silicon Radar completed in February 2023 and GEO completed in March 2023, which resulted in us funding a purchase price of approximately $9.2 million and $93.4 million, respectively. The stock repurchase program resulted in us repurchasing 1.1 million shares of our outstanding common stock in November 2022 at an average cost of $6.65 per share, which amounts for a total cash outflow of $7.4 million as of December 31, 2022.
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

In connection with our acquisitions, we may from time to time be required to make future payments or issue additional shares of our common stock to satisfy our obligations under the acquisition agreements, including to satisfy certain earn-out requirements. In January 2022 we completed the acquisition of Symeo GmbH, for which we made an initial cash payment of approximately $10.0 million and an additional $10.0 million was paid in January 2023. We are still subject to potentially satisfy an equity based earn out based on Symeo’s future revenue growth.
In February 2023, we entered into an agreement to acquire GEO Semiconductor, Inc. and completed the transaction on March 3, 2023. The acquisition requested for (i) $93.4 million in cash (including accrued cash considerations at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of indie class A common stock, par value $0.0001 per share at closing, with a fair value of $75.6 million; (iii) 1,907,180 shares of indie Class A common stock, par value $0.0001 per share at closing, with a fair value of $21.0 million payable in the next 24 months; and (iv) an earn-out with fair value of $63.1 million at closing payable in cash or in indie Class A common stock, par value $0.0001 per share, subject to achieving certain GEO-related revenue targets through September 30, 2024.
Additionally, in February, 2023, we acquired Silicon Radar GmbH, for approximately (i) $9.2 million in cash (including debt payable at closing and net of cash acquired), (ii) the issuance by indie of 982,445 shares of Class A common stock, par value $0.0001 per share at closing, with a fair value of $9.8 million; and (iii) a contingent consideration with fair value of $10.0 million at closing, payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based and design-win milestones through February 21, 2025.
We expect to continue to incur net operating losses and negative cash flows from operations. We also expect our research and development expenses, general and administrative expenses and capital expenditures will increase over time as we continue to expand our operations, product offerings and customer base.

The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
Net cash used in operating activities	$(32,885)	$(15,714)	$(17,171)	109%
Net cash used in investing activities	(101,628)	(9,270)	(92,358)	996%
Net cash provided by financing activities	21,066	(720)	21,786	(3026)%
Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the three months ended March 31, 2023, net cash used in operating activities was $32.9 million, which included net loss of $82.0 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $49.0 million of net losses resulting from a change in fair value for warrants and contingent considerations, $11.4 million in share-based compensation expense and $6.0 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $16.9 million of cash, primarily driven by an increase in inventory, accounts payable, and prepaid and other current assets, offset by a decrease in accounts receivable.
Cash used in operating activities during the three months ended March 31, 2022 was $15.7 million, which included net income of $13.7 million and was adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash charges primarily consisted of $47.4 million of net gains resulting from a change in the fair value of warrants. These non-cash decreases were partially offset by $12.4 million in share-based compensation expense and $5.4 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $0.9 million of cash, primarily driven by an increase in deferred revenue, accounts payable, and accrued liabilities, partially offset by a decrease in accrued payroll liabilities and increases in accounts receivable and prepaid and other current assets.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $101.6 million and $9.3 million, respectively. During the period ended March 31, 2023, the decrease in cash was primarily due to the acquisitions of GEO and

Silicon Radar for $98.4 million, net of cash acquired, as well as an increase in cash used of $3.2 million for the purchase of capital expenditures. During the period ended March 31, 2022, the decrease in cash was primarily due to the acquisition of Symeo for $8.7 million, net of cash acquired, as well as an increase in cash used of $0.6 million for the purchase of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 was $21.1 million, which was primarily attributed to $34.2 million of net proceeds from the issuance of common stocks through the ATM, partially offset by $11.8 million payments on short-term debt, and $2.1 million of payments on financed software.
Net cash used in financing activities for the three months ended March 31, 2022 of $0.7 million was primarily attributed to payments on financed software.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of March 31, 2023:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$5,659	$—	$160,000	$—	$165,659
Operating leases	1,993	4,325	3,590	4,132	14,040
Interest on debt obligations	7,320	14,600	11,880	—	33,800
Total contractual obligations	$14,972	$18,925	$175,470	$4,132	$213,499
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a registrant’s financial condition or results of operations. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; inventory valuation, which impacts the cost of goods sold and gross margin; business combinations, which impacts the fair value of acquired assets and assumed liabilities; goodwill and long-lived assets, which impacts the fair value of goodwill and intangible assets; warrants and earn-out liabilities valuations, which impacts the fair value of these financial instruments; and income taxes, which impacts the income tax provision. These policies and significant judgments involved are discussed further below. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our critical accounting policies and estimates are disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2022.

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued and adopted accounting pronouncements that apply to us in Note 1 — Nature of Business and Basis to our condensed consolidated financial statements presented herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi and Israeli New Shekel. We have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. A cumulative foreign currency translation loss of $13.5 million and $12.0 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively. The aggregate foreign currency translation exchange rate income (loss) included in determining gain (loss) before income taxes was $(2.2) million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. The year-over-year change was driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of March 31, 2023 as the U.S. dollar strengthened against foreign currencies.

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

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that totals approximately $207.4 million as of March 31, 2023.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2023.

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

Previously Reported Material Weaknesses

A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting that creates a reasonable risk that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected in a timely manner.

As disclosed in in Part II—Item 9A of the Form 10-K for the year ended December 31, 2022 filed with SEC on March 28, 2023, management determined that the Company did not have effective risk assessment to identify and analyze risks related to non-routine transactions, such as mergers and acquisitions, at a sufficient level of detail to identify all relevant risks of material misstatement across the Company or within each acquired entity. Additionally, the Company did not have effective information control processes, including those related to information technology general controls (“ITGCs”), user access controls and the use of manual spreadsheets, to ensure the reliability of information used in certain computations related to financial reporting. As a consequence of the aforementioned deficiencies, the Company did not have effective control activities related to the design and operation of process-level controls across certain key financial reporting processes.

Management has determined that these material weaknesses persist as of March 31, 2023.

Remediation Efforts to Address the Material Weaknesses

Management’s remediation efforts are ongoing and the actions outlined in the Form 10-K for the year ended December 31, 2022, will continue to be pursued. As we continue to evaluate and enhance our internal control over financial reporting, we may determine that additional measures to address the material weaknesses or adjustments to the remediation plan may be required. However, we cannot guarantee when we will remediate material weaknesses, nor can we be certain that additional steps will be necessary. Furthermore, it cannot be guaranteed that no further material weaknesses will emerge in the future.

The remediation efforts are subject to continuous management evaluation and audit committee supervision. Until Management has completed its remediation efforts and evaluated their effectiveness, we will not be able to determine whether the steps taken will completely remedy the material deficiencies in the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15d, remained unchanged during the quarter ended March 31, 2023, with the exception of the ongoing remediation efforts related to the material weaknesses described above and the acquisitions of GEO on March 3, 2023 and Silicon Radar on February 21 2023. As a result, of the acquisitions, we have implemented internal controls over financial reporting to include consolidation of GEO and Silicon Radar, as well as acquisition-related accounting and disclosures, which represent material changes in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2022.

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
ITEM 1A. RISK FACTORS
The business, financial condition, and operating results of the Company can be affected by many factors, whether currently known or unknown, including but not limited to those described in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past or the anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price. There have been no material changes to the Company’s risk factors disclosed under the heading “Risk Factors” in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022 filed on March 28, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates between January 10, 2023 and March 16, 2023 the Company issued an aggregate of 1,626,348 shares of its Class A common stock to three ADK Minority Holders in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the three ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 1,551,531 shares of Class V common stock held by the ADK Minority Holders were cancelled and 74,817 shares of ADK LLC units were exchanged to Class A common stock. In February 2023, we issued 982,445 shares of Class A common stock, par value $0.0001 per share as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS.
(d) Exhibits

Exhibit Number	Description of Exhibit
2.1*
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

2.2
Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (previously filed by Thunder Bridge II as Exhibit 2.2 of Form S-4/A filed with the SEC on May 4, 2021)

2.3*
Share Purchase Agreement, dated as of August 27, 2021, by and among indie, TeraXion, Purchaser and certain stockholders of TeraXion and their ultimate beneficial owners (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant with the SEC on September 2, 2021)

2.4*
Agreement and Plan of Merger, dated as of February 9, 2023, by and among indie, GEO, Merger Sub and Shareholder Representative Services LLC , as Securityholders’ Agent (Incorporated by reference to Exhibit 2.1 of indie’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2023)

3.1
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
10.1*
Registration Rights and Lock-Up Agreement, dated as of March 3, 2023, by and among indie, GEO, and the Securityholders’ Agent (incorporated by reference to Exhibit 10.1 of indie’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2023)

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
* Schedules, exhibits and similar supporting attachments to this exhibit are omitted pursuant to Item 601(a)(5) of Regulation
S-K. We agree to furnish a supplemental copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INDIE SEMICONDUCTOR, INC.

May 12, 2023	By:	/s/ Kanwardev Raja Singh
		Name:	Kanwardev Raja Singh
		Title:	Chief Accounting Officer (Principal Accounting Officer)