Form 10-Q
period 2023-06-30
indie Semiconductor, Inc.
filed 2023-08-11
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of August 8, 2023 was 145,794,088 (excluding 1,725,000 Class A shares held in escrow and 501,860 Class A shares subject to restricted stock awards) and 18,994,328, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Comprehensive Income (Loss)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest	5
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

Part II. Other Information		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
Signatures		46

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$180,660	$321,629
Restricted cash	—	250
Accounts receivable, net of allowance for doubtful accounts of $46 for both June 30, 2023 and December 31, 2022	34,904	26,441
Inventory, net	40,871	13,256
Prepaid expenses and other current assets	23,081	12,290
Total current assets	279,516	373,866
Property and equipment, net	22,390	15,829
Intangible assets, net	181,438	63,117
Goodwill	281,772	136,463
Operating lease right-of-use assets	11,862	12,055
Other assets and deposits	3,863	2,021
Total assets	$780,841	$603,351

Liabilities and stockholders' equity
Accounts payable	$16,997	$14,186
Accrued payroll liabilities	10,976	11,541
Accrued expenses and other current liabilities	63,069	13,159
Intangible asset contract liability	9,419	9,377
Current debt obligations	3,659	15,700
Total current liabilities	104,120	63,963
Long-term debt, net of current portion	156,213	155,699
Warrant liability	67,684	45,398
Intangible asset contract liability, net of current portion	—	4,177
Deferred tax liabilities, non-current	10,768	7,823
Operating lease liability, non-current	9,461	10,115
Other long-term liabilities	47,396	1,844
Total liabilities	395,642	289,019
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 and 250,000,000 shares authorized, 147,508,641 and 129,265,882 shares issued, 145,237,071 and 126,824,465 shares outstanding as of June 30, 2023 and December 31, 2022, respectively.	14	13
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 18,994,332 and 21,381,476 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	2	2
Additional paid-in capital	725,461	568,564
Accumulated deficit	(329,689)	(243,816)
Accumulated other comprehensive loss	(9,513)	(11,951)
indie's stockholders' equity	386,275	312,812
Noncontrolling interest	(1,076)	1,520
Total stockholders' equity	385,199	314,332
Total liabilities and stockholders' equity	$780,841	$603,351
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
Product revenue	$45,455	$20,452	$79,108	$38,538
Contract revenue	6,653	5,303	13,452	9,216
Total revenue	52,108	25,755	92,560	47,754
Operating expenses:
Cost of goods sold	32,127	15,178	56,183	29,370
Research and development	42,069	28,467	78,632	57,966
Selling, general, and administrative	18,637	12,085	35,451	24,727
Total operating expenses	92,833	55,730	170,266	112,063
Loss from operations	(40,725)	(29,975)	(77,706)	(64,309)
Other income (expense), net:
Interest income	1,870	175	4,289	208
Interest expense	(2,144)	(267)	(4,292)	(325)
Gain (loss) from change in fair value of warrants	25,046	20,301	(22,286)	67,654
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	2,303	3,584	673	3,667
Other income (expense)	429	9	429	(21)
Total other income (expense), net	27,504	23,802	(21,187)	71,183
Net income (loss) before income taxes	(13,221)	(6,173)	(98,893)	6,874
Income tax benefit (expense)	(342)	869	3,364	1,528
Net income (loss)	(13,563)	(5,304)	(95,529)	8,402
Less: Net income (loss) attributable to noncontrolling interest	(436)	(1,070)	(9,656)	1,803
Net income (loss) attributable to indie Semiconductor, Inc.	$(13,127)	$(4,234)	$(85,873)	$6,599

Net income (loss) attributable to common shares — basic	$(13,127)	$(4,234)	$(85,873)	$6,599
Net income (loss) attributable to common shares — diluted	$(13,127)	$(4,234)	$(85,873)	$6,599

Net income (loss) per share attributable to common shares — basic	$(0.09)	$(0.04)	$(0.63)	$0.06
Net income (loss) per share attributable to common shares — diluted	$(0.09)	$(0.04)	$(0.63)	$0.04

Weighted average common shares outstanding — basic	141,973,731	116,983,265	136,760,936	114,102,308
Weighted average common shares outstanding — diluted	141,973,731	116,983,265	136,760,936	150,740,655

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss)	$(13,563)	$(5,304)	$(95,529)	$8,402
Other comprehensive income (loss):
Foreign currency translation adjustments	3,938	(7,872)	2,438	(7,009)
Comprehensive income (loss)	(9,625)	(13,176)	(93,091)	1,393

Less: Comprehensive income (loss) attributable to noncontrolling interest	798	(951)	(9,127)	1,943
Comprehensive loss attributable to indie Semiconductor, Inc.	$(10,423)	$(12,225)	$(83,964)	$(550)
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

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit		Accumulated Other Comprehensive Loss	Total Stockholders' Equity Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	126,824,465	$13	21,381,476	$2	$568,564	$(243,816)		$(11,951)	$312,812	$1,520	$314,332
Vesting of equity awards	95,160	—	—	—	—	—		—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	836,984	—	—	—	(148)	—		—	(148)	167	19
Issuance per Exchange of Class V to Class A	1,551,531	—	(1,551,531)	—	(2,653)	—		—	(2,653)	2,653	—
Issuance per Exchange of ADK LLC units to Class A	74,817	—	—	—	—	—		—	—	—	—
Share-based compensation	—	—	—	—	8,372	—		—	8,372	—	8,372
Issuance in connection with At-The-Market equity offering	3,316,198	—	—	—	34,194	—		—	34,194	—	34,194
Shares issued due to acquisition of GEO Semiconductor Inc.	6,868,768	1	—	—	74,176	—		—	74,177	1,380	75,557
Shares issued due to acquisition of Silicon Radar GmbH	982,445	—	—	—	9,585	—		—	9,585	249	9,834
Net loss	—	—	—	—	—	(72,746)		—	(72,746)	(9,220)	(81,966)
Foreign currency translation adjustment	—	—	—	—	—	—		(1,500)	(1,500)	(705)	(2,205)

Balance as of March 31, 2023	140,550,368	$14	19,829,945	$2	$692,090	$(316,562)	—	$(13,451)	$362,093	$(3,956)	$358,137

Vesting of equity awards	87,542	—	—	—	—	—		—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	1,773,903	—	—	—	6,187	—		—	6,187	582	6,769
Issuance in connection with achievement of certain contingent consideration	73,311	—	—	—	608	—		—	608	—	608
Issuance per Exchange of Class V to Class A	835,613	—	(835,613)	—	(1,500)	—		—	(1,500)	1,500	—
Issuance per Exchange of ADK LLC units to Class A	13,032	—	—	—	—	—		—	—	—	—
Share-based compensation	—	—	—	—	10,272	—		—	10,272	—	10,272

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

Issuance in connection with At-The-Market equity offering	1,903,302	—	—	—	17,804	—	—	17,804	—	17,804
Net loss	—	—	—	—	—	(13,127)	—	(13,127)	(436)	(13,563)
Foreign currency translation adjustment	—	—	—	—	—	—	3,938	3,938	1,234	5,172

Balance as of June 30, 2023	145,237,071	$14	18,994,332	$2	$725,461	$(329,689)	$(9,513)	$386,275	$(1,076)	$385,199

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(95,529)	$8,402
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,160	10,366
Amortization of inventory step-up	5,327	—
Inventory impairment charges	398	707
Share-based compensation	23,779	21,182
Amortization of discount and cost of issuance of debt	500	150
Bad debts	—	24
(Gain) loss from change in fair value of warrants	22,286	(67,654)
(Gain) loss from change in fair value of contingent considerations and acquisition-related holdbacks	(673)	(3,667)
Deferred City Semi compensation	—	125
Deferred tax liabilities	(3,716)	—
Amortization of right-of-use assets	1,196	1,118
Unrealized foreign currency transaction gain	(43)	(216)
Changes in operating assets and liabilities:
Accounts receivable	(5,887)	(1,753)
Inventory	(15,476)	(2,448)
Accounts payable	(1,691)	1,945
Accrued expenses and other current liabilities	(6,825)	434
Accrued payroll liabilities	969	(723)
Deferred revenue	(891)	457
Prepaid and other current assets	(11,381)	(2,340)
Operating lease liabilities	(935)	(814)
Other long-term liabilities	(708)	(2,177)
Net cash used in operating activities	(73,140)	(36,882)
Cash flows from investing activities:
Purchases of property and equipment	(6,564)	(1,846)
Business combinations, net of cash acquired	(98,429)	(8,705)
Net cash used in investing activities	(104,993)	(10,551)
Cash flows from financing activities:
Proceeds from issuance of common stock/At-the-market offering	51,998	—
Proceeds from issuance of debt obligations	—	1,059
Payments on debt obligations	(12,169)	(1,050)
Payments on financed software	(4,135)	(1,928)
Deferred payments on business combination	—	(5,000)
Payments of City Semi deferred compensation	—	(1,000)
Proceeds from exercise of stock options	31	72
Net cash provided by (used in) financing activities	35,725	(7,847)
Effect of exchange rate changes on cash and cash equivalents	1,189	(52)
Net decrease in cash and cash equivalents	(141,219)	(55,332)

Cash, cash equivalents and restricted cash at beginning of period	321,879	219,464
Cash, cash equivalents and restricted cash at end of period	$180,660	$164,132

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,654	$128

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$(649)	$275
Fair value of common stock issued for business combination	$85,391	$—
Fair value of common stock issuable for business combination	$20,979	$—
Contingent consideration for business combination	$73,072	$8,204
Accrual for purchase consideration for business combination	$4,264	$9,674
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

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexibility that it provides to the capital markets and to best time its equity capital needs. As of June 30, 2023, indie has raised gross proceeds of $70,339 and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57 through this program and had approximately $79,661 available for future issuances under the ATM Agreement.

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

Amendments to Articles of Incorporation

indie held its 2023 annual meeting of stockholders (the “Annual Meeting”) on June 21, 2023. At the Annual Meeting, the Company’s stockholders approved the amendment of the Company’s existing Amended and Restated Certificate of

Incorporation to increase the number of authorized shares of Class A common stock, par value $0.0001 per share, from 250,000,000 to 400,000,000 (the “Amendment”).

The Board previously approved the Amendment, subject to and conditioned upon stockholder approval at the Annual Meeting. Following stockholder approval of the Amendment, the Company prepared an Amended and Restated Certificate of Incorporation to reflect the Amendment. The Amended and Restated Certificate of Incorporation became effective upon its filing with the Secretary of State of the State of Delaware on June 22, 2023.

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

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which 88% was owned by indie as of June 30, 2023. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH and Symeo GmbH, both of which are private limited liability companies incorporated under the laws of Germany, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc., a company incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, indie Semiconductor Korea Branch, a limited liability company under the laws of Korea, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with 55% voting controlled and 38% owned by the Company as of June 30, 2023 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. indie is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Transaction, the Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the Company’s common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company achieves total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company issues more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. As the market value of the Company’s common stock that is held by non-affiliates exceeded $700 million as of June 30, 2023 based on the Nasdaq Capital Market closing price of $9.40 per share of the Company’s Class A common stock on such day, the Company will therefore no longer qualify for such status commencing December 31, 2023. As a large accelerated filer not entitled to emerging growth company status, the Company will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company, including the ability to take advantage of such extended transition period.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2023.

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

2.    Business Combinations

The Company acquired TERAXION Inc. (“TeraXion”) and ON Design Israel Ltd. (“ON Design Israel”) in October 2021, Symeo in January 2022, Silicon Radar in February 2023, and GEO in March 2023. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The final allocation of the purchase consideration to the assets acquired and liabilities assumed for TeraXion, ON Design Israel and Symeo were presented within the most recent Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 28, 2023. The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for Silicon Radar and GEO as of June 30, 2023:

	Silicon Radar	GEO
Purchase price - cash consideration paid	$8,653	$91,076
Purchase price - cash consideration accrued	800	3,464
Less: cash acquired	(208)	(1,092)
Net cash consideration	$9,245	$93,448

Purchase price - equity consideration issued and issuable (common stock)	$9,834	$96,535
Total equity consideration	$9,834	$96,535

Contingent consideration	$9,979	$63,093
Net consideration	$29,058	$253,076

Estimated fair value of net assets and liabilities assumed:
Current assets other than cash	$3,146	$19,560
Property and equipment	2,351	178
Developed technology	4,795	61,522
In-process research & development	4,795	14,943
Customer relationships	3,425	31,847
Backlog	411	3,010
Trade name	2,055	3,990
Other non-current assets	17	10
Current liabilities	(1,585)	(6,084)
Deferred revenue	(512)	—
Deferred tax liabilities, non-current	(2,689)	(3,672)
Other non-current liabilities	(682)	(711)
Total fair value of net assets acquired	$15,527	$124,593

Goodwill	$13,531	$128,483

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

Because the acquisitions related to Silicon Radar and GEO occurred relatively recently, and in light of the magnitude of the transactions, the significant information to be obtained and analyzed and the fact that Silicon Radar resides in foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of August 11, 2023, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, inventory, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill and deferred tax.
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
indie incurred various acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total costs incurred are $707 as of June 30, 2023.
The Company maintains an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extends for 12 months from the closing date and will be settled by cash.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $9,979 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches, both subject to Silicon Radar achieving certain revenue targets. Both tranches are payable, up to a maximum of $9,000, upon the achievement of revenue threshold of $5,000 for the twelve-month period ending on February 21, 2024 and the achievement of revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025, respectively. Both tranches are payable in cash or common stock, at indie’s election. Should indie elect to pay in common stock, the number of shares issuable through a payment in common stock equals to earnout divided by a volume-weighted-average-price (“VWAP”) for 20 days ending prior to the due date for payment. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The first tranche of this earn-out liability is reflected in Accrued expense and other current liabilities and the second tranche is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2023.
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
indie incurred various acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total costs incurred are $2,492 as of June 30, 2023.
The Company maintains an indemnity and adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 24 months from the anniversary of the closing date. The indemnity holdback will be settled by transferring up to 1,566,472 shares of the Company’s stock. The fair value of the indemnity holdback was $17,231 as of the acquisition date. The adjustment holdback represents up to 340,708 shares of the Company’s stock and its period extends for 60 days from the closing date. The fair value of the adjustment holdback was $3,748 as of the acquisition date. The fair value of any outstanding liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The adjustment holdback is reflected in Accrued expense and other current liabilities and the indemnity holdback is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2023. The adjustment holdback was settled in July 2023.
Total purchase consideration transferred at closing included contingent consideration that had a fair value of $63,093 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches, both subject to GEO achieving certain GEO-related revenue targets. The first tranche is payable, up to a maximum of $55,000, upon the achievement of revenue threshold of $50,000 for the twelve-month period ending on March 31, 2024. The second tranche payable, up to a maximum of $35,000, upon the achievement of revenue threshold of $30,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. The number of shares issuable through a payment in common stock equals to earnout value divided by a 20 days VWAP ending on each earnout period and is collared between $8.50 and $11.50 per share (“Earnout Parent Trading Price”). Should the Company elect to pay the earn-out consideration in cash, the amount will be determined by multiplying the number of shares payable by the Earnout Parent Trading Price. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The first tranche of this earn-out liability is reflected in Accrued expense and other current liabilities and the second tranche is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2023.
The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and GEO as if the closing of the acquisition had occurred on January 1, 2023:

	Three months ended June 30, 2023	Six months ended June 30, 2023
Combined revenue	$52,108	$96,230
Combined net loss before income taxes	$(13,221)	$(108,573)

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
3.    Inventory, Net

Inventory, net consists of the following:

	June 30, 2023	December 31, 2022
Raw materials	$12,561	$5,718
Work-in-process	10,316	6,846
Finished goods	20,184	2,484
Inventory, gross	43,061	15,048
Less: Inventory reserves	2,190	1,792
Inventory, net	$40,871	$13,256
During the three months ended June 30, 2023 and 2022, the Company recognized write-downs in the value of inventory of $367 and $204, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized write-downs in the value of inventory of $398 and $707, respectively.
4.    Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	June 30, 2023	December 31, 2022
Production tooling	4	$13,843	$10,851
Lab equipment	4	9,819	6,382
Office equipment	3 - 7	5,485	4,736
Leasehold improvements	*	1,682	1,216
Construction in progress		3,124	1,763
Property and equipment, gross		33,953	24,948
Less: Accumulated depreciation		11,563	9,119
Property and equipment, net		$22,390	$15,829
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $1,548 and $798 for the three months ended June 30, 2023 and 2022, respectively. The Company recognized depreciation expense of $2,503 and $1,558 for the six months ended June 30, 2023 and 2022, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

5.    Intangible Assets, Net

Intangible assets, net consist of the following:

	June 30, 2023				December 31, 2022
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.6	$90,581	$(11,430)	$79,151	4.0	$22,734	$(4,993)	$17,741
Software licenses	0.8	23,590	(14,889)	8,701	1.5	23,305	(11,514)	11,791
Customer relationships	9.2	52,841	(3,918)	48,923	8.2	17,569	(1,895)	15,674
Intellectual property licenses	0.4	1,814	(1,728)	86	1.0	1,777	(1,716)	61
Trade names	5.7	15,581	(2,431)	13,150	5.5	9,536	(1,466)	8,070
Backlog	0.8	3,787	(1,310)	2,477	1.0	366	(175)	191
Effect of exchange rate on gross carrying amount		(2,523)		(2,523)		(3,614)	—	(3,614)
Intangible assets with finite lives		185,671	(35,706)	149,965		71,673	(21,759)	49,914

IPR&D		32,368	—	32,368		14,160	—	14,160
Effect of exchange rate on gross carrying amount		(895)	—	(895)		(957)	—	(957)
Total intangible assets with indefinite lives		31,473	—	31,473		13,203	—	13,203

Total intangible assets		$217,144	$(35,706)	$181,438		$84,876	$(21,759)	$63,117

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

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. Amortization of intangible assets for the three months ended June 30, 2023 and 2022 was $8,577 and $4,133, respectively. Amortization of intangible assets for the six months ended June 30, 2023 and 2022 was $13,657 and $8,808, respectively. Amortization of intangible assets is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of June 30, 2023, amortization expense for each of the next five fiscal years is expected to be as follows:

2023 (remaining six months)	$18,366
2024	30,008
2025	24,463
2026	23,712
2027	21,138
Thereafter	32,279
$149,965

6.    Goodwill
The following table sets forth the carrying amount and activity of goodwill as of June 30, 2023:

Amount
Balance as of December 31, 2022	$136,463
Acquisitions (Note 2)	141,789
Measurement period adjustment for current year acquisitions	225
Effect of exchange rate on goodwill	3,295
Balance as of June 30, 2023	$281,772
The change in goodwill is primarily driven by $142,014 increase during the six months ended June 30, 2023 due to acquisition of Silicon Radar and GEO that were completed during the period, as well as a $3,295 increase in value due to effect of exchange rate on goodwill. See Note 2 — Business Combinations for a detailed discussion of goodwill acquired.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the six months ended June 30, 2023.
7.    Debt
The following table sets forth the components of debt as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$160,000	$(4,784)	$155,216	$160,000	$(5,258)	$154,742
Promissory note, due 2023	—	—	—	10,000	(26)	9,974
CIBC loan, due 2026	4,670	(14)	4,656	5,247	(14)	5,233
Short term loans, due 2023	—	—	—	1,450	—	1,450
Total debt	$164,670	$(4,798)	$159,872	$176,697	$(5,298)	$171,399
The outstanding debt as of June 30, 2023 and December 31, 2022 is classified in the condensed consolidated balance sheets as follows:

	June 30, 2023	December 31, 2022
Current liabilities - Current debt obligations	$3,659	$15,700
Noncurrent liabilities - Long-term debt, net of current maturities	156,213	155,699
Total debt	$159,872	$171,399
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

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of June 30, 2023 and December 31, 2022, the total carrying value of the 2027 Notes, net of unamortized discount, was $155,216 and $154,742, respectively. As of June 30, 2023, the total fair value of the 2027 Notes was $212,096 or 132.56% of the aggregate principal amount of the 2027 Notes. As of December 31, 2022, the total fair value of the

2027 Notes was $157,440 or 98.40% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $240 and $475 for the three and six months ended June 30, 2023, and is also included in Interest Expense in the Company’s condensed consolidated statements of operations.

During the year ended December 31, 2022, in connection with the offering of the Convertible Senior Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of common stock, at an average cost of $6.65 per share, for approximately $7,404.
TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of June 30, 2023 and December 31, 2022 the outstanding principal balance and credit limit of the loan was $4,670 and $5,247, (or CAD6,190 and CAD7,119), respectively.

TeraXion also has an authorized credit facility up to CAD5,000 from CIBC, bearing interest at prime rate plus 0.25%. This line of credit was unused as of June 30, 2023 and December 31, 2022, respectively.
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
In January 2023, all short term loans historically held by Wuxi were paid off.
Symeo Promissory Note

In connection with the Symeo acquisition on January 4, 2022, the Company issued a short-term interest-free promissory note of $10,000, payable upon its maturity of January 31, 2023. As of December 31, 2022, the outstanding principal balance was $10,000 and the carrying value was $9,961. The promissory note was fully repaid on January 31, 2023.

The table below sets forth the components of interest expense for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$1,820	$—	$3,620	$—
Amortization of discount and issuance cost	240	—	474	—
Total interest expense related to the 2027 Notes	2,060	—	4,094	—

Interest expense on other debt obligations:
Contractual interest	84	117	173	175
Amortization of discount and issuance cost	—	150	25	150
Total interest expense related to other debt obligations	84	267	198	325

Total interest expense	$2,144	$267	$4,292	$325
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

As of June 30, 2023 and December 31, 2022, there have been no exercises of the warrants and the fair value was $67,684 and $45,398, respectively.

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

These earn-out shares had been categorized into two components: (i) those associated with stockholders with vested equity at the closing of the Transaction that will be earned upon achievement of the earn-out milestones (the “Vested Shares”) and (ii) those associated with stockholders with unvested equity at the closing of the Transaction that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earn-Out Milestones (the “Unvested Shares”). The Vested Shares were classified as liabilities in the condensed consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 14 — Share-Based Compensation). The earn-out liability was initially measured at fair value at the closing of the Transaction and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability was recorded as part of Other income (expense), net in the condensed consolidated statement of operations.
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
As of November 9, 2021, the first earn-out milestone was achieved while the second Earn-Out Milestone remains unachieved. The achievement of the first earn-out milestone eliminated the variability in the arrangement that previously prevented this instrument to be equity-classified. As a result, the earn-out liabilities associated with the first Earn-Out Milestone were recorded to Additional paid-in capital in the condensed consolidated balance sheet at its fair value. At the same time, the unearned liabilities associated with the second Earn-Out Milestones were also remeasured to its fair value and reclassified per ASC 815-40 to Additional paid-in capital in the condensed consolidated balance sheet. Consequently, there is no more liability remaining on the balance sheet.
Contingent Considerations

On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at a fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. In April 2023, the Company settled $500 of the $1,500 second tranche through the issuance of 73,311 shares of Class A common stock with a fair value of $608 at the time of issuance. The fair value of the remaining $1,000 second tranche contingent consideration liabilities was $890 as of June 30, 2023.

On October 1, 2021, in connection with the acquisition of ON Design Israel, the Company recorded contingent consideration as a long-term liability at a fair value of $4,000. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $2,500, upon the achievement of Tapeout of certain product designs acquired from the seller within 30 months of the acquisition. The second tranche is payable, up to a maximum of $5,000, upon indie’s achievement of a Design Win related to certain acquired product designs within 36 months of the acquisition. The fair value of the first and second tranche contingent consideration liabilities was $1,817 and $2,222, respectively, and are recorded in Other long-term liabilities in the condensed consolidated balance sheet as of December 31, 2021. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations as of December 31, 2021. During the six months ended June 30, 2022, management determined that the product design specified in the contingent consideration provision would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero as of December 31, 2022.

On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $4,390 and $3,446, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 by March 31, 2023. The second tranche is payable upon Symeo’s achievement of a revenue threshold of $6,000 by March 31, 2024. The fair value of the first and second tranche contingent consideration liabilities as of June 30, 2023 was $3,117 and $7, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations,

On February 21, 2023, in connection with the acquisition of Silicon Radar, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $4,174 and $5,805, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 for the twelve-month period ending on February 21, 2024. The second tranche is payable upon Silicon Radar’s achievement of a revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025. Both tranches are payable in cash or in common stock at indie’s discretion. Should indie elect to pay in common stock, the number of shares issuable through a payment in common stock equals to earnout divided by a VWAP for 20 days ending prior to the due date for payment. The fair value of the first and second tranche contingent consideration liabilities as of June 30, 2023 was $4,290 and $5,974, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $39,239 and $23,854, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $50,000 for the twelve-month period ending on March 31, 2024. The second tranche is payable upon GEO’s achievement of a revenue threshold of $30,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. Number of shares issuable through a payment in common stock equals to earnout value divided by a 20 days VWAP ending on each earnout period and is collared between $8.50 and $11.50 per share (“Earnout Parent Trading Price”). Payment in cash will be determined by the number of shares payable multiplied by the Earnout Parent Trading Price. The fair value of the first and second tranche contingent consideration liabilities as of June 30, 2023 was $39,889 and $24,062, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

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

As of June 30, 2023, the Company held currency forward contracts of $3,325 to sell United States dollars and to buy Canadian dollars at a forward rate. Any changes in the fair value of these contracts are reflected in the condensed consolidated statement of operations.

The following table presents the Company’s fair value hierarchy for financial liabilities:

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$—	$26,974	$26,974
Public Warrants	$40,710	$—	$—	$40,710
GEO Contingent Consideration - First Tranche	$—	$—	$39,889	$39,889
GEO Contingent Consideration - Second Tranche	$—	$—	$24,062	$24,062
GEO Adjustment Holdback	$3,203	$—	$—	$3,203
GEO Indemnity Holdback	$14,725	$—	$—	$14,725
Silicon Radar Contingent Consideration - First Tranche	$—	$—	$4,290	$4,290
Silicon Radar Contingent Consideration - Second Tranche	$—	$—	$5,974	$5,974
City Semi Contingent Consideration - Second Tranche	$—	$—	$890	$890
Symeo Contingent Consideration - First Tranche	$3,117	$—	$—	$3,117
Symeo Contingent Consideration - Second Tranche	$—	$—	$7	$7
Currency Forward Contract	$—	$3,372	$—	$3,372

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$—	$17,970	$17,970
Public Warrants	$27,428	$—	$—	$27,428
City Semi Contingent Consideration - Second Tranche	$—	$—	$1,383	$1,383
Symeo Contingent Consideration - First Tranche	$—	$—	$2,000	$2,000
Symeo Contingent Consideration - Second Tranche	$—	$—	$4	$4
Symeo Promissory Note	$—	$—	$9,674	$9,674
Currency forward contract	$—	$3,845	$—	$3,845

As of June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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

For the three and six months ended June 30, 2023, there were no redemptions of the warrants and the carrying amount of the liability fluctuated due to the fair value remeasurement.

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

Because the acquisitions related to Silicon Radar and GEO occurred relatively recently, and in light of the magnitude of the transactions, the significant information to be obtained and analyzed and the fact that Silicon Radar resides in foreign jurisdiction, the Company’s fair value estimates for the associated contingent considerations were valued based on a probability method as of June 30, 2023.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	June 30, 2023	December 31, 2022
	Input	Input
Liabilities:
Warrants
Expected volatility	45.90%	64.00%
GEO Contingent Consideration - First Tranche
Market yield rate	10.70%	N/A
Scenario probability	80%	N/A
GEO Contingent Consideration - Second Tranche
Market yield rate	10.70%	N/A
Scenario probability	80%	N/A
Silicon Radar Contingent Consideration - First Tranche
Market yield rate	7.69%	N/A
Scenario probability	50%	N/A
Silicon Radar Contingent Consideration - Second Tranche
Market yield rate	7.69%	N/A
Scenario probability	75%	N/A
City Semi Contingent Consideration - Second Tranche
Discount rate	12.70%	12.65%
Symeo Contingent Consideration - Second Tranche
Discount Rate	4.64%	4.73%
11.    Stockholders’ Equity
Wuxi Capital Raise
On November 29, 2022, the Company entered into and closed an agreement with multiple investors in China, including two of the top four Chinese automotive OEMs, that secured a strategic investment (“Wuxi Capital Raise”) through Wuxi indie Microelectronics Ltd. (“Wuxi”), indie’s majority controlled subsidiary. The Wuxi Capital Raise provided Wuxi additional funding of CNY300,000 (approximately $42,000) by issuing 371,160 shares from Wuxi, which represents 16% of Wuxi’s equity at the time of issuance. The funds raised are intended to promote Wuxi’s business development and strengthen its capabilities. Pursuant to the terms of the Agreement, these investors will subscribe into the 371,160 shares at CNY808.28 per share. As a result, indie’s ownership in Wuxi has reduced from 45% to 38%. As indie continues to control Wuxi’s Board of Directors and has the majority of the voting interests, Wuxi’s financial results will continue to be consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements. Among other provisions, this agreement includes certain liquidation preferences for the investors (“Deemed Liquidation Event” or “DLE”) as well as an ability to exchange their Wuxi shares for shares of indie’s Class A common stock in the event Wuxi does not successfully complete a local initial public offering (“IPO”) by December 31, 2027 (the “Conversion”). A Deemed Liquidation Event includes but not limited to (a) a change of control of the Company or its surviving entity in a single, or series of related transactions, or merger, division, reorganization, acquisition, or business integration between the Company and any third parties, excluding any corporate restricting as duly approved pursuant to the AOA; or (b) a sale, transfer or otherwise disposal of the all or substantially all assets of the Company, in a single, or series of related transactions. Upon a DLE prior to IPO, the distribution will be made in cash in order of the liquidation preferences pursuant to the investment agreement for an amount that is the higher of (i) an amount equal to 100% of the applicable original issue price with an annual simple premium of 8% (calculated from the Closing Date to the date of the Liquidation Event), or (ii) an amount equal to the total liquidation proceeds received by the Company or the shareholders (as the case may be) directly in a Liquidation Event, multiplied by the shareholder’s proportionate ownership percentage, plus all accrued or declared but unpaid dividends of such share.
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
Stock Repurchase Program
On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase common stock. This is inclusive of any concurrent repurchase of shares of common stock described in Note 7 — Debt, under the 2027 Notes, which allows for a portion of net proceeds to be used to repurchase up to $25,000 of common stock. There were no repurchases of common stock during the six months ended June 30, 2023. As of June 30, 2023, there is $42,596 available for future repurchase under the program.

12.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained an approximate 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC, was approximately 88% and 85% as of June 30, 2023 and December 31, 2022, respectively.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of June 30, 2023 and December 31, 2022, the Company had an aggregate of 18,994,332 and 21,381,476 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held 55% voting control and 38% ownership interest in Wuxi as of June 30, 2023 and December 31, 2022, respectively. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of June 30, 2023, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.

13.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the customer’s shipping location for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$12,175	$8,613	$24,605	$15,244
Greater China	20,042	11,142	39,284	20,259
Europe	8,696	3,601	12,494	7,654
Rest of North America	2,602	870	4,384	2,331
Rest of Asia Pacific	7,938	1,236	10,570	1,561
South America	655	293	1,223	705
Total revenue	$52,108	$25,755	$92,560	$47,754

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
The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Unbilled revenue	Prepaid expenses and other current assets	$9,008	$3,623
Contract liabilities	Accrued expenses and other current liabilities	$1,467	$1,739
During the three months ended June 30, 2023 and 2022, the Company recognized $405 and $619, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the six months ended June 30, 2023 and 2022, the Company recognized $1,242 and $965, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2023, the amount of performance obligations that have not been recognized as revenue was $21,630, of which approximately 85% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, some of our customers accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	14.5%	39.2%	14.8%	37.7%

The loss of these customers would have a material impact on the Company’s condensed consolidated financial results.
The largest customers represented 22% and 14% of accounts receivable as of June 30, 2023 and the one largest customer represented 38% of accounts receivable as of December 31, 2022. No other individual customer represented more than 10% of accounts receivable at either June 30, 2023 or December 31, 2022.
14.    Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$64	$13	$133	$13
Research and development	7,255	5,414	13,518	14,064
Selling, general, and administrative	5,064	3,340	10,128	7,105
Total	$12,383	$8,767	$23,779	$21,182

Stock compensation expense for the three months ended June 30, 2023 and 2022 included $2,111 and $1,674, respectively, that represents liability classified awards issuable upon distribution of the Company's annual incentive plans. Stock compensation expense for the six months ended June 30, 2023 and 2022 included $5,135 and $3,347, respectively, that represents liability classified awards issuable upon distribution of the Company's annual incentive plans.

2021 Omnibus Equity Incentive Plan

On June 21, 2022, the Company’s Board of Directors and shareholders approved an amendment to the 2021 Omnibus Equity Incentive Plan to increase the number of shares of Class A common stock reserved for issuance thereunder by 7,000,000 shares, to a total of 27,868,750 shares.

2023 Employment Inducement Incentive Plan

On March 22, 2023, the Company’s board of directors approved the indie Semiconductor, Inc. 2023 Employment Inducement Incentive Plan (the “2023 Inducement Plan”), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). The 2023 Inducement Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock- or performance-based awards. In accordance with Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to a newly hired employee who has not previously been a member of indie’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by indie as a material inducement to the employee’s entering into employment with the Company. A total of 2,000,000 shares of Class A common stock were reserved for issuance under the 2023 Inducement Plan. On June 21, 2023, the Company’s board of directors approved an additional 4,000,000 shares of Class A common stock to be reserved for issuance under the 2023 Inducement Plan, or a total of 6,000,000 shares. To the extent that an award lapses, expires, is cancelled, is terminated, unexercised or ceases to be exercisable for any reason, or the rights of its recipient terminate, any shares subject to such award shall again be available for the grant of a new award under the 2023 Inducement Plan.

15.    Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(13,563)	$(5,304)	$(95,529)	$8,402
Less: Net income (loss) attributable to noncontrolling interest	(436)	(1,070)	(9,656)	1,803
Net income (loss) attributable to common stockholders - basic	$(13,127)	$(4,234)	$(85,873)	$6,599

Net income (loss) attributable to common shares - dilutive	$(13,127)	$(4,234)	$(85,873)	$6,599

Denominator:
Weighted average shares outstanding - basic	141,973,731	116,983,265	136,760,936	114,102,308

Effect of potentially dilutive Phantom Units	—	—	—	1,064,688
Effect of potentially dilutive Class V common stock	—	—	—	28,925,854
Effect of potentially dilutive unvested Class B units	—	—	—	5,310,003
Effect of potentially dilutive unexercised options	—	—	—	1,337,802
Weighted average common shares outstanding—diluted	141,973,731	116,983,265	136,760,936	150,740,655

Net income (loss) per share attributable to common shares— basic	$(0.09)	$(0.04)	$(0.63)	$0.06
Net income (loss) per share attributable to common shares— diluted	$(0.09)	$(0.04)	$(0.63)	$0.04
The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, warrants for Class A units (public and private), unexercised options, earn-out shares, escrow shares and convertible debt have been excluded from the computation of diluted net income per share as the effect would be to reduce the net income per share. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net income per share attributable to shareholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested Class B units	546,570	—	546,570	—
Unvested Phantom units	635,007	1,060,119	635,007	—
Unvested Restricted stock units	12,532,935	5,070,412	12,532,935	—
Convertible Class V common shares	18,994,332	26,382,703	18,994,332	—
Public warrants for the purchase of Class A common shares	17,250,000	17,250,000	17,250,000	17,250,000
Private warrants for the purchase of Class A common shares	10,150,000	10,150,000	10,150,000	10,150,000
Unexercised options	269,668	368,875	269,668	368,875
Earn-out Shares	5,000,000	5,000,000	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000	1,725,000	1,725,000
Convertible debt into Class A common shares	18,497,110	—	18,497,110	—
	85,600,622	67,007,109	85,600,622	34,493,875
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

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. Through June 30, 2023, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, we have not recorded a liability under the TRAs.

The Company recorded a benefit (provision) for income taxes of $(342) and $869 for the three months ended June 30, 2023 and 2022, respectively. The Company recorded a benefit for income taxes of $3,364 and $1,528 for the six months ended June 30, 2023 and 2022, respectively. Income tax benefit (provision) for the three months ended June 30, 2023, and 2022, respectively, are primarily related to the Company’s foreign operations and state income taxes. Income tax benefits for the six months ended June 30, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations. Income tax benefits for the six months ended June 30, 2022 are primarily related to the Company’s foreign operations and state income taxes.

17.    Commitments and Contingencies
Litigation
The Company may be a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations or cash flows.
Royalty Agreement
The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended June 30, 2023 and 2022 was $953 and $262, respectively. Total royalty expense incurred in connection with these contracts during the six months ended June 30, 2023 and 2022 was $1,433 and $504, respectively. These expenses are included in cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $199 and $544 are included in accrued expenses in the Company’s condensed consolidated balance sheets as of June 30, 2023 and consolidated balance sheets as of December 31, 2022, respectively.
Tax Distributions
To the extent the Company has funds legally available, the board of directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the board of directors or paid by the Company during the six months ended June 30, 2023 and 2022.
18. Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Contingent considerations	$47,767	$2,500
Holdbacks for business combinations	4,003	—
Operating lease liabilities, current	2,790	1,955
Deferred revenue	1,467	1,739
Accrued interest	1,040	900
Accrued cash consideration for business combinations	1,021	—
Other (1)	4,981	6,065
Accrued expenses and other current liabilities	$63,069	$13,159
(1) Amount represents accruals for various operating expenses such as professional fees, accrued royalties, open purchase orders, and other estimates that are expected to be paid within the next 12 months.
19.    Subsequent Events

For its condensed consolidated financial statements as of June 30, 2023, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of June 30, 2023 through August 11, 2023, the date the condensed consolidated financial statements were issued.

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

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Hungary, Germany, Scotland, Morocco, Israel, and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the six months ended June 30, 2023 and 2022, approximately 63% and 57%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of June 30, 2023, we had raised gross proceeds of $70.3 million and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57 through this program.

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
OPERATING RESULTS

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$45,455	87%	$20,452	79%	$25,003	122%
Contract revenue	6,653	13%	5,303	21%	1,350	25%
Total revenue	$52,108	100%	$25,755	100%	$26,353	102%
Revenue for the three months ended June 30, 2023 was $52.1 million, compared to $25.8 million for the three months ended June 30, 2022, an increase of $26.4 million or 102%, which was primarily driven by a $25.0 million increase in product revenue as well as an increase in contract revenue. The increase in product revenue was due primarily to change in product mix as well as higher product volume (units sold) given the continued growth in demand from our customers globally as well as the recent acquisitions. Increases in average selling price (“ASP”) also contributed to the increase in product revenue year-over-year. The increase in contract revenue of $1.4 million or 25% was primarily due to commencement of a large multi-year non-recurring engineering project with a top customer during the year ended December 31, 2022.

Operating Expenses

	Three Months Ended June 30,
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$32,127	62%	$15,178	59%	$16,949	112%
Research and development	42,069	81%	28,467	111%	13,602	48%
Selling, general, and administrative	18,637	36%	12,085	47%	6,552	54%
Total operating expenses	$92,833	178%	$55,730	216%	$37,103	67%
Cost of goods sold for the three months ended June 30, 2023 was $32.1 million, compared to $15.2 million for the three months ended June 30, 2022. The increase of $16.9 million or 112% was primarily due to a $5.4 million increase due to change in product mix, a $5.3 million increase in product shipments in connection with the increase in products sold, as described above, a $2.3 million increase due to amortization for inventory step-up value in connection with the recent acquisitions, and a $1.4 million increase in product cost. Cost of goods sold for the three months ended June 30, 2023 also included $2.6 million in amortization related to acquired intangible assets as a result of the recent business combinations.
Research and development expense for the three months ended June 30, 2023 was $42.1 million, compared to $28.5 million for the three months ended June 30, 2022. The increase of $13.6 million or 48% was primarily due to a $5.2 million increase in personnel costs as we increased the number of employees working on product development, a $4.4 million increase in product development costs, and a $1.8 million increase in share-based compensation expense. Research and development for the three months ended June 30, 2023 also included $2.0 million in amortization related to acquired intangible assets as a result of the recent business combinations. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the three months ended June 30, 2023 was $18.6 million, compared to $12.1 million for the three months ended June 30, 2022. The increase of $6.6 million or 54% was primarily due to a $3.6 million increase in personnel costs due to increase in headcount, and a $1.7 million increase in share-based compensation expense. Selling, general and administrative expense for the three months ended June 30, 2023 also included $1.6 million in amortization related to acquired intangible assets as a result of the recent business combinations. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

Other income (expense), net

	Three Months Ended June 30,
	2023	2022
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$1,870	$175	$1,695	969%
Interest expense	(2,144)	(267)	(1,877)	703%
Gain from change in fair value of warrants	25,046	20,301	4,745	23%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	2,303	3,584	(1,281)	(36)%
Other income	429	9	420	4667%
Total other income, net	$27,504	$23,802	$3,702	16%
Interest income for the three months ended June 30, 2023 was $1.9 million, compared to $175 thousand for the three months ended June 30, 2022. Interest income increased in the current period primarily as a result of higher cash balances in the 2023 period resulting from proceeds received from the 2027 Notes and increases in interest rates associated with the money market funds and marketable securities.
Interest expense for the three months ended June 30, 2023 was $2.1 million, compared to $267 thousand for the three months ended June 30, 2022. Interest expense relates to the routine cash and non-cash interest expenses on outstanding debt obligations. The increase was primarily driven by the issuance of the 4.50% convertible notes with principal balance of $160.0 million issued in November 2022 (the “2027 Notes”).

For the three months ended June 30, 2023 and 2022, we recognized gains (losses) from change in fair value for warrants and contingent considerations. The gains (losses) recorded for the three months ended June 30, 2023 and 2022 represent the following:

i) Warrants: During the three months ended June 30, 2023, we recognized an unrealized gain from change in fair value of our warrants of $25.0 million, which reflected the decrease in fair value of our warrant liability. The decrease in fair value of our warrant liability of $25.0 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $9.40 per share on June 30, 2023 from $10.55 per share on March 31, 2023. In the same period in the prior year, the decrease in fair value was a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $5.70 per share on June 30, 2022 from $7.81 per share on March 31, 2022.
ii) Contingent considerations and acquisition-related holdbacks: During the three months ended June 30, 2023, we recognized a net unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $2.3 million which is primarily contributed by an unrealized gain of $1.8 million and $0.6 million for the contingent considerations and acquisition-related holdbacks related to the GEO and Symeo acquisitions, respectively, offset by a $0.1 million net unrealized loss for other contingent considerations and acquisition-related holdbacks. During the three months ended June 30, 2022, we recognized an net unrealized gain from change in fair value of our contingent considerations of $3.6 million. During the three months ended June 30, 2022, management determined that the product design specified in the contingent consideration arrangement would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero as of June 30, 2022, resulting in a gain of $3.9 million.

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
Income tax benefit and expense for the three months ended June 30, 2023 and 2022 is primarily related to our operations in Canada and Europe.
Refer to Note 16, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.

Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$79,108	85%	$38,538	81%	$40,570	105%
Contract revenue	13,452	15%	9,216	19%	4,236	46%
Total revenue	$92,560	100%	$47,754	100%	$44,806	94%
Revenue for the six months ended June 30, 2023 was $92.6 million, compared to $47.8 million for the six months ended June 30, 2022, an increase of $44.8 million or 94%, which was primarily driven by a $40.6 million increase in product revenue as well as an increase in contract revenue. The increase in product revenue was due primarily to higher product volume (units sold) given the continued growth in demand from our customers globally. Change in product mix and increases in ASP also contributed to the increase in product revenue year-over-year. The increase in contract revenue of $4.2 million or 46% was primarily due to commencement of a large multi-year non-recurring engineering project with a top customer in the current year.

Operating expenses

	Six Months Ended June 30,
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$56,183	61%	$29,370	62%	$26,813	91%
Research and development	78,632	85%	57,966	121%	20,666	36%
Selling, general, and administrative	35,451	38%	24,727	52%	10,724	43%
Total operating expenses	$170,266	184%	$112,063	235%	$58,203	52%
Cost of goods sold for the six months ended June 30, 2023 was $56.2 million, compared to $29.4 million for the six months ended June 30, 2022. The increase of $26.8 million or 91% was primarily due to a $9.3 million increase in product shipments in connection with the increase in products sold as described above, a $8.4 million increase due to change in product mix, a $2.7 million increase in product cost, and a $1.8 million increase due to amortization for inventory step-up value in connection with the recent acquisitions. Total cost of goods sold for the six months ended June 30, 2023 also included $2.8 million in amortization related to acquired intangible assets as a result of the recent business combinations.
Research and development (“R&D”) expense for the six months ended June 30, 2023 was $78.6 million, compared to $58.0 million for the six months ended June 30, 2022. This increase of $20.7 million or 36% was primarily due to a $10.1 million increase in product development costs, a $7.9 million increase in personnel costs as we increased the number of employees working on product development, a $2.6 million increase in amortization expense related to R&D project licenses and acquired intangible assets from business combinations, offset by a $0.5 million decrease in share-based compensation expense, We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the six months ended June 30, 2023 was $35.5 million, compared to $24.7 million for the six months ended June 30, 2022. The increase of $10.7 million or 43% was primarily due to a $4.6 million increase in personnel costs due to increase in headcounts, a $1.6 million increase in intangible asset amortization from business combinations, a $0.8 million increase in outside professional fees and a $3.0 million increase in share-based compensation expense. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

	Six Months Ended June 30,
	2023	2022
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$4,289	$208	$4,081	1962%
Interest expense	(4,292)	(325)	(3,967)	1221%
Gain (loss) from change in fair value of warrants	(22,286)	67,654	(89,940)	(133)%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	673	3,667	(2,994)	(82)%
Other income (expense)	429	(21)	450	(2143)%
Total other income (expense), net	$(21,187)	$71,183	$(92,370)	(130)%
Interest income for the six months ended June 30, 2023 was $4.3 million, increased by $4.1 million or 1962% from the six months ended June 30, 2022. Interest income increased in the current period primarily as a result of higher cash balances in the 2023 period resulting from proceeds received from the 2027 Notes and increases in interest rates associated with the money market funds and marketable securities.
Interest expense for the six months ended June 30, 2023 was $4.3 million, compared to $0.3 million for the six months ended June 30, 2022. Interest expense relates to the routine cash and non-cash interest expenses on outstanding debt obligations. The increase was primarily driven by the issuance of the 4.50% convertible notes with principal balance of $160.0 million issued in November 2022 (the “2027 Notes”).
For the six months ended June 30, 2023 and 2022, we recognized gains (losses) from change from change in fair value for warrants and contingent considerations. The gains (losses) recorded for the both the six months ended June 30, 2023 and 2022 represent the following:

i) Warrants: During the six months ended June 30, 2023, we recognized an unrealized loss from change in fair value of our warrants of $22.3 million, which reflected the increase in fair value of our warrant liability. The increase in fair value of our warrant liability of $22.3 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $9.40 per share on June 30, 2023 from $5.83 per share on December 31, 2022. In the same period in the prior year, the decrease in fair value was a result of the decrease in the closing price our Class A common stock listed on the Nasdaq to $5.70 per share on June 30, 2022 from $11.99 per share on December 31, 2021.

ii) Contingent considerations and acquisition-related holdbacks: During the six months ended June 30, 2023, we recognized an unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $0.7 million which is primarily contributed by an unrealized gain of $2.1 million for the contingent considerations and acquisition-related holdback related to GEO, offset by $1.1 million and $0.3 million for the contingent considerations related to the Symeo and Silicon Radar acquisitions, respectively, offset by a $0.1 million net unrealized gain for other contingent considerations and acquisition-related holdbacks. During the six months ended June 30, 2022, we recognized an unrealized net gain from change in fair value of our contingent considerations of $3.7 million. During the six months ended June 30, 2022, management determined that the product design specified in the contingent consideration arrangement would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero, resulting in a gain of $3.9 million.
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
Income tax benefits for the six months ended June 30, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations. Income tax benefits for the six months ended June 30, 2022 is primarily related to our operations in Canada and Europe.
Refer to Note 16, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date on which we are deemed to be a “large accelerated filer,” which would occur if the market value of our equity securities held by nonaffiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering, or December 31, 2024. As the market value of our common stock that is held by non-affiliates exceeded $700 million as of June 30, 2023 based on the Nasdaq Capital Market closing price of $9.40 per share of indie’s Class A common stock on such day, we will therefore no longer qualify for such status commencing December 31, 2023. As a large accelerated filer not entitled to emerging growth company status, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company, including the ability to take advantage of such extended transition period.

We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for public companies.
Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations. We believe that our existing cash and cash equivalents, funds anticipated to be generated from our operations, and available borrowing on our revolving credit facility will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, COVID-19 and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of August 11, 2023. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. As of June 30, 2023, our balance of cash and cash equivalents was $180.7 million.

On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time its equity capital needs. During the six months ended June 30, 2023, indie has raised gross proceeds of $53.1 million and issued 5,219,500 shares of Class A common stock at an averaged per-share sales price of $10.18 through this program. For the six months ended June 30, 2023, indie incurred total issuances costs of $0.8 million. As of June 30, 2023, we have raised gross proceeds of $70.3 million and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57 through this program and had approximately $79.7 million available for future issuances under the ATM Agreement.
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

The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change	Change
	2023	2022	$	%
Net cash used in operating activities	$(73,140)	$(36,882)	$(36,258)	98%
Net cash used in investing activities	(104,993)	(10,551)	(94,442)	895%
Net cash provided by financing activities	35,725	(7,847)	43,572	(555)%
Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the six months ended June 30, 2023, net cash used in operating activities was $73.1 million, which included net loss of $95.5 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $21.6 million of net losses resulting from a change in fair value for warrants and contingent considerations, $23.8 million in share-based compensation expense and $16.2 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $42.8 million of cash, primarily driven by an increase in inventory, accounts receivable, prepaid and other current assets, and a decrease in accrued expenses and other current liabilities,
Cash used in operating activities during the six months ended June 30, 2022 was $36.9 million, which included net income of $8.4 million and was adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash charges primarily consisted of $71.3 million of net gains resulting from a change in the fair value of warrants and contingent considerations. These non-cash decreases were partially offset by $21.2 million in share-based compensation expense and $10.4 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $7.4 million of cash, primarily driven by an increase in inventory, prepaid and other current assets, and accounts receivable, and a decrease in other long-term liabilities, partially offset by an increase in accounts payable and accrued liabilities.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $105.0 million and $10.6 million, respectively. During the period ended June 30, 2023, the decrease in cash was primarily due to the acquisitions of GEO and Silicon Radar for $98.4 million, net of cash acquired, as well as an increase in cash used of $6.6 million for the purchase of capital expenditures. During the period ended June 30, 2022, the decrease in cash was primarily due to the acquisition of Symeo for $8.7 million, net of cash acquired, as well as an increase in cash used of $1.8 million for the purchase of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 was $35.7 million, which was primarily attributed to $52.0 million of net proceeds from the issuance of common stocks through the ATM, partially offset by $12.2 million payments on short-term debt, and $4.1 million of payments on financed software.
Net cash used in financing activities for the six months ended June 30, 2022 of $7.8 million, which was primarily attributed to $5.0 million paid to OnSemi as part of the deferred payments in relation to the acquisition of ON Design Israel Ltd, $1.9 million of payments on financed software, and a $1.0 million payment of City Semi Deferred compensation.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of June 30, 2023:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$4,670	$—	$160,000	$—	$164,670
Operating leases	1,761	4,752	3,621	4,207	14,341
Interest on debt obligations	7,320	14,600	10,060	—	31,980
Total contractual obligations	$13,751	$19,352	$173,681	$4,207	$210,991
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

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued and adopted accounting pronouncements that apply to us in Note 1 — Nature of Business and Basis of Presentation to our condensed consolidated financial statements presented herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi and Israeli New Shekel. We have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. A cumulative foreign currency translation loss of $9.5 million and $12.0 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively. The aggregate foreign currency translation exchange rate income (loss) included in determining gain (loss) before income taxes was $3.9 million and $(7.9) million for the three months ended June 30, 2023 and 2022, respectively. The aggregate foreign currency translation exchange rate income (loss) included in determining gain (loss) before income taxes was $2.4 million and $(7.0) million for the six months ended June 30, 2023 and 2022, respectively. The year-over-year change was driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of June 30, 2023 as the U.S. dollar strengthened against foreign currencies.

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

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that totals approximately $180.7 million as of June 30, 2023.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2023.

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

Management has determined that these material weaknesses persisted as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15d, remained unchanged during the quarter ended June 30, 2023, with the exception of the ongoing remediation efforts related to the material weaknesses described above and the acquisitions of GEO on March 3, 2023 and Silicon Radar on February 21 2023. As a result of the acquisitions, we have implemented internal controls over financial reporting to include consolidation of GEO and Silicon Radar, as well as acquisition-related accounting and disclosures, which represent material changes in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2022.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates between April 1, 2023 and June 16, 2023 the Company issued an aggregate of 1,626,348 shares of its Class A common stock to three ADK Minority Holders in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the three ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 1,551,531 shares of Class V common stock held by the ADK Minority Holders were cancelled and 74,817 shares of ADK LLC units were exchanged to Class A common stock.
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
Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 22, 2023 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on June 23, 2023)

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

10.2+	indie Semiconductor, Inc. 2023 Inducement Incentive Plan
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 .INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 .LAB	Inline XBRLTaxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
* Schedules, exhibits and similar supporting attachments to this exhibit are omitted pursuant to Item 601(a)(5) of Regulation
S-K. We agree to furnish a supplemental copy of any omitted schedule or similar attachment to the SEC upon request.

+ Indicates a management or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INDIE SEMICONDUCTOR, INC.

August 11, 2023	By:	/s/ Thomas Schiller
		Name:	Thomas Schiller
		Title:	Chief Financial Officer and EVP of Strategy
(Principal Financial Officer)