Form 10-Q
period 2023-09-30
indie Semiconductor, Inc.
filed 2023-11-13
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of November 7, 2023 was 161,304,121 (excluding 1,725,000 Class A shares held in escrow and 79,926 Class A shares subject to restricted stock awards) and 18,994,328, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Comprehensive Loss	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest	5
	Condensed Consolidated Statements of Cash Flows	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

Part II. Other Information		48
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	48
Item 3.	Defaults upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
Signatures		50

1

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in such forward-looking statements as a result of various factors, including, among others, the following: macroeconomic conditions, including inflation, rising interest rates and volatility in the credit and financial markets; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company has made or may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; trade restrictions and trade tensions; and political or economic instability in the Company’s target markets; the impact of the ongoing conflict in Ukraine and the Middle East; and additional factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2023 (including those identified under “Risk Factors” therein), as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$160,648	$321,629
Restricted cash	—	250
Accounts receivable, net of allowance for doubtful accounts of $46 for both September 30, 2023 and December 31, 2022	43,476	26,441
Inventory, net	39,505	13,256
Prepaid expenses and other current assets	26,304	12,290
Total current assets	269,933	373,866
Property and equipment, net	25,913	15,829
Intangible assets, net	196,424	63,117
Goodwill	309,525	136,463
Operating lease right-of-use assets	14,135	12,055
Other assets and deposits	3,594	2,021
Total assets	$819,524	$603,351

Liabilities and stockholders' equity
Accounts payable	$19,617	$14,186
Accrued payroll liabilities	13,057	11,541
Accrued expenses and other current liabilities	104,857	13,159
Intangible asset contract liability	6,517	9,377
Current debt obligations	4,910	15,700
Total current liabilities	148,958	63,963
Long-term debt, net of current portion	156,472	155,699
Warrant liability	52,024	45,398
Intangible asset contract liability, net of current portion	—	4,177
Deferred tax liabilities, non-current	15,711	7,823
Operating lease liability, non-current	10,867	10,115
Other long-term liabilities	22,650	1,844
Total liabilities	406,682	289,019
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 and 250,000,000 shares authorized, 155,815,268 and 129,265,882 shares issued, 153,516,074 and 126,824,465 shares outstanding as of September 30, 2023 and December 31, 2022, respectively.	15	13
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 18,994,332 and 21,381,476 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	2	2
Additional paid-in capital	780,627	568,564
Accumulated deficit	(346,786)	(243,816)
Accumulated other comprehensive loss	(20,343)	(11,951)
indie's stockholders' equity	413,515	312,812
Noncontrolling interest	(673)	1,520
Total stockholders' equity	412,842	314,332
Total liabilities and stockholders' equity	$819,524	$603,351
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Product revenue	$53,363	$24,425	$132,471	$62,963
Contract revenue	7,113	5,591	20,565	14,807
Total revenue	60,476	30,016	153,036	77,770
Operating expenses:
Cost of goods sold	35,187	14,970	91,370	44,340
Research and development	41,594	30,229	120,226	88,195
Selling, general, and administrative	19,841	10,676	55,292	35,403
Total operating expenses	96,622	55,875	266,888	167,938
Loss from operations	(36,146)	(25,859)	(113,852)	(90,168)
Other income (expense), net:
Interest income	1,858	612	6,147	820
Interest expense	(2,242)	(166)	(6,534)	(491)
Gain (loss) from change in fair value of warrants	15,660	(19,059)	(6,626)	48,595
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	3,535	(121)	4,208	3,546
Other income (expense)	(692)	24	(263)	3
Total other income (expense), net	18,119	(18,710)	(3,068)	52,473
Net loss before income taxes	(18,027)	(44,569)	(116,920)	(37,695)
Income tax benefit (expense)	(650)	(863)	2,714	665
Net loss	(18,677)	(45,432)	(114,206)	(37,030)
Less: Net loss attributable to noncontrolling interest	(1,580)	(7,825)	(11,236)	(6,022)
Net loss attributable to indie Semiconductor, Inc.	$(17,097)	$(37,607)	$(102,970)	$(31,008)

Net loss attributable to common shares — basic	$(17,097)	$(37,607)	$(102,970)	$(31,008)
Net loss attributable to common shares — diluted	$(17,097)	$(37,607)	$(102,970)	$(31,008)

Net loss per share attributable to common shares — basic	$(0.12)	$(0.31)	$(0.73)	$(0.27)
Net loss per share attributable to common shares — diluted	$(0.12)	$(0.31)	$(0.73)	$(0.27)

Weighted average common shares outstanding — basic	146,962,717	120,507,152	140,198,899	116,272,459
Weighted average common shares outstanding — diluted	146,962,717	120,507,152	140,198,899	116,272,459

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(18,677)	$(45,432)	$(114,206)	$(37,030)
Other comprehensive loss:
Foreign currency translation adjustments	(10,830)	(9,809)	(8,392)	(16,818)
Comprehensive loss	(29,507)	(55,241)	(122,598)	(53,848)

Less: Comprehensive loss attributable to noncontrolling interest	(1,449)	(7,727)	(10,576)	(5,784)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(28,058)	$(47,514)	$(112,022)	$(48,064)
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
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

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
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

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

Foreign currency translation adjustment	—	—	—	—	—	—		(1,500)	(1,500)	(705)	(2,205)

Balance as of March 31, 2023	140,550,368	$14	19,829,945	$2	$692,090	$(316,562)	—	$(13,451)	$362,093	$(3,956)	$358,137

Vesting of equity awards	87,542	—	—	—	—	—		—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	1,773,903	—	—	—	6,187	—		—	6,187	582	6,769
Issuance in connection with achievement of certain contingent consideration	73,311	—	—	—	608	—		—	608	—	608
Issuance per Exchange of Class V to Class A	835,613	—	(835,613)	—	(1,500)	—		—	(1,500)	1,500	—
Issuance per Exchange of ADK LLC units to Class A	13,032	—	—	—	—	—		—	—	—	—
Share-based compensation	—	—	—	—	10,272	—		—	10,272	—	10,272
Issuance in connection with At-The-Market equity offering	1,903,302	—	—	—	17,804	—		—	17,804	—	17,804
Net loss	—	—	—	—	—	(13,127)		—	(13,127)	(436)	(13,563)
Foreign currency translation adjustment	—	—	—	—	—	—		3,938	3,938	1,234	5,172

Balance as of June 30, 2023	145,237,071	$14	18,994,332	$2	$725,461	$(329,689)		$(9,513)	$386,275	$(1,076)	$385,199

Vesting of equity awards	489,118	—	—	—	—	—		—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	807,415	—	—	—	(383)	—		—	(383)	383	—
Issuance per Exchange of ADK LLC units to Class A	77,318	—	—	—	(6)	—		—	(6)	6	—
Share-based compensation	—	—	—	—	11,577	—		—	11,577	—	11,577
Shares issued due to release of the adjustment holdback per acquisition of GEO Semiconductor Inc.	291,366	—	—	—	2,522	—		—	2,522	129	2,651
Shares issued due to acquisition of Exalos	6,613,786	1	—	—	41,456	—		—	41,457	1,334	42,791
Net loss	—	—	—	—	—	(17,097)		—	(17,097)	(1,580)	(18,677)

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

Foreign currency translation adjustment	—	—	—	—	—	—	(10,830)	(10,830)	131	(10,699)

Balance as of September 30, 2023	153,516,074	$15	18,994,332	$2	$780,627	$(346,786)	$(20,343)	$413,515	$(673)	$412,842

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(114,206)	$(37,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,475	11,170
Amortization of inventory step-up	5,315	—
Inventory impairment charges	478	1,192
Share-based compensation	36,571	30,845
Amortization of discount and cost of issuance of debt	747	226
Bad debts	—	24
(Gain) loss from change in fair value of warrants	6,626	(48,595)
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	(4,208)	(3,546)
(Gain) loss from change in fair value of currency forward contract	298	(211)
Deferred City Semi compensation	—	203
Deferred tax liabilities	(8,731)	1,532
Amortization of right-of-use assets	1,917	1,463
Changes in operating assets and liabilities:
Accounts receivable	(13,048)	(8,854)
Inventory	(12,489)	(2,406)
Accounts payable	(654)	2,945
Accrued expenses and other current liabilities	(1,284)	1,587
Accrued payroll liabilities	110	(843)
Deferred revenue	(1,070)	93
Prepaid and other current assets	(13,896)	(6,129)
Operating lease liabilities	(1,670)	(1,159)
Other long-term liabilities	4,742	(1,322)
Net cash used in operating activities	(87,977)	(58,815)
Cash flows from investing activities:
Purchases of property and equipment	(8,580)	(4,508)
Business combinations, net of cash acquired	(94,989)	(8,705)
Net cash used in investing activities	(103,569)	(13,213)
Cash flows from financing activities:
Proceeds from issuance of common stock/At-the-market offering	51,998	12,273
Offering costs for the issuance of common stock/At-the-market offering	—	(273)
Proceeds from issuance of short-term debt obligations	1,717	1,059
Payments on debt obligations	(12,514)	(1,404)
Payments on financed software	(7,037)	(3,224)
Deferred payments on business combination	—	(5,000)
Payments of City Semi deferred compensation	—	(1,000)
Proceeds from exercise of stock options	31	100
Net cash provided by financing activities	34,195	2,531
Effect of exchange rate changes on cash and cash equivalents	(3,880)	804

Net decrease in cash and cash equivalents	(161,231)	(68,693)
Cash, cash equivalents and restricted cash at beginning of period	321,879	219,464
Cash, cash equivalents and restricted cash at end of period	$160,648	$150,771

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,807	$218

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$243	$275
Fair value of common stock issued for business combination	$128,182	$—
Fair value of common stock issuable for business combination	$23,479	$—
Contingent consideration for business combination	$86,297	$8,204
Accrual for purchase consideration for business combination	$4,264	$9,674
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
(Unaudited)
1.    Nature of the Business and Basis of Presentation

indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) and its subsidiaries are collectively referred to herein as the “Company.” The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt der Oder, Munich and Nuremberg, Germany; Cambridge, England; Edinburgh, Scotland; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexibility that it provides to the capital markets and to best time its equity capital needs. As of September 30, 2023, indie has raised gross proceeds of $70,339 and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57 through this program and had approximately $79,661 available for future issuances under the ATM Agreement.

Recent Acquisitions
On February 9, 2023, indie entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, merged with and into GEO Semiconductor Inc., a Delaware corporation (“GEO”), with GEO surviving as a wholly-owned subsidiary of indie. The aggregate consideration for this transaction consisted of (i) $93,448 in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock, with a fair value of $75,556; (iii) 1,907,180 shares of indie Class A common stock, with a fair value of $20,979 payable in the next 24 months for the purpose of adjustment and indemnity holdbacks; and (iv) an earn-out with fair value of $63,093 at closing payable in cash or in indie Class A common stock, subject to achieving certain GEO-related revenue targets through September 30, 2024. The purchase price is subject to working capital and other adjustments as provided in the merger agreement. The transaction was completed on March 3, 2023.
On February 21, 2023, Symeo GmbH (“Symeo”), a wholly-owned subsidiary of the Company, completed its acquisition of all of the outstanding capital stock of Silicon Radar GmbH (“Silicon Radar”). The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, the Company and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9,245 in cash (including debt payable at closing and net of cash acquired), (ii) the issuance by indie of 982,445 shares of Class A common stock at closing, with a fair value of $9,834; and (iii) a contingent consideration with fair value of $9,979 at closing, payable in cash or in Class A common stock, subject to Silicon Radar’s achievement of certain revenue-based milestones through February 21, 2025. The purchase price is subject to working capital and other adjustments as provided in the merger agreement.
On September 18, 2023, Ay Dee Kay Ltd., a wholly-owned Subsidiary of the Company, completed its acquisition of Exalos AG, a Swiss corporation (“Exalos”), pursuant to that Share Sale and Purchase Agreement by and among indie, Ay Dee Kay Ltd., and all of the stockholders of Exalos, whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of Exalos. The closing consideration consisted of (i) the issuance by indie of 6,613,786 shares of Class A common stock at closing, with a fair value of $42,791; (ii) a contingent consideration with fair value of $13,225 at closing, payable in cash or shares, subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2,500 subject to final release 12 months from the acquisition date and payable in shares of Class A common stock. The purchase price is subject to working capital and other adjustments as provided in the Share Sale and Purchase Agreement.
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

Risks and Uncertainties

The recent conflict in the Middle East and the implications of these events has created global political and economic uncertainty. The Company is closely monitoring developments, including potential impact to the Company’s business, customers, suppliers, its employees and operations in Israel, the Middle East and elsewhere. At this time, the impact to indie is subject to change given the volatile nature of the situation.

Refer to Part I, Item 1A of our 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the heading “Risk Factors” for more information on our risks and uncertainties.

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which 89% was owned by indie as of September 30, 2023. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH and Symeo GmbH, both of which are private limited liability companies incorporated under the laws of Germany, Exalos AG, a company limited by shares organized under the laws of Switzerland, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc., a company incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, indie Semiconductor Korea Branch, a limited liability company under the laws of Korea, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with 55% voting controlled and 38% owned by the Company as of September 30, 2023 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. indie is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. The market value of the Company’s common stock held by non-affiliates exceeded $700 million as of June 30, 2023, and therefore, the Company will no longer qualify for emerging growth company status commencing December 31, 2023. As a result, the Company will be subject to certain disclosure requirements that have not been applicable to the Company as an emerging growth company, including the ability to take advantage of such extended transition period.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change to the Company’s significant accounting policies during the nine months ended September 30, 2023.

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

2.    Business Combinations

The Company acquired Silicon Radar in February 2023, GEO in March 2023 and Exalos in September 2023. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for Silicon Radar, GEO and Exalos as of September 30, 2023:

	Exalos	Silicon Radar	GEO
Purchase price - cash consideration paid	$—	$8,653	$91,076
Purchase price - cash consideration accrued	—	800	3,464
Less: cash acquired	(3,439)	(208)	(1,092)
Net cash consideration	$(3,439)	$9,245	$93,448

Purchase price - equity consideration issued (common stock)	$42,791	$9,834	$75,556
Purchase price - equity consideration issuable (common stock)	2,500	—	20,979
Total equity consideration	$45,291	$9,834	$96,535

Contingent consideration	$13,225	$9,979	$63,093
Net consideration	$55,077	$29,058	$253,076

Estimated fair value of net assets and liabilities assumed:
Current assets other than cash	$4,408	$3,146	$19,560
Property and equipment	1,001	2,351	178
Developed technology	7,968	4,795	61,522
In-process research & development	7,968	4,795	14,943
Customer relationships	5,312	3,425	31,847
Backlog	664	411	3,010
Trade name	3,984	2,055	3,990
Operating lease right-of-use assets step-up	664	—	—
Other non-current assets	—	17	10
Current liabilities	(3,541)	(1,585)	(6,084)
Deferred revenue	—	(512)	—
Deferred tax liabilities, non-current	(5,330)	(2,689)	(3,672)
Other non-current liabilities	—	(682)	(711)
Total fair value of net assets acquired	$23,098	$15,527	$124,593

Goodwill	$31,979	$13,531	$128,483

Changes in the estimated fair values of the net assets recorded for the business combination of Silicon Radar, GEO and Exalos upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined.

For the Silicon Radar, GEO and Exalos acquisitions, trade receivables and payables, as well as other current and non-current assets and liabilities and deferred revenue, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates.

Because the acquisitions related to Silicon Radar, GEO and Exalos occurred relatively recently, and in light of the magnitude of the transactions, the significant information to be obtained and analyzed and the fact that both Exalos and Silicon Radar reside in foreign jurisdictions, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of November 9, 2023, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, inventory, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill and deferred tax.
Acquisition of Silicon Radar GmbH
On February 21, 2023, Symeo, a wholly-owned subsidiary of the Company, completed its acquisition of all of the outstanding capital stock of Silicon Radar. The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, the Company and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9,245 in cash (including accrued cash consideration at closing and net of cash acquired), (ii) approximately 982,445 shares of Class A common stock of the Company, with a fair value of $9,834, and (iii) a contingent consideration payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based milestones through February 21, 2025. The fair value of this contingent consideration was $9,979 on February 21, 2023. The purchase price is subject to working capital and other adjustments as provided in the merger agreement.
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
indie incurred various acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total costs incurred are $717 during the nine months ended September 30, 2023. Total costs incurred during the three months ended September 30, 2023 were immaterial.
The Company maintains an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extends for 12 months from the closing date and will be settled by cash.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $9,979 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches, both subject to Silicon Radar achieving certain revenue targets. Both tranches are payable, up to a maximum of $9,000, upon the achievement of revenue threshold of $5,000 for the twelve-month period ending on February 21, 2024 and the achievement of revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025, respectively. Both tranches are payable in cash or common stock, at indie’s election. Should indie elect to pay in common stock, the number of shares issuable through a payment in common stock equals to earnout divided by a volume-weighted-average-price (“VWAP”) for 20 days ending prior to the due date for payment. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The first tranche of this earn-out liability is reflected in Accrued expense and other current liabilities and the second tranche is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2023.
Pro forma financial information for Silicon Radar is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.

Acquisition of GEO Semiconductor Inc.
On February 9, 2023, indie entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation, with GEO surviving as a wholly-owned subsidiary of indie. The aggregate consideration for this transaction consisted of (i) $93,448 in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock at closing, with a fair value of $75,556; (iii) 1,907,180 shares of Class A common stock at closing, with a fair value of $20,979 payable in the next 24 months for the purpose of adjustment and indemnity holdbacks; and (iv) contingent consideration with fair value of $63,093 at closing payable in cash or in Class A common stock, subject to achieving certain GEO-related revenue targets through September 30, 2024. The purchase price is subject to working capital and other adjustments as provided in the merger agreement. The transaction was completed on March 3, 2023.
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
indie incurred various acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total costs incurred are $2,467 during the nine months ended September 30, 2023. Total costs incurred during the three months ended September 30, 2023 were immaterial.
The Company maintains an indemnity and adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 24 months from the anniversary of the closing date. The indemnity holdback will be settled by transferring up to 1,566,472 shares of the Company’s Class A common stock. The fair value of the indemnity holdback was $17,231 as of the acquisition date. The adjustment holdback represents up to 340,708 shares of the Company’s stock and its period extends for 60 days from the closing date. The fair value of the adjustment holdback was $3,748 as of the acquisition date. The fair value of any outstanding liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. On July 7, 2023, the adjustment holdback was settled and 291,366 shares of Class A common stock were issued with a final fair value of $2,651. Accordingly, the fair value of the adjustment holdback was reduced to zero during the three months ended September 30, 2023 and a gain of $1,096 was recorded in Other income (expense), net for both the three and nine months ended September 30, 2023 in the condensed consolidated statement of operations. The indemnity holdback is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2023.
Total purchase consideration transferred at closing included contingent consideration that had a fair value of $63,093 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches, both subject to GEO achieving certain GEO-related revenue targets. The first tranche is payable, up to a maximum of $55,000, upon the achievement of revenue threshold of $50,000 for the twelve-month period ending on March 31, 2024. The second tranche payable, up to a maximum of $35,000, upon the achievement of revenue threshold of $30,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. The number of shares issuable through a payment in common stock equals to earnout value divided by a 20 days VWAP ending on each earnout period and is collared between $8.50 and $11.50 per share (“Earnout Parent Trading Price”). Should the Company elect to pay the earn-out consideration in cash, the amount will be determined by multiplying the number of shares payable by the Earnout Parent Trading Price. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The first tranche of this earn-out liability is reflected in Accrued expense and other current liabilities and the second tranche is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2023.
The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and GEO as if the closing of the acquisition had occurred on January 1, 2023:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Combined revenue	$60,476	$156,706
Combined net loss before income taxes	$(18,027)	$(126,600)

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
Acquisition of Exalos AG
On September 18, 2023, Ay Dee Kay Ltd. completed its acquisition of Exalos AG, a Swiss corporation (“Exalos”), pursuant to that Share Sale and Purchase Agreement by and among Ay Dee Kay Ltd., the Company and all of the stockholders of Exalos, whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of Exalos. The closing consideration consisted of (i) approximately 6,613,786 shares of Class A common stock of the Company, with a fair value of $42,791, and (ii) a contingent consideration with fair value of $13,225 at closing, payable in cash, subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2,500 subject to final release 12 months from the acquisition date payable in shares of Class A common stock. The purchase price is subject to working capital and other adjustments as provided in the Share Sale and Purchase Agreement.
The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired as this acquisition immediately expands the Company’s ADAS and User Experience product and technology offering to its global tier one and automotive OEM customer base. Specifically, indie can now leverage Exalos’ technology portfolio to extend its FMCW LiDAR portfolio. The goodwill is not expected to be deductible for tax purposes.
The Company incurred various acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total costs incurred are $542 during the three and nine months ended September 30, 2023.
The Company maintains an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extends for 12 months from the closing date and will be paid in shares of Class A common stock.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $13,225 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches, both subject to Exalos achieving certain revenue targets. Both tranches are payable in cash or Class A common stock, at indie’s election, up to a maximum of $20,000, upon the achievement of revenue threshold of $19,000 for the twelve-month period ending on September 30, 2024 and the achievement of revenue threshold of $21,000 for the twelve-month period ending on September 30, 2025, respectively. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The first tranche of this earn-out liability is reflected in Accrued expense and other current liabilities and the second tranche is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2023.
Pro forma financial information for Exalos is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.
3.    Inventory, Net

Inventory, net consists of the following:

	September 30, 2023	December 31, 2022
Raw materials	$10,590	$5,718
Work-in-process	12,802	6,846
Finished goods	18,438	2,484
Inventory, gross	41,830	15,048
Less: Inventory reserves	2,325	1,792
Inventory, net	$39,505	$13,256
During the three months ended September 30, 2023 and 2022, the Company recognized write-downs in the value of inventory of $80 and $485, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized write-downs in the value of inventory of $478 and $1,192, respectively.
4.    Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	September 30, 2023	December 31, 2022
Production tooling	4	$15,177	$10,851
Lab equipment	4	10,607	6,382
Office equipment	3 - 7	6,120	4,736
Leasehold improvements	*	1,824	1,216
Construction in progress		5,120	1,763
Property and equipment, gross		38,848	24,948
Less: Accumulated depreciation		12,935	9,119
Property and equipment, net		$25,913	$15,829
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $1,271 and $753 for the three months ended September 30, 2023 and 2022, respectively. The Company recognized depreciation expense of $3,774 and $2,311 for the nine months ended September 30, 2023 and 2022, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

5.    Intangible Assets, Net

Intangible assets, net consist of the following:

	September 30, 2023				December 31, 2022
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.5	$98,549	$(15,657)	$82,892	4.0	$22,734	$(4,993)	$17,741
Software licenses	1.2	23,542	(16,787)	6,755	1.5	23,305	(11,514)	11,791
Customer relationships	8.9	58,153	(5,164)	52,989	8.2	17,569	(1,895)	15,674
Intellectual property licenses	0.3	1,849	(1,736)	113	1.0	1,777	(1,716)	61
Trade names	5.6	19,565	(2,927)	16,638	5.5	9,536	(1,466)	8,070
Backlog	0.8	4,451	(2,171)	2,280	1.0	366	(175)	191
Effect of exchange rate on gross carrying amount		(4,383)		(4,383)		(3,614)	—	(3,614)
Intangible assets with finite lives		201,726	(44,442)	157,284		71,673	(21,759)	49,914

IPR&D		40,336	—	40,336		14,160	—	14,160
Effect of exchange rate on gross carrying amount		(1,196)	—	(1,196)		(957)	—	(957)
Total intangible assets with indefinite lives		39,140	—	39,140		13,203	—	13,203

Total intangible assets		$240,866	$(44,442)	$196,424		$84,876	$(21,759)	$63,117

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

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. Amortization of intangible assets for the three months ended September 30, 2023 and 2022 was $9,044 and $51, respectively. Amortization of intangible assets for the nine months ended September 30, 2023 and 2022 was $22,701 and $8,859, respectively. Amortization of intangible assets is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of September 30, 2023, amortization expense for each of the next five fiscal years is expected to be as follows:

2023 (remaining 3 months)	$10,007
2024	32,266
2025	26,680
2026	25,714
2027	23,201
Thereafter	39,416
$157,284

6.    Goodwill
The following table sets forth the carrying amount and activity of goodwill as of September 30, 2023:

Amount
Balance as of December 31, 2022	$136,463
Acquisitions (Note 2)	173,768
Measurement period adjustment for current year acquisitions	225
Effect of exchange rate on goodwill	(931)
Balance as of September 30, 2023	$309,525
The change in goodwill is primarily driven by $173,993 increase during the nine months ended September 30, 2023 due to acquisition of Silicon Radar, GEO and Exalos that were completed during the period, as well as a $931 decrease in value due to effect of exchange rate on goodwill. See Note 2 — Business Combinations for a detailed discussion of goodwill acquired.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the nine months ended September 30, 2023.
7.    Debt
The following table sets forth the components of debt as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$160,000	$(4,538)	$155,462	$160,000	$(5,258)	$154,742
Promissory note, due 2023	—	—	—	10,000	(26)	9,974
CIBC loan, due 2026	4,217	(14)	4,203	5,247	(14)	5,233
Short term loans, due 2023	—	—	—	1,450	—	1,450
Revolving line of credit	1,717	—	1,717	—	—	—
Total debt	$165,934	$(4,552)	$161,382	$176,697	$(5,298)	$171,399
The outstanding debt as of September 30, 2023 and December 31, 2022 is classified in the condensed consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022
Current liabilities - Current debt obligations	$4,910	$15,700
Noncurrent liabilities - Long-term debt, net of current maturities	156,472	155,699
Total debt	$161,382	$171,399
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

The 2027 Notes will be convertible into cash, shares of the Company’s Class A common stock, or a combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 115.5869 shares of common stock per $1,000 principal amount of the 2027 Notes, which is equivalent to an initial conversion price of approximately $8.65 per share of common stock. The initial conversion price of the Notes represents a premium of approximately 30% over the $6.655 per share last reported sale price of the common stock on The Nasdaq Capital Market on November 16, 2022. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid interest, except under the limited circumstances described in the Indenture. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in Section 1.01 of the Indenture) prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock (not to exceed 150.2629 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment in the same manner as the conversion rate) for Notes that are converted in connection with such Make-Whole Fundamental Change or for notes called (or deemed called) for redemption that are converted in connection with such notice of redemption.
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

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of September 30, 2023 and December 31, 2022, the total carrying value of the 2027 Notes, net of unamortized discount, was $155,462 and $154,742, respectively. As of September 30, 2023, the total fair value of the 2027 Notes was $164,352 or 102.72% of the aggregate principal amount of the 2027 Notes. As of December 31, 2022, the total fair value of the 2027 Notes was $157,440 or 98.40% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $246 and $721 for the three and nine months ended September 30, 2023, and is also included in Interest Expense in the Company’s condensed consolidated statements of operations.

During the year ended December 31, 2022, in connection with the offering of the Convertible Senior Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of common stock, at an average cost of $6.65 per share, for approximately $7,404.
TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of September 30, 2023 and December 31, 2022 the outstanding principal balance and credit limit of the loan was $4,217 and $5,247, (or CAD5,726 and CAD7,119), respectively.

TeraXion also has an authorized credit facility up to CAD5,000 and CAD7,000 at September 30, 2023 and December 31, 2022, respectively, from CIBC, bearing interest at prime rate plus 0.25%. This line of credit had an outstanding balance of CAD2,332 (or $1,717) as of September 30, 2023. This line of credit was unused as of December 31, 2022.
Short Term Loans
Wuxi
On January 19, 2022, Wuxi entered into a short-term loan agreement with CITIC Group Corporation Ltd. (“CITIC”) with aggregate principal balance of CNY2,000, or approximately $315, and bearing interest of 3.90% per annum. On June 21, 2022, Wuxi increased its short-term loan principal with CITIC by CNY3,000, or approximately $448, and bearing interest of 3.70% per annum. The principal balance is denominated in Chinese Yuan and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. As of December 31, 2022, the total outstanding short-term loan with CITIC Group Corporation Ltd. was CNY5,000, or approximately $725.

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

The table below sets forth the components of interest expense for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$1,840	$—	$5,460	$—
Amortization of discount and issuance cost	246	—	720	—
Total interest expense related to the 2027 Notes	2,086	—	6,180	—

Interest expense on other debt obligations:
Contractual interest	156	91	329	265
Amortization of discount and issuance cost	—	75	25	226
Total interest expense related to other debt obligations	156	166	354	491

Total interest expense	$2,242	$166	$6,534	$491
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

As of September 30, 2023 and December 31, 2022, there have been no exercises of the warrants and the fair value was $52,024 and $45,398, respectively.

In November 2023, the Company issued Class A common stock in exchange for the Public Warrants and the Private Warrants. See Note 19 - Subsequent Events for information regarding this warrant exchange.

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
Contingent Considerations

On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at a fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. In April 2023, the Company settled $500 of the $1,500 second tranche through the issuance of 73,311 shares of Class A common stock with a fair value of $608 at the time of issuance. The fair value of the remaining $1,000 second tranche contingent consideration liabilities was $920 as of September 30, 2023.

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

On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $4,390 and $3,446, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 by March 31, 2023. The second tranche is payable upon Symeo’s achievement of a revenue threshold of $6,000 by March 31, 2024. The fair value of the first and second tranche contingent consideration liabilities as of September 30, 2023 was $2,288 and $7, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations. On October 26, 2023, the Company issued 363,194 of Class A common stock, with a fair value of $1,900 at the time of issuance to Analog Devices, Inc., as final settlement for the achievement of the first tranche of the contingent considerations.

On February 21, 2023, in connection with the acquisition of Silicon Radar, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $4,174 and $5,805, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 for the twelve-month period ending on February 21, 2024. The second tranche is payable upon Silicon Radar’s achievement of a revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025. Both tranches are payable in cash or in common stock at indie’s discretion. Should indie elect to pay in common stock, the number of shares issuable through a payment in common stock equals to earnout divided by a VWAP for 20 days ending prior to the due date for payment. The fair value of the first and second tranche contingent consideration liabilities as of September 30, 2023 was $4,360 and $6,033, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $39,239 and $23,854, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $50,000 for the twelve-month period ending on March 31, 2024. The second tranche is payable upon GEO’s achievement of a revenue threshold of $30,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. Number of shares issuable through a payment in common stock equals to earnout value divided by a 20 days VWAP ending on each earnout period and is collared between $8.50 and $11.50 per share (“Earnout Parent Trading Price”). Payment in cash will be determined by the number of shares payable multiplied by the Earnout Parent Trading Price. The fair value of the first and second tranche contingent consideration liabilities as of September 30, 2023 was $41,368 and $25,135, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On September 18, 2023, in connection with the acquisition of Exalos, the Company recorded contingent considerations as a current and a long-term liability at a fair value of $9,341 and $3,884, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $19,000 for the twelve-month period ending on September 30, 2024. The second tranche is payable upon Exalos’ achievement of a revenue threshold of $21,000 for the twelve-month period ending on September 30, 2025. Both tranches are payable in cash or in shares at indie’s discretion. The fair value of the first and second tranche contingent consideration liabilities as of September 30, 2023 was $9,341 and $3,873, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.
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

As of September 30, 2023, the Company held currency forward contracts with an aggregated notional amount of $17,584 to sell United States dollars and to buy various foreign currencies such as Canadian dollars and Euro, among others at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the condensed consolidated statement of operations.

The following table presents the Company’s fair value hierarchy for financial liabilities:

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$—	$21,319	$21,319
Public Warrants	$30,705	$—	$—	$30,705
Exalos Contingent Consideration - First Tranche	$—	$—	$9,341	$9,341
Exalos Contingent Consideration - Second Tranche	$—	$—	$3,873	$3,873
GEO Contingent Consideration - First Tranche	$—	$—	$41,368	$41,368
GEO Contingent Consideration - Second Tranche	$—	$—	$25,135	$25,135
GEO Indemnity Holdback	$9,869	$—	$—	$9,869
Silicon Radar Contingent Consideration - First Tranche	$—	$—	$4,360	$4,360
Silicon Radar Contingent Consideration - Second Tranche	$—	$—	$6,033	$6,033
City Semi Contingent Consideration - Second Tranche	$—	$—	$920	$920
Symeo Contingent Consideration - First Tranche	$2,288	$—	$—	$2,288
Symeo Contingent Consideration - Second Tranche	$—	$—	$7	$7
Currency Forward Contracts	$—	$16,943	$—	$16,943

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$—	$17,970	$17,970
Public Warrants	$27,428	$—	$—	$27,428
City Semi Contingent Consideration - Second Tranche	$—	$—	$1,383	$1,383
Symeo Contingent Consideration - First Tranche	$—	$—	$2,000	$2,000
Symeo Contingent Consideration - Second Tranche	$—	$—	$4	$4
Symeo Promissory Note	$—	$—	$9,674	$9,674
Currency forward contract	$—	$3,845	$—	$3,845

As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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

For the three and nine months ended September 30, 2023, there were no redemptions of the warrants and the carrying amount of the liability fluctuated due to the fair value remeasurement.

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

Because the acquisitions related to Silicon Radar, GEO and Exalos occurred relatively recently, and in light of the magnitude of the transactions, the significant information to be obtained and analyzed and the fact that Silicon Radar resides in foreign jurisdiction, the Company’s fair value estimates for the associated contingent considerations were valued based on a probability method as of September 30, 2023.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	September 30, 2023	December 31, 2022
	Input	Input
Liabilities:
Warrants
Expected volatility	74.40%	64.00%
Exalos Contingent Consideration - First Tranche
Market yield rate	8.37%	N/A
Scenario probability	75.00%	N/A
Exalos Contingent Consideration - Second Tranche
Market yield rate	8.37%	N/A
Scenario probability	70.00%	N/A
GEO Contingent Consideration - First Tranche
Market yield rate	9.25%	N/A
Scenario probability	80.00%	N/A
GEO Contingent Consideration - Second Tranche
Market yield rate	9.25%	N/A
Scenario probability	80.00%	N/A
Silicon Radar Contingent Consideration - First Tranche
Market yield rate	8.37%	N/A
Scenario probability	50.00%	N/A
Silicon Radar Contingent Consideration - Second Tranche
Market yield rate	8.37%	N/A
Scenario probability	75.00%	N/A
City Semi Contingent Consideration - Second Tranche
Discount rate	12.70%	12.65%
Symeo Contingent Consideration - Second Tranche
Discount Rate	4.64%	4.73%
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
Stock Repurchase Program
On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase common stock. This is inclusive of any concurrent repurchase of shares of common stock described in Note 7 — Debt, under the 2027 Notes, which allows for a portion of net proceeds to be used to repurchase up to $25,000 of common stock. There were no repurchases of common stock during the nine months ended September 30, 2023. As of September 30, 2023, there is $42,596 available for future repurchase under the program.

12.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained an approximate 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC, was approximately 89% and 85% as of September 30, 2023 and December 31, 2022, respectively.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of September 30, 2023 and December 31, 2022, the Company had an aggregate of 18,994,332 and 21,381,476 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held 55% voting control and 38% ownership interest in Wuxi as of September 30, 2023 and December 31, 2022, respectively. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of September 30, 2023, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.

13.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the customer’s shipping location for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$12,118	$11,426	$36,764	$26,676
Greater China	27,639	10,911	66,925	31,163
Europe	11,720	5,368	24,213	13,022
Rest of North America	2,766	1,109	7,109	3,440
Rest of Asia Pacific	5,830	881	16,399	2,442
South America	403	321	1,626	1,027
Total revenue	$60,476	$30,016	$153,036	$77,770

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
The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022:

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Unbilled revenue	Prepaid expenses and other current assets	$13,748	$3,623
Contract liabilities	Accrued expenses and other current liabilities	$1,315	$1,739
During the three months ended September 30, 2023 and 2022, the Company recognized $357 and $139, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the nine months ended September 30, 2023 and 2022, the Company recognized $1,599 and $1,103, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2023, the amount of performance obligations that have not been recognized as revenue was $16,683, of which approximately 89% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, some of our customers accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	13.7%	36.7%	14.4%	37.3%
Customer B	10.9%	—%	9.5%	—%
Customer C	10.2%	—%	6.5%	—%

The loss of these customers would have a material impact on the Company’s condensed consolidated financial results.
The largest customers represented 15% and 10% of accounts receivable as of September 30, 2023 and the one largest customer represented 38% of accounts receivable as of December 31, 2022. No other individual customer represented more than 10% of accounts receivable at either September 30, 2023 or December 31, 2022.
14.    Share-Based Compensation

2023 Inducement Incentive Plan

On March 22, 2023, the Company’s Board of Directors approved the indie Semiconductor, Inc. 2023 Inducement Incentive Plan (the “2023 Inducement Plan”), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). The 2023 Inducement Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock- or performance-based awards. In accordance with Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to a newly hired employee who has not previously been a member of indie’s Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by indie as a material inducement to the employee’s entering into employment with the Company. A total of 2,000,000 shares of Class A common stock were reserved for issuance under the 2023 Inducement Plan. On June 21, 2023, the Company’s Board of Directors approved an additional 4,000,000 shares of Class A common stock to be reserved for issuance under the 2023 Inducement Plan, or a total of 6,000,000 shares. To the extent that an award lapses, expires, is cancelled, is terminated, unexercised or ceases to be exercisable for any reason, or the rights of its recipient terminate, any shares subject to such award shall again be available for the grant of a new award under the 2023 Inducement Plan.

2021 Omnibus Equity Incentive Plan

On June 21, 2022, the Company’s Board of Directors and shareholders approved an amendment to the 2021 Omnibus Equity Incentive Plan to increase the number of shares of Class A common stock reserved for issuance thereunder by 7,000,000 shares, to a total of 27,868,750 shares.

Effective July 1, 2023, certain of the Company’s Board of Directors elected to receive up to 100% of their director and chair cash retainers in the form of a quarterly fully-vested stock award of the Company’s Class A common stock. On August 17, 2023, the Company’s Board of Directors approved the launch of an Employee Equity Purchase Program (the “EEPP”), which allows (i) the Company’s Section 16 officers to make quarterly elections to receive up to 50% of their cash base salary in the form of a quarterly fully-vested stock award of Company’s Class A common stock; and (ii) its non-Section 16 officer employees to make semi-annual elections to receive up to 25% of their cash base salary in the form of a monthly fully-vested stock award of Company’s Class A common stock. As part of the program incentive, the non-Section 16 officer employees receive additional benefits such as a premium via an exchange ratio of 1.15 cash to stock and a conversion price equal to the lower of (x) the first trading day of the plan period or (y) the award grant date. Any awards issued under the EEPP are granted through the 2021 Omnibus Equity Incentive Plan. Shares granted under EEPP for the Company’s Section 16 officers are liability-classified awards and the fair value of the awards is equal to the deferred salary amount. Shares granted under EEPP for non-Section 16 officers are equity-classified awards and the fair value of the awards is estimated through the Black-Scholes option pricing model.

The EEPP commenced its first plan period on August 16, 2023 for the Section 16 officers and on September 1, 2023 for the employees.

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$109	$68	$242	$81
Research and development	7,977	7,048	21,495	21,112
Selling, general, and administrative	4,705	2,547	14,834	9,652
Total	$12,791	$9,663	$36,571	$30,845

Stock compensation expense for the three months ended September 30, 2023 and 2022 included $1,214 and $1,770, respectively, that represents liability classified awards issuable upon distribution of the Company's EEPP for Section 16 officers and the annual incentive plans. Stock compensation expense for the nine months ended September 30, 2023 and 2022 included $6,350 and $5,117, respectively, that represents liability classified awards issuable upon distribution of the Company's EEPP for Section 16 officers and the annual incentive plans.
15.    Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(18,677)	$(45,432)	$(114,206)	$(37,030)
Less: Net loss attributable to noncontrolling interest	(1,580)	(7,825)	(11,236)	(6,022)
Net loss attributable to common stockholders - basic	$(17,097)	$(37,607)	$(102,970)	$(31,008)

Net loss attributable to common shares - dilutive	$(17,097)	$(37,607)	$(102,970)	$(31,008)

Denominator:
Weighted average shares outstanding - basic	146,962,717	120,507,152	140,198,899	116,272,459

Weighted average common shares outstanding—diluted	146,962,717	120,507,152	140,198,899	116,272,459

Net loss per share attributable to common shares— basic	$(0.12)	$(0.31)	$(0.73)	$(0.27)
Net loss per share attributable to common shares— diluted	$(0.12)	$(0.31)	$(0.73)	$(0.27)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested Class B units	108,536	—	108,536	—
Unvested Phantom units	574,194	1,060,119	574,194	1,060,119
Unvested Restricted stock units	15,014,021	8,248,983	15,014,021	8,248,983
Convertible Class V common shares	18,994,332	23,749,676	18,994,332	23,749,676
Public warrants for the purchase of Class A common shares	17,250,000	17,250,000	17,250,000	17,250,000
Private warrants for the purchase of Class A common shares	10,150,000	10,150,000	10,150,000	10,150,000
Unexercised options	210,093	368,875	210,093	368,875
Earn-out Shares	5,000,000	5,262,657	5,000,000	5,262,657
Escrow Shares	1,725,000	1,725,000	1,725,000	1,725,000
Convertible debt into Class A common shares	18,497,110	—	18,497,110	—
	87,523,286	67,815,310	87,523,286	67,815,310
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

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. Through September 30, 2023, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, we have not recorded a liability under the TRAs.

The Company recorded a provision for income taxes of $650 and $863 for the three months ended September 30, 2023 and 2022, respectively. The Company recorded a benefit for income taxes of $2,714 and $665 for the nine months ended September 30, 2023 and 2022, respectively. Income tax provision for the three months ended September 30, 2023, and 2022, respectively, are primarily related to the Company’s foreign operations and state income taxes. Income tax benefits for the nine months ended September 30, 2023 are primarily related to the tax effects of our acquisition of GEO. Income tax benefits for the nine months ended September 30, 2022 are primarily related to the Company’s foreign operations and state income taxes.
17.    Commitments and Contingencies
Litigation

On November 3, 2023, the Company received a demand letter alleging breaches relating to covenants and demanded payments of $7,500 in contingent consideration related to a previously completed business combination. Given the recent nature of the demand letter, the Company is unable to make a reasonable estimate of a potential loss, if any, on this matter. The Company intends to vigorously defend against the claims made in the demand letter.

In addition to the foregoing matter, from time to time, the Company may be a party to routine claims or litigation matters that arise in the ordinary course of its business. These may include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, the Company reviews the status of these matters and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, the Company continues to reassess the potential liability related to pending claims and litigation and may revise estimates.
Royalty Agreement
The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended September 30, 2023 and 2022 was $1,524 and $368, respectively. Total royalty expense incurred in connection with these contracts during the nine months ended September 30, 2023 and 2022 was $2,956 and $872, respectively. These expenses are included in cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $881 and $544 are included in accrued expenses in the Company’s condensed consolidated balance sheets as of September 30, 2023 and consolidated balance sheets as of December 31, 2022, respectively.
Tax Distributions
To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the nine months ended September 30, 2023 and 2022.
18. Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Contingent considerations	$82,983	$2,500
Holdbacks for business combinations	3,300	—
Operating lease liabilities, current	2,846	1,955
Deferred revenue	1,315	1,739
Accrued interest	2,880	900
Accrued royalties	881	544
Other (1)	10,652	5,521
Accrued expenses and other current liabilities	$104,857	$13,159
(1) Amount represents accruals for various operating expenses such as professional fees, open purchase orders, and other estimates that are expected to be paid within the next 12 months.
19.    Subsequent Events

For its condensed consolidated financial statements as of September 30, 2023, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of September 30, 2023 through November 9, 2023, the date the condensed consolidated financial statements were issued.

Warrant Exchange

On September 22, 2023, indie announced the commencement of an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding (i) Public Warrants to purchase shares of Class A common stock of the Company and (ii) Private Warrants to purchase shares of Class A common stock (together with the Public Warrants, the “Warrants”).

The Offer and the Consent Solicitation expired at 11:59 p.m., Eastern Time on October 20, 2023. Upon expiration of the Offer and the Consent Solicitation, 24,658,461 Warrants, or approximately 90% of the outstanding Warrants, were tendered. Subsequently, the Company issued 7,027,517 shares of Class A common stock, or an exchange ratio of 0.285, for the Warrants tendered in the Offer on October 25, 2023. Additionally, the Company received the approval of approximately 89.8% of the outstanding Warrants to the amendment to the warrant agreement governing the Warrants (the “Amendment No. 2”), which exceeds a majority of the outstanding warrants required to effect the Amendment No. 2. This amendment permitted the Company to require that each Warrant that was outstanding upon settlement of the Exchange Offer to be converted into 0.2565 shares of Class A common stock, which was a ratio 10% less than the exchange ratio applicable to the Exchange Offer.

The Company completed its exchange of the remaining 2,741,426 untendered Warrants on November 9, 2023 through issuance of 703,176 shares of Class A common stock. As a result of the completion of the Exchange Offer and the exchange for the remaining untendered Warrants, the Warrants were suspended from trading on the Nasdaq Capital Market as of the close of business on November 8, 2023, and delisted.

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
OUR COMPANY
indie Semiconductor offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. We focus on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt der Oder, Munich and Nuremberg, Germany; Cambridge, England; Edinburgh, Scotland; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China.

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Hungary, Germany, Scotland, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the nine months ended September 30, 2023 and 2022, approximately 63% and 53%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of September 30, 2023, we had raised gross proceeds of $70.3 million and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57 through this program.

Recent Acquisitions
Exalos AG
On September 18, 2023, Ay Dee Kay Ltd. completed its acquisition of all Exalos AG, a Swiss corporation (“Exalos”), pursuant to the Share Sale and Purchase Agreement by and among Ay Dee Kay Ltd., indie and all of the stockholders of Exalos, whereby indie UK acquired all of the outstanding common shares of Exalos. The closing consideration consisted of (i) the issuance by indie of 6,613,786 shares of Class A common stock, with a fair value of $42.8 million; (ii) a contingent consideration with fair value of $13.2 million at closing, payable in cash, subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2.5 million subject to final release 12 months from the acquisition date payable in shares of Class A common stock. The purchase price is subject to working capital and other adjustments as provided in the merger agreement.
GEO Semiconductor Inc.
On February 9, 2023, we entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation (“GEO”), with GEO surviving as a wholly-owned subsidiary of indie (the “Merger”). The aggregate consideration for this transaction consisted of (i) $93.4 million in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock at closing, with a fair value of $75.6 million; (iii) 1,907,180 shares of Class A common stock at closing, with a fair value of $21.0 million payable in the next 24 months; and (iv) an earn-out with fair value of $63.1 million at closing payable in cash or in Class A common stock, subject to achieving certain GEO-related revenue targets through September 30, 2024. The purchase price is subject to working capital and other adjustments as provided in the merger agreement. The transaction was completed on March 3, 2023.
Silicon Radar
On February 21, 2023, Symeo GmbH (“Symeo”), one of our wholly-owned subsidiaries, completed its acquisition of all of the outstanding capital stock of Silicon Radar GmbH (“Silicon Radar”). The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, indie and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9.2 million in cash (including debt payable at closing and net of cash acquired), (ii) the issuance by indie of 982,445 shares of Class A common stock at closing, with a fair value of $9.8 million; and (iii) a contingent consideration with fair value of $10.0 million at closing, payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based and design-win milestones through February 21, 2025. The purchase price is subject to working capital and other adjustments as provided in the Share Sale and Purchase Agreement.
See Note 2 — Business Combinations for additional descriptions of these acquisitions.

Impact of Macroeconomic Conditions
The recent conflict in the Middle East and the implications of these events has created global political and economic uncertainty. We are closely monitoring developments, including potential impact to our business, customers, suppliers, our employees and operations in Israel, the Middle East and elsewhere. At this time, the impact to indie is subject to change given the volatile nature of the situation.
Refer to Part I, Item 1A of our 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the heading “Risk Factors” for more information on our risks and uncertainties.

OPERATING RESULTS

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$53,363	88%	$24,425	81%	$28,938	118%
Contract revenue	7,113	12%	5,591	19%	1,522	27%
Total revenue	$60,476	100%	$30,016	100%	$30,460	101%
Revenue for the three months ended September 30, 2023 was $60.5 million, compared to $30.0 million for the three months ended September 30, 2022, an increase of $30.5 million or 101%, which was primarily driven by a $28.9 million increase in product revenue as well as an increase in contract revenue. The increase in product revenue was due primarily to change in product mix as well as higher product volume (units sold) given the continued growth in demand from our customers globally as well as the recent acquisitions. Increases in average selling price (“ASP”) also contributed to the increase in product revenue year-over-year. The increase in contract revenue of $1.5 million or 27% was primarily due to a higher percentage of completion in the current period as we continue to make progress in the large multi-year non-recurring engineering project that commenced in early 2022.

Operating Expenses

	Three Months Ended September 30,
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$35,187	58%	$14,970	50%	$20,217	135%
Research and development	41,594	69%	30,229	101%	11,365	38%
Selling, general, and administrative	19,841	33%	10,676	36%	9,165	86%
Total operating expenses	$96,622	160%	$55,875	186%	$40,747	73%
Cost of goods sold for the three months ended September 30, 2023 was $35.2 million, compared to $15.0 million for the three months ended September 30, 2022. The increase of $20.2 million or 135% was primarily due to a $7.5 million increase due to change in product mix, a $5.9 million increase in product shipments in connection with the increase in products sold, as described above, and a $4.0 million increase in product cost. Cost of goods sold for the three months ended September 30, 2023 also included additional $2.6 million in amortization related to acquired intangible assets as a result of the recent business combinations.
Research and development expense for the three months ended September 30, 2023 was $41.6 million, compared to $30.2 million for the three months ended September 30, 2022. The increase of $11.4 million or 38% was primarily due to a $5.4 million increase in personnel costs and a $4.7 increase million increase in product development costs, both to support our continuous growth in research and development needs. Research and development expense for the three months ended September 30, 2023 also included $0.9 million in share-based compensation expense, which was due to increase in headcounts and new awards granted since prior year. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the three months ended September 30, 2023 was $19.8 million, compared to $10.7 million for the three months ended September 30, 2022. The increase of $9.2 million or 86% was primarily due to a $2.5 increase in personnel costs due to increase in headcount, a $2.2 million increase in share-based compensation expense, and a $1.1 million increase in outside professional fees. Selling, general and administrative expense for the three months ended September 30, 2023 also included $3.6 million in amortization related to acquired intangible assets as a result of the recent business combinations. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

Other income (expense), net

	Three Months Ended September 30,
	2023	2022
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$1,858	$612	$1,246	204%
Interest expense	(2,242)	(166)	(2,076)	1251%
Gain (loss) from change in fair value of warrants	15,660	(19,059)	34,719	(182)%
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	3,535	(121)	3,656	(3021)%
Other income (expense)	(692)	24	(716)	(2983)%
Total other income (expense), net	$18,119	$(18,710)	$36,829	(197)%
Interest income for the three months ended September 30, 2023 was $1.9 million, compared to $612 thousand for the three months ended September 30, 2022. Interest income increased in the current period primarily as a result of higher cash balances in the 2023 period resulting from proceeds received from the 4.50% convertible notes with principal balance of $160.0 million issued in November 2022 (the “2027 Notes”) and increases in interest rates associated with the money market funds and marketable securities.
Interest expense for the three months ended September 30, 2023 was $2.2 million, compared to $166 thousand for the three months ended September 30, 2022. Interest expense relates to the routine cash and non-cash interest expenses on outstanding debt obligations. The increase was primarily driven by the issuance of the 2027 Notes.

For the three months ended September 30, 2023 and 2022, we recognized gains (losses) from change in fair value for warrants, contingent considerations and acquisition-related holdbacks. The gains (losses) recorded for the three months ended September 30, 2023 and 2022 represent the following:

i) Warrants: During the three months ended September 30, 2023, we recognized an unrealized gain from change in fair value of our warrants of $15.7 million, which reflected the decrease in fair value of our warrant liability. The decrease in fair value of our warrant liability of $15.7 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $6.30 per share on September 30, 2023 from $9.40 per share on June 30, 2023. In the same period in the prior year, the increase in fair value was a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $7.32 per share on September 30, 2022 from $5.70 per share on June 30, 2022.
ii) Contingent considerations and acquisition-related holdbacks: During the three months ended September 30, 2023, we recognized a net unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $3.5 million which is primarily contributed by an unrealized gain of $2.9 million and $0.8 million for the contingent considerations and acquisition-related holdbacks related to the GEO and Symeo acquisitions, respectively. During the three months ended September 30, 2022, we recognized an net unrealized loss from change in fair value of our contingent considerations of $0.1 million.

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
Income tax expense for the three months ended September 30, 2023 and 2022 is primarily related to our operations in Canada and Europe.
Refer to Note 16, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$132,471	87%	$62,963	81%	$69,508	110%
Contract revenue	20,565	13%	14,807	19%	5,758	39%
Total revenue	$153,036	100%	$77,770	100%	$75,266	97%
Revenue for the nine months ended September 30, 2023 was $153.0 million, compared to $77.8 million for the nine months ended September 30, 2022, an increase of $75.3 million or 97%, which was primarily driven by a $69.5 million increase in product revenue as well as an increase in contract revenue. The increase in product revenue was due primarily to change in product mix as well as higher product volume (units sold) given the continued growth in demand from our customers globally as well as the recent acquisitions. Increases in ASP also contributed to the increase in product revenue year-over-year. The increase in contract revenue of $5.8 million or 39% was primarily due to commencement of a large multi-year non-recurring engineering project with a top customer in the prior year.

Operating expenses

	Nine Months Ended September 30,
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$91,370	60%	$44,340	57%	$47,030	106%
Research and development	120,226	79%	88,195	113%	32,031	36%
Selling, general, and administrative	55,292	36%	35,403	46%	19,889	56%
Total operating expenses	$266,888	174%	$167,938	216%	$98,950	59%
Cost of goods sold for the nine months ended September 30, 2023 was $91.4 million, compared to $44.3 million for the nine months ended September 30, 2022. The increase of $47.0 million or 106% was primarily due to a $15.9 million increase due to change in product mix, a $15.4 million increase in product shipments in connection with the increase in products sold as described above, and a $6.7 million increase in product cost. Total cost of goods sold for the nine months ended September 30, 2023 also included an additional $5.4 million in amortization related to acquired intangible assets and a $4.2 million increase due to amortization for inventory step-up value both in connection with the recent acquisitions.
Research and development (“R&D”) expense for the nine months ended September 30, 2023 was $120.2 million, compared to $88.2 million for the nine months ended September 30, 2022. This increase of $32.0 million or 36% was primarily due to a $14.8 million increase in product development costs and a $13.3 million increase in personnel, both to support our continuous growth in research and development needs. Research and development expense for the nine months ended September 30, 2023 also included a $1.4 million increase in amortization expense related to R&D project licenses and acquired intangible assets from business combinations and a $0.4 million increase in share-based compensation expense. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the nine months ended September 30, 2023 was $55.3 million, compared to $35.4 million for the nine months ended September 30, 2022. The increase of $19.9 million or 56% was primarily due to a $7.1 million increase in personnel costs due to increase in headcounts, a $5.2 million increase in share-based compensation expense, and a $1.8 million increase in outside professional fees. Both the increase in personnel costs and share-based compensation expense are driven by increase in headcounts. Total selling, general and administrative expense for the nine months ended September 30, 2023 also included a $5.2 million increase in intangible asset amortization from business combinations in comparison to prior year. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

	Nine Months Ended September 30,
	2023	2022
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$6,147	$820	$5,327	650%
Interest expense	(6,534)	(491)	(6,043)	1231%
Gain (loss) from change in fair value of warrants	(6,626)	48,595	(55,221)	(114)%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	4,208	3,546	662	19%
Other income (expense)	(263)	3	(266)	(8867)%
Total other income (expense), net	$(3,068)	$52,473	$(55,541)	(106)%
Interest income for the nine months ended September 30, 2023 was $6.1 million, increased by $5.3 million or 650% from the nine months ended September 30, 2022. Interest income increased in the current period primarily as a result of higher cash balances in the 2023 period resulting from proceeds received from the 2027 Notes and increases in interest rates associated with the money market funds and marketable securities.
Interest expense for the nine months ended September 30, 2023 was $6.5 million, compared to $0.5 million for the nine months ended September 30, 2022. Interest expense relates to the routine cash and non-cash interest expenses on outstanding debt obligations. The increase was primarily driven by the issuance of the 2027 Notes.
For the nine months ended September 30, 2023 and 2022, we recognized gains (losses) from change from change in fair value for warrants, contingent considerations and acquisition-related holdbacks. The gains (losses) recorded for the both the nine months ended September 30, 2023 and 2022 represent the following:

i) Warrants: During the nine months ended September 30, 2023, we recognized an unrealized loss from change in fair value of our warrants of $6.6 million, which reflected the increase in fair value of our warrant liability. The increase in fair value of our warrant liability of $6.6 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $6.30 per share on September 30, 2023 from $5.83 per share on December 31, 2022. In the same period in the prior year, the decrease in fair value was a result of the decrease in the closing price our Class A common stock listed on the Nasdaq to $7.32 per share on September 30, 2022 from $11.99 per share on December 31, 2021.

ii) Contingent considerations and acquisition-related holdbacks: During the nine months ended September 30, 2023, we recognized an unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $4.2 million which is primarily contributed by an unrealized gain of $5.0 million for the contingent considerations and acquisition-related holdback related to GEO, offset by $0.3 million and $0.4 million unrealized loss for the contingent considerations related to the Symeo and Silicon Radar acquisitions, respectively. During the nine months ended September 30, 2022, we recognized an unrealized net gain from change in fair value of our contingent considerations of $3.5 million. During the nine months ended September 30, 2022, management determined that the product design specified in the contingent consideration arrangement would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero, resulting in a gain of $3.9 million.
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
Income tax benefits for the nine months ended September 30, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations. Income tax benefits for the nine months ended September 30, 2022 is primarily related to our operations in Canada and Europe.
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

The market value of our common stock that is held by non-affiliates exceeded $700 million as of June 30, 2023, and therefore, we will no longer qualify for emerging growth company status commencing December 31, 2023. As a result, we will be subject to certain disclosure requirements that have not been applicable to us as an emerging growth company, including the ability to take advantage of such extended transition period.

We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for public companies.
Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations and available borrowings under our revolving credit facility. We believe these sources of liquidity will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, the impact of the ongoing conflicts in Ukraine and the Middle East, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of November 9, 2023. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. As of September 30, 2023, our balance of cash and cash equivalents was $160.6 million.

On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time its equity capital needs. During the nine months ended September 30, 2023, indie has raised gross proceeds of $53.1 million and issued 5,219,500 shares of Class A common stock at an averaged per-share sales price of $10.18 through this program. For the nine months ended September 30, 2023, indie incurred total issuances costs of $1.1 million. As of September 30, 2023, we have raised gross proceeds of $70.3 million and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57 through this program and had approximately $79.7 million available for future issuances under the ATM Agreement.
On November 21, 2022, we issued $160.0 million in aggregate principal of our 2027 Notes. The 2027 Notes will be convertible into cash, shares of Class A common stock or a combination of cash and common stock at our election. We used the net proceeds from the 2027 Notes to fund the acquisitions of GEO and Silicon Radar as well as a stock repurchase program authorized by our Board of Directors in November 2022. The acquisitions of Silicon Radar completed in February 2023 and GEO completed in March 2023, which resulted in us funding a purchase price of approximately $9.2 million and $93.4 million, respectively. The stock repurchase program resulted in us repurchasing 1.1 million shares of our outstanding Class A common stock in November 2022 at an average cost of $6.65 per share, which amounts for a total cash outflow of $7.4 million as of December 31, 2022.
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

In connection with our acquisitions, we may from time to time be required to make future payments or issue additional shares of our common stock to satisfy our obligations under the acquisition agreements, including to satisfy certain earn-out requirements. In January 2022 we completed the acquisition of Symeo GmbH, for which we made an initial cash payment of approximately $10.0 million and an additional $10.0 million was paid in January 2023. We are still subject to an equity based earn out based on Symeo’s future revenue growth.
In February 2023, we entered into an agreement to acquire GEO Semiconductor, Inc. and completed the transaction on March 3, 2023. The acquisition requested for (i) $93.4 million in cash (including accrued cash considerations at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock at closing, with a fair value of $75.6 million; (iii) 1,907,180 shares of Class A common stock at closing, with a fair value of $21.0 million payable in the next 24 months; and (iv) an earn-out with fair value of $63.1 million at closing payable in cash or in Class A common stock, subject to achieving certain GEO-related revenue targets through September 30, 2024.
Additionally, in February, 2023, we acquired Silicon Radar GmbH, for approximately (i) $9.2 million in cash (including debt payable at closing and net of cash acquired), (ii) the issuance by indie of 982,445 shares of Class A common stock at closing, with a fair value of $9.8 million; and (iii) a contingent consideration with fair value of $10.0 million at closing, payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based and design-win milestones through February 21, 2025.
In September 2023, we acquired Exalos. The closing consideration consisted of (i) the issuance by indie of 6,613,786 shares of Class A common stock at closing, with a fair value of $42,791; (ii) a contingent consideration with fair value of $13,225 at closing, payable in cash, subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2,500 subject to final release 12 months from the acquisition date payable in shares of Class A common stock.
We expect to continue to incur net operating losses and negative cash flows from operations. We also expect our research and development expenses, general and administrative expenses and capital expenditures will increase over time as we continue to expand our operations, product offerings and customer base.

The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
Net cash used in operating activities	$(87,977)	$(58,815)	$(29,162)	50%
Net cash used in investing activities	(103,569)	(13,213)	(90,356)	684%
Net cash provided by financing activities	34,195	2,531	31,664	1251%
Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the nine months ended September 30, 2023, net cash used in operating activities was $88.0 million, which included net loss of $114.2 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $2.7 million of net losses resulting from a change in fair value for warrants and contingent considerations, $36.6 million in share-based compensation expense and $26.5 million in depreciation and amortization.

Changes in operating assets and liabilities from operations used $39.3 million of cash, primarily driven by an increase in accounts receivable, inventory and prepaid and other current assets.
Cash used in operating activities during the nine months ended September 30, 2022 was $58.8 million, which included net income of $37.0 million and was adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash charges primarily consisted of $52.4 million of net gains resulting from a change in the fair value of warrants and contingent considerations. These non-cash decreases were partially offset by $30.8 million in share-based compensation expense and $11.2 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $16.1 million of cash, primarily driven by an increase in accounts receivable, prepaid and other current assets, and inventory, partially offset by an increase in accounts payable.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $103.6 million and $13.2 million, respectively. During the period ended September 30, 2023, the decrease in cash was primarily due to the acquisitions of Exalos, GEO and Silicon Radar for $95.0 million, net of cash acquired, as well as an increase in cash used of $8.6 million for the purchase of capital expenditures. During the period ended September 30, 2022, the decrease in cash was primarily due to the acquisition of Symeo for $8.7 million, net of cash acquired, as well as an increase in cash used of $4.5 million for the purchase of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $34.2 million, which was primarily attributed to $52.0 million of net proceeds from the issuance of common stocks through the ATM, partially offset by $12.5 million payments on debt obligations and $7.0 million of payments on financed software.
Net cash provided by financing activities for the nine months ended September 30, 2022 was $2.5 million, which was primarily attributed to $12.3 million of net proceeds from the issuance of common stocks through the ATM, partially offset by $5.0 million paid to OnSemi as part of the deferred payments in relation to the acquisition of ON Design Israel Ltd, $3.2 million of payments on financed software, and a $1.0 million payment of City Semi Deferred compensation.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of September 30, 2023:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$5,934	$—	$160,000	$—	$165,934
Operating leases	823	4,651	3,630	4,609	13,713
Interest on debt obligations	7,320	14,600	8,220	—	30,140
Total contractual obligations	$14,077	$19,251	$171,850	$4,609	$209,787
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi and Israeli New Shekel. We have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. A cumulative foreign currency translation loss of $20.3 million and $12.0 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively. The aggregate foreign currency translation exchange rate loss included in determining loss before income taxes was $0.7 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. The aggregate foreign currency translation exchange rate loss included in determining loss before income taxes for both the three and nine months ended September 30, 2022 was de minimis. The year-over-year change was driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of September 30, 2023 as the U.S. dollar strengthened against foreign currencies.

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

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that totals approximately $160.6 million as of September 30, 2023.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2023.

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

Management has determined that these material weaknesses persisted as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15d, remained unchanged during the quarter ended September 30, 2023, with the exception of the ongoing remediation efforts related to the material weaknesses described above and the acquisitions of Exalos on September 18, 2023, GEO on March 3, 2023, and Silicon Radar on February 21 2023. As a result of the acquisitions, we have implemented internal controls over financial reporting to include consolidation of Exalos, GEO, and Silicon Radar, as well as acquisition-related accounting and disclosures, which represent material changes in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2022.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On various dates between July 5, 2023 and August 2, 2023 the Company issued an aggregate of 77,318 shares of its Class A common stock to four ADK Minority Holders in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the four ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 77,318 shares of ADK LLC units were exchanged to Class A common stock.
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

2.2
Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (previously filed by Thunder Bridge II as Exhibit 2.2 of Form S-4/A filed with the SEC on May 4, 2021)

2.3
Share Purchase Agreement, dated as of August 27, 2021, by and among indie, TeraXion, Purchaser and certain stockholders of TeraXion and their ultimate beneficial owners (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant with the SEC on September 2, 2021)

2.4
Agreement and Plan of Merger, dated as of February 9, 2023, by and among indie, GEO, Merger Sub and Shareholder Representative Services LLC, as Securityholders’ Agent (Incorporated by reference to Exhibit 2.1 of indie’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2023)

2.5
Share Sale and Purchase Agreement, dated as of September 18, 2023, by and among indie Semiconductor, Inc., Ay Dee Kay Ltd., and all the stockholders of Exalos AG (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the registrant with the SEC on September 18, 2023)

3.1
Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 22, 2023 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on June 23, 2023)

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

INDIE SEMICONDUCTOR, INC.

November 9, 2023	By:	/s/ Thomas Schiller
		Name:	Thomas Schiller
		Title:	Chief Financial Officer and EVP of Strategy
(Principal Financial Officer)