Form 10-K
period 2023-12-31
indie Semiconductor, Inc.
filed 2024-02-29
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $9.40 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Stock Market LLC, was approximately $1.3 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s Class A and Class V common stock as of February 26, 2024, was 164,524,940 (excluding 1,725,000 Class A shares held in escrow and 52,127 Class A shares subject to restricted stock awards) and 18,694,328, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (the “2024 Proxy Statement”) for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

None.

Auditor Firm ID:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, CA

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in or implied by such forward-looking statements as a result of various factors, including among others, the following: macroeconomic conditions, including inflation, rising interest rates and volatility in the credit and financial markets; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company has made or may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; trade restrictions and trade tensions; political or economic instability in the Company’s target markets; and the impact of the ongoing conflict in Ukraine and the Middle East and additional factors disclosed under “Risk Factors” in Part I, Item 1A herein, as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

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

PART I
ITEM 1. BUSINESS
Company Overview

indie offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), driver automation, in-cabin, user experience (including connected car) and electrification applications. The Company focuses on edge sensors across multiple modalities spanning light detection and ranging (“LiDAR”), radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and automated vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world.

Through innovative analog, digital and mixed-signal integrated circuits (“ICs”) with software running on the embedded processors, we are developing a differentiated, market-leading portfolio of automotive products. Our technological expertise, including cutting-edge design capabilities and packaging skillsets, together with our deep applications knowledge and strong customer relationships, have enabled us to cumulatively ship over 300 million semiconductor devices since our inception.

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

Recent Acquisitions
Kinetic Technologies
On January 25, 2024 (the “Deal Closing Date”), indie and ADK LLC completed an Asset Purchase Agreement (the “APA”), carving out certain assets, including R&D personnel and intellectual properties (“IP”) from Kinetic Technologies (“Kinetic”), in support of a custom product development for a North American electric vehicle OEM. The closing consideration consisted of (i) $4.5 million in cash as the initial cash consideration, subject to adjustments for an adjustment holdback amount of $0.5 million and an indemnity holdback amount of $0.8 million, payable after the 18-month anniversary of the Deal Closing Date in shares of Class A common stock, par value $0.0001 (the “Class A common stock”), (ii) $3.0 million of total contingent considerations, payable in cash or Class A common stock, subject to achievement of certain production based milestones 24 months after the Deal Closing Date, and (iii) $2.5 million of contingent considerations, payable in cash or Class A common stock, subject to achievement of a revenue based milestone 12 months after the Deal Closing Date. The purchase price is subject to working capital and other adjustments as provided the APA.
Exalos AG
On September 18, 2023, Ay Dee Kay Ltd. (“indie UK”) completed its acquisition of all of Exalos AG, a Swiss corporation (“Exalos”), pursuant to the Share Sale and Purchase Agreement by and among indie UK, indie and all of the stockholders of Exalos, whereby indie UK acquired all of the outstanding common shares of Exalos. The closing consideration consisted of (i) the issuance by indie of 6,613,786 shares of Class A common stock, with a fair value of $42.8 million; (ii) a contingent consideration with fair value of $13.2 million at closing, payable in cash, subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2.5 million subject to final release 12 months from the acquisition date payable in shares of Class A common stock. The purchase price is subject to working capital and other adjustments as provided in the Share Sale and Purchase Agreement.
Silicon Radar

On February 21, 2023, Symeo GmbH (“Symeo”), a wholly-owned subsidiary of indie, completed its acquisition of all of the outstanding capital stock of Silicon Radar GmbH (“Silicon Radar”). The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, indie and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9.2 million in cash (including debt payable at closing and net of cash acquired), (ii) the issuance by indie of 982,445 shares of Class A common stock at closing, with a fair value of $9.8 million and (iii) a contingent consideration with fair value of $9.2 million at closing, payable in cash or in Class A common stock, subject to Silicon Radar’s achievement of certain revenue-based milestones through February 21, 2025. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.

GEO Semiconductor Inc.
On February 9, 2023, we entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation (“GEO”), with GEO surviving as a wholly-owned subsidiary of indie (the “Merger”). The aggregate consideration for this transaction consisted of (i) $93.4 million in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock at closing, with a fair value of $75.6 million; (iii) 1,907,180 shares of Class A common stock at closing, with a fair value of $21.0 million payable in the next 24-month period after closing; and (iv) contingent considerations with fair value of $59.3 million at closing payable in cash or in Class A common stock, subject to achieving certain GEO-related revenue targets through September 30, 2024. The purchase price is subject to working capital and other adjustments as provided in the Agreement and Plan of Merger. The transaction was completed on March 3, 2023.

Symeo GmbH

On October 21, 2021, we entered into a definitive agreement with Analog Devices (“ADI”) to acquire Symeo. The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8.7 million in cash at closing, net of cash acquired; (ii) a $10.0 million promissory note payable in January 2023 with a fair market value of $9.7 million; and (iii) an equity-based earn-out of up to 858,369 shares of Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $7.8 million on January 4, 2022.
Warrant Exchange
On September 22, 2023, we announced the commencement of an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to our outstanding (i) Public Warrants to purchase shares of Class A common stock and (ii) Private Warrants to purchase shares of Class A common stock (together with the Public Warrants, the “Warrants”).

The Offer and the Consent Solicitation expired at 11:59 p.m., Eastern Time on October 20, 2023. Upon expiration of the Offer and the Consent Solicitation, 24,658,461 Warrants, or approximately 90.0% of the outstanding Warrants, were tendered. Subsequently, we issued 7,027,517 shares of Class A common stock, or an exchange ratio of 0.285, for the Warrants tendered in the Offer on October 25, 2023. Additionally, we received the approval of approximately 89.8% of the outstanding Warrants to amend the warrant agreement governing the Warrants (the “Amendment No. 2”), which exceeds a majority of the outstanding warrants required to effect the Amendment No. 2. This amendment permitted us to require that each Warrant that remained outstanding upon settlement of the Exchange Offer to be converted into 0.2565 shares of Class A common stock, which was a ratio 10.0% less than the exchange ratio applicable to the Exchange Offer.

We completed the exchange of the remaining 2,741,426 untendered Warrants on November 9, 2023 through issuance of 703,175 shares of Class A common stock. As a result of the completion of the Exchange Offer and the exchange for the remaining untendered Warrants, the Warrants were suspended from trading on the Nasdaq Stock Market LLC as of the close of business on November 8, 2023, and delisted.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock and having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexible access it provides to the capital markets. As of December 31, 2023, and since the inception of the program, indie raised gross proceeds of $70.3 million and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57, incurred issuance costs of $1.5 million, and had approximately $79.7 million available for future issuances under the ATM Agreement.

During the year ended December 31, 2023, indie raised gross proceeds of $53.1 million and issued 5,219,500 shares of Class A common stock at an average per-share sales price of $10.18. For the year ended December 31, 2023, indie incurred total issuance costs of $1.1 million.

Reverse Recapitalization with Thunder Bridge Acquisition II

On June 10, 2021, we completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021 (the “MTA”). In connection with the Transaction, Thunder Bridge II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, TB2 was domesticated into a Delaware corporation and merged with and into a merger subsidiary of Surviving Pubco. Additionally, we consummated a Private Investment in Public Equity (“PIPE”) financing, pursuant to which Surviving Pubco issued 15 million Class A common shares, generating net proceeds of $150 million as a result of the Transaction. Also, on June 10, 2021, Surviving Pubco changed its name to indie Semiconductor, Inc., and listed our shares of Class A common stock on The Nasdaq Stock Market LLC under the symbol “INDI.”

The Transaction was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). indie is deemed to be the accounting predecessor of the combined business and is the successor registrant for U.S. Securities and Exchange Commission (“SEC”) purposes, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The most significant change in our reported financial position and results of operations was gross cash proceeds of $399.5 million from the merger transaction, which includes $150.0 million in gross proceeds from the PIPE financing that was consummated in conjunction with the Transaction. The increase in cash was offset by transaction costs incurred in connection with the Transaction of approximately $43.5 million plus the retirement of indie’s long-term debt of $15.6 million. Approximately $29.8 million of the transaction costs and all of indie’s long-term debt were paid as of June 30, 2021. Approximately $21.8 million of the transaction costs paid as of June 30, 2021 were paid by TB2 as part of the closing of the Transaction. The remainder of the transaction costs were paid in the third quarter of 2021.

Industry Overview

At the highest level, semiconductors can be classified either as discrete devices, such as individual transistors, or integrated circuits (“ICs”), where a number of transistors and other components are combined to form a more complicated electronic subsystem. ICs can be divided into three primary categories: digital, analog, and mixed-signal. Digital ICs, such as memory devices and microprocessors, can store or perform arithmetic functions with data. Analog ICs, by contrast, handle real-world signals such as temperature, pressure, light, sound or speed, and also perform power management functions such as regulating or converting voltages for electronic devices. Mixed-signal ICs combine digital and analog functions onto a single chip and play an important role in bridging real-world inputs into the digital domain.

Historically, growth in the semiconductor industry has been driven by content expansion in computing, mobile and consumer electronics. However, research analysts anticipate that as each of these markets approaches saturation, the automotive sector will become one of the fastest growing opportunities. Specifically, according to IHS, the global automotive semiconductor market, which was valued at $67 billion in 2022, is projected to reach $131 billion by 2029.

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

Regarding electrification, S&P Global Mobility forecasts a 25% EV compounded annual growth rate (“CAGR”), with total annual EV production growing from 9 million in 2022, to 41 million in 2029, representing greater than 40% of all new light vehicle production. These forecast volumes are driven in part by increasing global governmental mandates to decarbonize road transportation which contributes around 16% of total greenhouse gases (“GHG”) according to the International Energy Agency, but also by improved consumer awareness and preference for low carbon vehicle options. While the state of California has been a global leader in this through its Low-Emission Vehicle (“LEV”), GHG and Zero-Emission Vehicle (“ZEV”) regulations and criteria, there is accelerating international momentum to address the climate change impact of vehicles through global forums such as the United Nations Conference of the Parties (“COP”). At COP26 in 2021, a combination of more than 100 countries, cities, states, vehicle manufacturers — including BYD Auto, Ford Motor Company, General Motors, Mercedes-Benz and Volvo Cars — and other key institutional stakeholders signed the Glasgow Declaration on Zero-Emission Cars and Vans to end the sale of internal combustion engines by 2035 in leading markets, and by 2040 worldwide. These collective initiatives, commitments and regulations – enabled by semiconductor technologies — will drive global EV uptake, reduce harmful emissions and benefit society as a whole. According to IHS, the semiconductor value to support this global drivetrain electrification will grow at a 19% CAGR, from $9.6 billion in 2022, to $32.4 billion in 2029.

In parallel to the rapid electrification of vehicles, global ADAS system deployments are expected to increase substantially, driven in part by mandates for increased vehicle safety features by governmental bodies such as the European Commission and the National Highway Traffic Safety Administration (“NHTSA”) in the United States. Better consumer safety awareness and demand created by safety assessment initiatives such as the European and U.S. New Car Assessment Programs (“NCAP”) have also directly influenced vehicle OEMs to incorporate minimum levels of crash safety and mitigation into new vehicles since 1979. These safety technology initiatives have evolved over time to include sophisticated semiconductor-enabled ADAS and automation capabilities such as Automatic Electronic Braking (“AEB”), Lane Keeping Assist (“LKA”), speed assistance and forward collision warning and, most recently, driver- and occupant monitoring (“DMS”, “OMS”), in order for a vehicle to be awarded a 5-star rating. With these global safety rating programs and governmental regulation, auto manufacturers are delivering more safety features to customers, and the ADAS ECU market size will grow from $25 billion in 2022 to reach $52 billion by 2029, with corresponding semiconductor content of $10 billion to $28 billion, respectively, or a 15% CAGR, according to S&P Global.

In addition to electrified vehicle drivetrains and new safety features driving semiconductor content value in vehicles is the demand for improved in-cabin UX. In-cabin UX used to be synonymous with the in-vehicle infotainment (“IVI”) system, but today UX is defined by much more than IVI; consumers want intuitive, informative, connected and engaging interactions with their vehicle as they have become accustomed to with their portable consumer devices, but they also want enhanced convenience, utility, comfort and customizability of the cabin to their personal preferences, the nature of the journey or even the driver’s mood. Interior lighting, device power delivery, wireless charging, device-to-IVI interfacing, connected car networking and a multitude of utility and comfort functions enabled by small motors (such as electric seats, seat ventilation, air-conditioning vents, etc.) contribute to the wider in-cabin UX, and all require semiconductor-enabled electronics. S&P Global forecasts that the semiconductor content value for in-cabin UX, which includes IVI, connectivity and body and convenience functions, will reach $44 billion in 2029, representing a 7% CAGR from $27 billion in 2022.

indie’s addressable market is not solely dependent on global automotive vehicle volumes, but rather on the increased levels of semiconductor content that are required in vehicles to support the growing deployment of safety and automation systems, enhanced user experiences and electrification applications as introduced above.

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

•Positioned in the highest growth areas. Our products serve three types of automotive applications: safety systems, user experience (including connected car) and electrification. According to S&P Global, these key semiconductor-enabled applications are projected to grow from $67 billion in 2022 to $131 billion by 2029, substantially outpacing the total global semiconductor market, and representing a significant addressable market for indie.

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

Company Strategy

We are dedicated to offering our customers a comprehensive portfolio of automotive technology solutions. We focus on designing and delivering the technologies that enable three key automotive dynamics: safety systems, enhanced in-cabin user experience (including connected car) and electrification. Core tenets of our strategy include:

•Enabling diverse, high growth applications. Our system-on-chip solutions are at the epicenter of a diverse set of emerging applications including radar, LiDAR, vision, wireless charging, wired power delivery, interior and exterior lighting, device-to-IVI interfacing, augmented reality head-up-displays (“HUD”), power management and small motor control.

•Delivering on existing wins and extending product reach. Our products currently support multiple Tier 1 automotive supplier platforms. In the medium term, we plan to deliver expanded LiDAR and vision solutions and bring Artificial Intelligence (“AI”) and Machine Learning (“ML”) processor acceleration capabilities into these applications.

•Leveraging our global supply chain. We have built a nimble global network of foundry, test and assembly partners that provide us with the ability to deliver superior supply chain operations. As a fabless semiconductor supplier, this approach has allowed us to maximize scalability while minimizing capital expenditures. To meet demand as the business scales, we are continuing to enhance our successful strategic supply chain partnerships.

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

Company Products and Solutions

Our current products include devices for a multitude of automotive applications spanning ultrasound for parking assistance, in-cabin wireless charging and USB power delivery, device interfacing through Apple CarPlay and Android Auto, and LED lighting controllers for interior and exterior applications. Products under development range from FMCW-based LiDAR, radar and vision solutions for ADAS, charging controllers for electric vehicles, smart car access solutions, cybersecurity microcontrollers and superluminescent LED-based solutions for HUDs and inertial management units (“IMUs”). Within our ADAS portfolio, we intend to support all key sensor modalities, delivering comprehensive system-level solutions for our customers as depicted below.

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
•mixed-signal and RF design;
•analog and power management;
•digital design;
•Digital Signal Processors (“DSP”) and Arm®-based Microcontrollers (“MCU”); and
•optical component technology

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

Wafers, which are the fundamental components of our devices, are manufactured by multiple third-party foundries. Our primary foundry partners are X-FAB, HHGrace, TSMC and Global Foundries. We contract with X-FAB for mixed signal and high voltage foundry. HHGrace provides us deeper sub-micron capabilities with embedded Flash Memory. We use TSMC and Global Foundries as our foundry partners for several process technologies, including advanced nodes. We dual source packaging at ASE, ATX and Hana Semiconductor. We use test services from Sigurd and Terepower. Having several sources and partners provides us with enhanced security of supply.

Manufacturing lead time is typically 26 weeks. The lead time for wafers is typically 16 weeks. The backend processing including probe, assembly, and test is about 8 weeks. The finished product is then warehoused and drop-shipped to a specific location. We currently ship products to Greater China (including Hong Kong and Taiwan), the United States, Portugal, Korea, Mexico, and Germany.

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

Since our inception, we have shipped over 300 million devices to customers and our products are powering solutions in over 25 automotive suppliers. By establishing a trusted relationship with the industry’s leading suppliers, indie is well positioned to gain a growing share of new automotive solutions.

Revenues for the years ended December 31, 2023, 2022 and 2021 include sales to Aptiv, a leading Tier 1 automotive supplier, which represented approximately 15%, 37%, and 39% of total revenue, respectively. The loss of this customer would have a material impact on our consolidated financial results.

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

To that end, we regularly review our investments to ensure alignment with our growth and profitability goals and make necessary changes in the allocation of resources as needed. In 2023, we spent approximately 69% of our revenues on research and development as we expand product development activities in support of pent-up customer demand.

Our research activities are principally conducted at our headquarters in Aliso Viejo, California and we have design centers and sales offices in Austin, TX; Boston, MA; Detroit, MI; San Francisco and San Jose, CA; Córdoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Rabat, Morocco; Haifa and Tel Aviv, Israel; Quebec City and Toronto, Canada; Tokyo, Japan; Seoul, South Korea; Schlieren, Switzerland and several locations throughout China.

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

Our dedication to our customers begins with a commitment to design, produce and deliver the highest quality products that meet or exceed the performance levels required for each application. We encourage our customers to frequently visit both our design centers and our manufacturing partners to ensure that the processes and quality meet the standards they have come to expect. We are ISO9001 and ISO26262 certified, compliant to IATF16949 and intend to pursue further certifications.

Intellectual Property

The core strengths of our business are our intellectual property portfolio and engineering experience, both of which guide product development activities and our approach to patent filings.

Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies. In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable. We have over 300 issued patents protecting a number of core technologies, and over 200 pending patent applications, but we do not rely on any particular patent or patents for our success and have instead relied on our know-how and trade secrets. We also rely on a combination of non-disclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology and processes.

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

Employees

As of December 31, 2023, we had approximately 900 full time employees. None of our employees or contract workers are represented by a labor union.

Information about Our Executive Officers

Our executive officers are as follows:

Name	Age	Position
Donald McClymont	55	Chief Executive Officer and Director
Ichiro Aoki	58	President and Director
Thomas Schiller	53	Chief Financial Officer and EVP of Strategy
Michael Wittmann	53	Chief Operating Officer
Kanwardev Raja Singh Bal	48	Chief Accounting Officer

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

Michael Wittmann serves as indie’s Chief Operating Officer. In this role, Mr. Wittmann is responsible for expanding and optimizing our global supply chain, managing manufacturing engineering functions and information technology functions, and overseeing day-to-day operations. From June 2022 until January 2024 when he was appointed as Chief Operating Officer, Mr. Wittmann served as Senior Vice President and General Manager, Power Business Unit. From March 2021 to June 2022, Mr. Wittmann served as indie’s Vice President, Marketing. Prior to joining indie, from May 2012 to March 2021, Mr. Wittmann served in various senior marketing roles of increasing responsibility at Intel Corporation, serving most recently as Senior Director of 5G Solutions and General Manager of Wireless and Connectivity Sales from October 2016 to March 2021. He previously held product marketing positions with International Rectifier, which was acquired by Infineon Technologies AG in January 2015. Mr. Wittmann holds a Diploma in Electrical Engineering from RWTH Aachen University, Germany.

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
•Loss of key management or other highly skilled personnel, or an inability to attract such management and other personnel, could adversely affect our business.
•We may experience disruptions in our operations resulting from our enterprise resource planning system initiative.
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
•Significant expenses and administrative burdens as a public company could have a material adverse effect on our business.
Risks Related to Ownership of Our Class A Common Stock and Organizational Documents

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

The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result, and have in the past resulted (including as a result of global and geopolitical events) in substantial declines in semiconductor demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Such downturns result from a variety of market forces including constant and rapid technological change, quick product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.
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

Average selling prices of semiconductor products in the markets we serve have historically decreased over time. Profit margins and financial results may suffer if we are unable to offset any reductions in average selling prices by reducing costs, developing new or enhanced products on a timely basis with higher selling prices or profit margins, or increasing sales volumes. Although in some cases, we have contractual agreements with customers, there is no assurance that those price agreements will be honored. As a result, our average selling prices may decline faster than forecasted. Additionally, increases in the industry semiconductor manufacturing capacity could lead to declines in average selling prices and a decrease in short-term or long-term demand, resulting in industry oversupply, which could materially adversely affect our business, results of operations, or financial condition.
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

The vast majority of our revenue is derived from sales to manufacturers in the automotive industry. Demand in this market fluctuates significantly, driven by consumer spending, consumer preferences, seasonality within the automotive industry, the development of new technologies and prevailing economic conditions. Many of the factors that create and affect quarterly demands with our customers are beyond our control. In addition, the end products in which our semiconductors are incorporated may not be successful, or may experience price erosion or other competitive factors that could affect the price manufacturers are willing to pay. Such customers have in the past, and may in the future, vary order levels significantly from period to period, including order cancellations, request postponements of scheduled delivery dates, modify their orders or reduce lead times. This is particularly common during periods of low demand. This can make managing business difficult, as it limits the predictability of future revenue. It can also affect the accuracy of our financial forecasts.

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

This automotive concentration of sales exposes us to the risks associated with the automotive market. For example, our anticipated future growth is highly dependent on the adoption of ADAS, user interface, connectivity and electrification technologies, which are expected to have increased sensor and power product content. A downturn in the automotive market could delay or cancel automakers’ plans to introduce new vehicles with these features, which previously has, and could in the future, negatively impact the demand for products and our ability to grow our business.

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

There can be no assurance that the revenues projected in our strategic backlog or design win pipeline will be realized or, if realized, will result in profits. Our strategic backlog estimates represent the revenue we expect to recognize from product orders within the next ten years. The estimate of our strategic backlog requires substantial judgment and is based on a number of assumptions, including management’s current assessment of customer and third-party contracts that exist as of the date the estimate is made, as well as revenues from expected contract renewals and/or expected design wins, to the extent that we believe that recognition of the related revenue will be realizable within the next ten years. Although we believe the assumptions underlying our strategic backlog estimate are reasonable, they are not guarantees and we can give no assurance that we will recognize the revenues reflected in the strategic backlog estimate. A number of factors could result in actual revenues being less than the amounts reflected in strategic backlog. Our customers or third-party partners may attempt to renegotiate or terminate their contracts for a number of reasons, including competitor offerings, mergers, changes in their financial condition, or general changes in economic conditions within their industries or geographic locations. In addition, even where a contract proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor contract performance could increase the cost associated with a contract. Delays, suspensions, cancellations, payment defaults, scope changes and poor contract execution could materially reduce or eliminate the revenues and profits that we actually realize from our strategic backlog. Accordingly, there can be no assurance that contracts, renewals or expected design wins included in strategic backlog will actually generate the predicted revenues or profits. Additionally, because strategic backlog estimates are operating metrics, the estimates are not required to be subject to the same level of internal review or controls as a U.S. GAAP financial measures and actual results may prove to be materially different than estimated.
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

Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhance our market coverage or technological capabilities. Any acquisitions or investments we undertake involve risks and uncertainties, including but not limited to:

•Difficulties and expense associated with integrating the operations, employees, technologies or products of acquired businesses or working with third parties with which we may partner on joint development or collaboration relationships;
•Inaccuracies in our estimates and assumptions used to assess a transaction may result in us not realizing, or taking longer to realize, the expected financial or strategic benefits of any such transaction;
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
We rely on strategic partnerships, joint ventures and alliances for some of our manufacturing and research and development. However, we do not control these partnerships and joint ventures, and actions taken by any of our partners or the termination of these partnerships or joint ventures could adversely affect our business.

As part of our strategy, we have entered into, and may in the future enter into, a number of long-term strategic partnerships and alliances, including through mergers and acquisitions. There can be no assurances that they will be successful. If any of our current strategic partners or alliances we may engage with in the future were to encounter financial difficulties or change their business strategies, they may no longer be able or willing to participate in these groups or alliances, which could have a material adverse effect on our business, financial condition and results of operations.
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
A substantial portion of our revenue is derived from top customers. We cannot guarantee that we will be able to generate similar levels of revenue from our largest customers in the future. If one or more of these customers substantially reduces their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations. Sales to Aptiv, a leading Tier 1 automotive supplier, represented approximately 15%, 37% and 39% of our total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The loss of this customer would have a material adverse impact on our consolidated financial results. However, as we continue to grow our customer base organically and through business combinations, the revenue concentration with Aptiv may decrease over time.
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

We may experience disruptions in our operations resulting from our enterprise resource planning system initiative.

In order to enhance management of our global operations and financial reporting, we have initiated the phased implementation of an enterprise resource planning (“ERP”) system across our global operating locations. We have incurred, and expect to incur, additional expenses as we continue to implement, enhance and develop our ERP system. Difficulties that may occur in connection with implementing and operating our new upgraded ERP system include disruptions to business continuity, administrative or technical problems, difficulty in maintaining effective internal controls, and interruptions or delays to our sales processes. Any of these events could adversely impact our business, financial condition or operating results.
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

As of December 31, 2023, our total consolidated indebtedness was $160.8 million. We may also incur additional indebtedness to meet future financing needs. We may be subject to debt covenants and payment obligations that may limit our ability to operate our business. Any outstanding indebtedness, including any additional future indebtedness, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Additionally, if we issue shares of our Class A common stock upon conversion of our 4.50% convertible notes with a principal balance of $160.0 million issued in November 2022 (the “2027 Notes”), the ownership interest of our existing stockholders would be diluted. A default of our obligations regarding our debt could result in potential loss of collateral for secured indebtedness.

Our ability to meet our debt servicing obligations, including our ability to make scheduled payments of the principal of, to pay interest on or to refinance the 2027 Notes, will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the 2027 Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to otherwise settle the 2027 Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the 2027 Notes. Furthermore, the 2027 Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, and may not be able, or may not be permitted, to make distributions to enable us to make payments on the 2027 Notes or to make any funds available for that purpose.
We may not have the ability to raise the funds necessary to settle the 2027 Notes or to repurchase the 2027 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2027 Notes.

Holders of the 2027 Notes may require us to repurchase their 2027 Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the 2027 Notes, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2027 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2027 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2027 Notes being surrendered or converted. In addition, our ability to repurchase the 2027 Notes or to pay cash upon conversions of the 2027 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2027 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2027 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2027 Notes or make cash payments upon conversions thereof.
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

In the event the conditional conversion feature of the 2027 Notes is triggered, holders of 2027 Notes will be entitled to convert the 2027 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2027 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2027 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2027 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Our net sales and profitability depend significantly on general economic conditions and the demand for the end products in the markets in which our customers compete. A decline in end-user demand can affect the need that customers have for our products, as well as the ability of customers to obtain credit or meet their payment obligations to us, and may increase the likelihood of customers canceling or deferring existing orders. Current and continued inflationary conditions have led, and may continue to lead to rising prices or rising interest rates, which has had, and could continue to have a dampening effect on overall economic activity and consumer demand for automotive products and could result in reduced demand for our products. Other adverse changes in economic conditions, including any recession, economic slowdown or disruption of credit markets, may also lead to lower demand for our products. Volatile and uncertain economic conditions can make it difficult to accurately forecast and plan future business activities. This could result in an oversupply of products relative to customer demand. Uncertain general economic conditions, geopolitical factors, such as ongoing trade disputes between the United States and China, the ongoing conflicts in the Middle East and Ukraine, and public health crises, such as the COVID-19 pandemic, may also cause weakness in demand and pricing for semiconductors across applications, and excess inventory resulting in downturns in the semiconductor industry.

In recent years, unfavorable economic conditions have also adversely impacted several financial institutions, and some banks have recently failed and gone into receivership. If banks and other financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC.

In addition, any disruption in the credit markets, including as a result of geopolitical events, volatile macroeconomic conditions, or public health crises, could impede our access to additional capital. If there is limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available on acceptable terms or at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the necessary materials or services to us.
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
Our worldwide operations are subject to political, economic and health risks and natural disasters which could have a material adverse effect on our business operations.

Our business may be impacted by natural disasters, labor strikes, terrorism, war, intensified political unrest, or public health crises, which could disrupt our operations, or those of our suppliers or contract manufacturing facilities, disrupt our distribution channels or supply chains, delay new production and shipments of existing products or result in costly repairs, replacements or other costs, all of which would negatively impact our business. For example, the recent conflict in the Middle East has created global political and economic uncertainty, which may impact to our business, customers, suppliers, employees and operations in Israel, the Middle East and elsewhere. Such events may also result in significant increases in the prices of raw materials used for manufacturing processes. Furthermore, any disaster affecting our customers (or their respective customers) may significantly negatively impact the demand for our products and therefore our revenue. Our offices in California, the production facilities of third-party wafer suppliers, integrated circuit testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. In addition, we rely heavily on internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruptions. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows. There is also increasing concern that climate change may cause a rising number of these natural disasters with potentially dramatic effects on human activity.

In addition, public health crises, such as the COVID-19 pandemic and the efforts to control such crises, have impacted, and could in the future impact our workforce and operations, and those of our customers, suppliers and logistics providers. We experienced disruption to parts of our global semiconductor supply chain and disruptions in commercial transportation infrastructure that resulted in increased customer order lead times as a result of the COVID-19 pandemic, and future public heath crises could have a similar impact on our operations. The degree to which future public health crises ultimately impacts our business and results of operations depend on many factors beyond our control and cannot be predicted.
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
Interruptions in our information systems or networks, including attempted security breaches and other cybersecurity incidents, could adversely affect our business.
We rely on the efficient and uninterrupted operation of complex information technology applications, including third-party cloud applications, systems and networks to operate our business. The reliability and security of information technology infrastructure and software, and our ability to expand and continually update technologies in response to changing needs is critical to our business. Any significant interruption in these applications, systems or networks, including but not limited to new system implementations, computer viruses, cybersecurity incidents, facility issues or energy blackouts, could have a material adverse impact on our business, financial condition and results of operations.
Our business also depends on various outsourced IT services. We rely on third-party vendors to provide critical services and to adequately address cybersecurity threats to their own systems. Any failure of third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity incidents involving our information systems and networks could result in the misappropriation of proprietary information and technology. Although we have taken steps to protect the security of our information systems and networks and the data maintained in those systems and networks, we may experience cybersecurity incidents of varying degrees. It is possible that our current information systems and cybersecurity risk management processes, safety and security measures will not prevent against improper access, data loss, disclosure of proprietary information, or business disruptions in the event of a cybersecurity incident. We continue to develop our cybersecurity risk management processes, including hiring additional personnel and implementing tools, to address an increasingly complex cybersecurity threat landscape, but we cannot assure you that our safety and security measures will prevent all cybersecurity incidents and we may not have sufficient resources to adequately protect against, or to investigate and remediate against all cybersecurity incidents. Additionally, external events, like the conflict between Russia and Ukraine, can increase the likelihood of cybersecurity incidents. There can be no assurance that any cybersecurity incident will not have a material impact on our operations and financial results. There are many evolving risks to cybersecurity, data protection and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. In the event of a security breach or other cybersecurity incident, we, our customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to reputation, and other financial loss.
In addition, the cost and operational consequences of responding to security breaches and other cybersecurity incidents and implementing remediation measures could be significant. We could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection.

Cybersecurity incidents could result in interruptions or delays to us, our customers, or other third-party operations or services, financial loss, potential liability, and damage to our reputation and affect our relationships with customers and suppliers.
Further, we may be subject to theft, loss, or misuse of personal and confidential data regarding our employees, customers and suppliers that is routinely collected, used, stored, and transferred to run our business. Such theft, loss, or misuse could result in significantly increased business and security costs or costs related to defending legal claims.
Global privacy, data protection and cybersecurity legislation, enforcement, and policy activity are rapidly expanding and creating a complex regulatory compliance environment. In addition, even inadvertent failure to comply with federal, state, or international privacy-related, data protection or cybersecurity laws and regulations could result in proceedings against us by governmental entities or others. Our costs to comply with and implement these measures could be significant.
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
Additionally, companies across many industries are facing increasing attention on environmental, social, and governance (“ESG”) matters. Expanding mandatory and voluntary reporting, diligence, and disclosure on ESG topics such as climate change, carbon emissions, water usage, waste management, human capital, forced labor, and risk oversight, may expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We expect these rapidly changing laws, regulations, policies, interpretations, and expectations, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and risk management programs, which could have a material adverse effect on our business, results of operations, and financial condition. If our ESG practices and disclosures do not meet the expectations and standards of our stockholders, customers, and other industry stakeholders, our reputation and business activities also may be negatively impacted.
Risks Related to Doing Business in China

A majority of our consolidated revenue is generated from product sales with a final shipping destination in China, and a portion of our operations are conducted in China through Wuxi, our Chinese subsidiary that we control, and therefore, we face additional risks and uncertainties related to doing business in China in general, including but not limited to the following:
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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to establish and periodically evaluate procedures with respect to our internal controls over financial reporting. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we historically relied on the exemptions provided in the JOBS Act, and consequently were not required to comply with SEC rules that implement Section 404(b). As of December 31, 2023, we are no longer an “emerging growth company.” As a result, we are now required to comply with these rules, we expect to incur additional expenses and devote increased management effort.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, our stakeholders could lose confidence in our financial reporting, which could adversely affect the results of our business and our enterprise value. In connection with our assessment of internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of December 31, 2023 (see Item 9A. Controls and Procedures for additional detail). The deficiencies above led to certain misstatements which were corrected prior to the issuance of the current year financial statements. These material weaknesses create a reasonable possibility that material misstatements to our consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023. The disclosure of these material weaknesses, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our enterprise value.
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
We incur significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.
As a public company, we incur significant legal, accounting, administrative and other costs and expenses. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose various reporting and other obligations on public companies. These public company rules and regulations requires our management and other personnel to devote a substantial amount of time to compliance with these obligations. Moreover, these rules and regulations contribute to increased legal and financial compliance costs and make some activities costly, including activities associated with meeting SEC reporting requirements. These increased costs, which have included expanding our employee base and hiring additional employees to support our operations as a public company, require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. It is also expensive to maintain director and officer liability insurance. Risks associated with our status as a public company may also make it more difficult to attract and retain qualified persons to serve on the Board of Directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs. Furthermore, if any issues in complying with those requirements are identified (for example, identified material weaknesses or significant deficiencies in our internal control over financial reporting), we have in the past, and could in the future, incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In connection with our assessment of internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of December 31, 2023 (see Item 9A. Controls and Procedures for additional detail).

As of December 31, 2023, we are no longer an emerging growth company, as defined under the JOBS Act, and will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to emerging growth companies. In particular, we are now required to, among other things, comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, provide additional disclosure regarding executive compensation in our periodic reports and proxy statements, and hold a nonbinding advisory vote on executive compensation. In addition, we will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Such changes may require us to incur additional costs for compliance.
Risks Related to Ownership of Our Class A Common Stock and Organizational Documents
There can be no assurance we will be able to comply with the continued listing standards of Nasdaq for our Class A common stock.

Our Class A common stock is currently listed on the Nasdaq Stock Market. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. Although we are currently in compliance with such listing standards, we may in the future fall out of compliance with such standards. If we are unable to maintain compliance with these Nasdaq requirements, our Class A common stock will be delisted from Nasdaq. If Nasdaq delists our Class A common stock from trading on its exchange for failure to meet the listing standards, we and our security holders could face significant material adverse consequences including:

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
As of December 31, 2023, we have 400,000,000 shares of Class A common stock authorized, including 18,694,332 shares of Class A common stock issuable upon exchange of ADK LLC units that are held by certain indie Equity Holders, 5,000,000 shares of Class A common stock issuable upon achievement of earn-out, 6,755,699 shares of Class A common stock reserved for issuance under the Equity Incentive Plan and 4,288,027 shares of Class A common stock reserved for issuance under the 2023 Inducement Incentive Plan as described below. Additionally, in connection with our recent acquisitions, we may elect to pay certain contingent considerations due upon achievement of milestone targets in shares of Class A common stock. Our Certificate of Incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the Amended Operating Agreement permits ADK LLC to issue an unlimited number of additional limited liability company interests of ADK LLC with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the ADK LLC units, and which may be exchangeable for shares of Class A common stock. Any Class A common stock that we issue, including under the Equity Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own shares of Class A common stock.
As of December 31, 2023, 164,979,958 shares of Class A common stock have been issued.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Risk Assessment
We have developed policies and processes for assessing, identifying, and managing material risk from cybersecurity threats informed by industry-recognized standards. We have integrated these processes into our overall risk management systems and programs. Our cybersecurity program includes, among other things: procedures to assess material risk from cybersecurity threats, protocols to monitor any potential unauthorized access to, or conducted through, our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein, mechanisms to safeguard network infrastructure, mandatory employee training on information security, and assessing the sufficiency of existing policies, procedures, systems, controls and other safeguards in place to manage such risks. As part of our risk management process, we have engaged and expect to continue to engage third party experts to help identify and assess risks from cybersecurity threats. Our risk management process is also designed to address cybersecurity risks associated with our use of third-party service providers, and includes procedures such as reviewing security audits and controls of these providers during the onboarding process.

In connection with these risk assessments, we design, implement and maintain reasonable safeguards to minimize the identified risks and address identified gaps in existing safeguards, update existing safeguards as necessary and monitor the effectiveness of our safeguards.

As of December 31, 2023, we have not identified any risks from cybersecurity threats (including as a result of any previous cybersecurity incidents) that have materially affected our business strategy, our results of operations or our financial condition, but there can be no guarantee that we will not experience a cybersecurity incident in the future. We can give no assurance that we have detected or protected against all cybersecurity threats or cybersecurity incidents.
For further discussion of cybersecurity risks, please see our Risk Factors discussion under the heading, “Risks Related to Our Intellectual Property, Technology and Cybersecurity.”
Governance

Our Board of Directors (the “Board”) has oversight responsibility over the Company’s strategy and risk management, including material risks related to cybersecurity threats. The Audit Committee of the Board (the “Audit Committee”) oversees the management of systemic risks, including cybersecurity, in accordance with its charter. The Audit Committee receives periodic reports from management concerning our significant cybersecurity threats and risks and the processes we have implemented to address them, and engages in discussions with management regarding the Company’s significant risk exposures and the measures implemented to monitor and control these risks. These discussions include a review of our cybersecurity-related risk assessment and risk management policies.

Management, in coordination with our information technology department, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Management, along with our information technology department, is responsible for approving budgets, approving cybersecurity processes, and reviewing cybersecurity assessments and other cybersecurity-related matters.

Our cybersecurity incident response and vulnerability management processes are designed to escalate cybersecurity incidents to members of management depending on the circumstances. Our information technology department works with management, including the Chief Operating Officer and Chief Financial Officer, to help mitigate and remediate cybersecurity incidents of which they are notified. Our information technology department, led by our director of information technology, includes individuals with over 20 years of prior work experience in various roles involving security, compliance, systems and risk management implementation. In addition, our incident response processes include procedures for reporting material cybersecurity incidents to the Audit Committee for material cybersecurity incidents.
ITEM 2. PROPERTIES
We are headquartered in Aliso Viejo, California with design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan, and several locations throughout China. We engage subcontractors to manufacture our products. The majority of these subcontractors are located in Asia. We periodically evaluate our facility requirements as necessary and believe our existing and planned facilities are sufficient for our needs for at least the next 12 months. The following table sets forth our principal facilities:

Location	Square Footage	Location	Square Footage
Aliso Viejo, California	18,000	Ontario, Canada	10,377
Austin, Texas	5,753	Quebec City, Canada	50,050
Detroit, Michigan	32,700	Schlieren, Switzerland	11,108
San Jose, California	23,135	Shanghai, China	5,162
Edinburgh, Scotland	5,328	Suzhou, China	6,841
Haifa, Israel	6,641
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in disputes, legal proceedings, governmental actions, or subject to claims incident to the ordinary course of business. The outcome of legal proceedings is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. Further, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
Our Class A Common Stock is listed on the Nasdaq Capital Market under the symbol “INDI”.
(b) Holders of Common Stock
As of February 26, 2024, there were approximately 169 holders of record of our Class A common stock, which include the number of shareholders that hold shares in “street name” through banks or broker-dealers.
(c) Dividends
We have not paid any cash dividends on our ordinary shares to date. The payment of any cash dividends will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future.
(d) Issuer Purchases of Equity Securities
We announced on November 16, 2022 that our Board of Directors had authorized the repurchase, from time to time, of up to $50.0 million of Class A common stock and/or warrants to purchase common stock. There were no repurchases of common stock made during the three months ended December 31, 2023. As of December 31, 2023, $42.6 million of the approved balance remains available for future repurchases.
(e) Unregistered Sales of Equity Securities and Use of Proceeds
On various dates between October 2, 2023 and December 15, 2023, the Company issued an aggregate of 346,946 shares of its Class A common stock to three ADK Minority Holders in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the two ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 300,000 shares of Class V common stock held by the ADK Minority Holders were cancelled and 46,946 shares of ADK LLC units were exchanged for Class A common stock.
(f) Performance Graph
The following graph and table compare our stock performance to three stock indices since June 10, 2021, our first trading day, assuming $100 investment was made:

	6/11/2021	12/31/2021	12/31/2022	12/31/2023
indie Semiconductor, Inc.	$100	$111	$54	$75
Nasdaq Capital Market Composite	$100	$82	$46	$41
PHLX Semiconductor Sector	$100	$123	$79	$130
Past stock price performance is not necessarily indicative of future stock price performance.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF INDIE
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of indie and its subsidiaries prior to the consummation of the Transaction. Throughout this section, unless otherwise noted, “indie” refers to indie Semiconductor, Inc. and its consolidated subsidiaries.
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
OUR COMPANY
indie offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. We focus on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China.

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Hungary, Germany, Scotland, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the years ended December 31, 2023, 2022 and 2021 approximately 63%, 54% and 62%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.
Execution of At-The-Market Agreement
On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of December 31, 2023, we had raised gross proceeds of $70.3 million and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57 through this program. For the years ended December 31, 2023 and December 31, 2022, we incurred total issuance costs of $1.1 million and $0.4 million, respectively, in connection with the ATM Agreement.
Warrant Exchange
On September 22, 2023, indie announced the commencement of an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to our outstanding (i) Public Warrants to purchase shares of Class A common stock and (ii) Private Warrants to purchase shares of Class A common stock (together with the Public Warrants, the “Warrants”).

The Offer and the Consent Solicitation expired at 11:59 p.m., Eastern Time on October 20, 2023. Upon expiration of the Offer and the Consent Solicitation, 24,658,461 Warrants, or approximately 90.0% of the outstanding Warrants, were tendered. Subsequently, we issued 7,027,517 shares of Class A common stock, or an exchange ratio of 0.285, for the Warrants tendered in the Offer on October 25, 2023. Additionally, we received the approval of approximately 89.8% of the outstanding Warrants to amend the warrant agreement governing the Warrants (the “Amendment No. 2”), which exceeded the majority of the outstanding warrants required to effect the Amendment No. 2. This amendment permitted us to require that each Warrant that remained outstanding upon settlement of the Exchange Offer to be converted into 0.2565 shares of Class A common stock, which was a ratio 10.0% less than the exchange ratio applicable to the Exchange Offer.

We completed the exchange of the remaining 2,741,426 untendered Warrants on November 9, 2023 through issuance of 703,175 shares of Class A common stock. As a result of the completion of the Exchange Offer and the exchange for the remaining untendered Warrants, the Warrants were suspended from trading on the Nasdaq Capital Market as of the close of business on November 8, 2023, and delisted.
Recent Acquisitions
Kinetic Technologies
On January 25, 2024 (the “Deal Closing Date”), indie and ADK LLC completed an Asset Purchase Agreement (the “APA”), carving out certain assets, including R&D personnel and intellectual properties (“IP”) from Kinetic Technologies (“Kinetic”), in support of a custom product development for a North American electric vehicle OEM. The closing consideration consisted of (i) $4.5 million in cash as the initial cash consideration, subject to adjustments for an adjustment holdback amount of $0.5 million and an indemnity holdback amount of $0.8 million, payable after the 18-month anniversary of the Deal Closing Date in shares of Class A common stock, par value $0.0001 (the “Class A common stock”), (ii) $3.0 million of total contingent considerations, payable in cash or Class A common stock, subject to achievement of certain production based milestones 24 months after the Deal Closing Date, and (iii) $2.5 million of contingent considerations, payable in cash or Class A common stock, subject to achievement of a revenue based milestone 12 months after the Deal Closing Date. The purchase price is subject to working capital and other adjustments as provided the APA.

Exalos AG
On September 18, 2023, Ay Dee Kay Ltd. (“indie UK”) completed its acquisition of all Exalos AG, a Swiss corporation (“Exalos”), pursuant to the Share Sale and Purchase Agreement by and among indie UK, indie and all of the stockholders of Exalos, whereby indie UK acquired all of the outstanding common shares of Exalos. The closing consideration consisted of (i) the issuance by indie of 6,613,786 shares of Class A common stock, with a fair value of $42.8 million; (ii) a contingent consideration with fair value of $13.2 million at closing, payable in cash, subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2.5 million subject to final release 12 months from the acquisition date payable in shares of Class A common stock. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.
GEO Semiconductor Inc.
On February 9, 2023, we entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation (“GEO”), with GEO surviving as a wholly-owned subsidiary of indie (the “Merger”). The aggregate consideration for this transaction consisted of (i) $93.4 million in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock at closing, with a fair value of $75.6 million; (iii) 1,907,180 shares of Class A common stock at closing, with a fair value of $21.0 million payable in the next 24-month period after closing; and (iv) contingent considerations with fair value of $59.3 million at closing payable in cash or in Class A common stock, subject to achieving certain GEO-related revenue targets through September 30, 2024. The purchase price is subject to working capital and other adjustments as provided in the Agreement and Plan of Merger. The transaction was completed on March 3, 2023.
Silicon Radar
On February 21, 2023, Symeo GmbH (“Symeo”), one of our wholly-owned subsidiaries, completed its acquisition of all of the outstanding capital stock of Silicon Radar GmbH (“Silicon Radar”). The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, indie and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9.2 million in cash (including debt payable at closing and net of cash acquired), (ii) the issuance by indie of 982,445 shares of Class A common stock at closing, with a fair value of $9.8 million; and (iii) a contingent consideration with fair value of $9.2 million at closing, payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based and design-win milestones through February 21, 2025. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.
See Note 3 — Business Combinations and Note 23 — Subsequent Event for additional descriptions of these acquisitions.
Reverse Recapitalization with Thunder Bridge Acquisition II
On June 10, 2021, we completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021 (the “MTA”). In connection with the Transaction, Thunder Bridge II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, TB2 was domesticated into a Delaware corporation and merged with and into and a merger subsidiary of Surviving Pubco. Additionally, we consummated a Private Investment in Public Entity (“PIPE”) financing, pursuant to which Surviving Pubco issued 15 million Class A common shares, generating net proceeds of $150 million as a result of the Transaction. Also on June 10, 2021, Surviving Pubco changed its name to indie Semiconductor, Inc., and listed our shares of Class A common stock on The Nasdaq Stock Market LLC under the symbol “INDI.”
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
Upon consummation of the Transaction, indie-designated directors were appointed to seven of the nine seats of the combined Company’s Board of Directors; our Chief Executive Officer and President were appointed as the other two board members; our existing senior management became the senior management of the combined company; and the stockholders of indie at the time of the Transaction became the owners of approximately 26% of the outstanding shares of Class A common stock of the combined company. Accordingly, the Transaction is being accounted for as a reverse recapitalization, whereby indie is the acquirer for accounting and financial reporting purposes and Surviving Pubco, Inc is the legal acquirer. A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the consolidated financial statements of legacy ADK LLC in many respects. The shares remaining after redemptions, and the unrestricted net cash and cash equivalents on the closing of the Transaction, are being accounted for as a capital infusion to ADK LLC.
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
Impact of Macroeconomic Conditions

Current and continued inflationary conditions have led, and may continue to lead to, rising prices or rising interest rates, which has had a dampening effect on overall economic activity and consumer demand for automotive products. Additionally, The recent conflict in the Middle East and the implications of these events has created global political and economic uncertainty. We are closely monitoring developments, including potential impact to our business, customers, suppliers, our employees and operations in Israel, the Middle East and elsewhere. At this time, the impact to indie is subject to change given the volatile nature of the situation.
Results of Operations

A discussion of our results of operations for the year ended December 31, 2021, including a comparison to our results of operations for the year ended December 31, 2022, is included under “Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 28, 2023.
Revenue
We design, develop and manufacture primarily analog, digital and mixed-signal integrated circuits (“ICs”) together with software running on the embedded processors in the majority of the ICs. Our revenue represents both (i) non-recurring engineering (“NRE”) fees for the development of ICs and prototypes and (ii) product sales, the sale of semiconductors under separate commercial supply arrangements.
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
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, board and device costs, manufacturing support costs, including labor and overhead associated with such purchases, final test yield fallout, inventory and warranty provisions, memory and component costs, and shipping costs. Cost of goods sold also includes compensation related to personnel associated with manufacturing and amortization of certain intangible assets acquired through the business combinations. Cost of goods sold generally does not include development costs incurred related to servicing our NRE services contracts, which are recorded to research and development and expensed as incurred.
Research and Development Expense
Costs related to research, design, and development of our products are expensed as incurred. Research and development expense consists primarily of pre-production costs related to the design and development of our products and technologies, including costs related to developing products subsidized by NRE services contracts. This includes costs with customers such as employee compensation, benefits and related costs of sustaining our engineering teams, project material costs, third-party fees paid to consultants, prototype development expenses, costs related to IP licenses, occupancy costs and related overhead based on headcount, other costs incurred in the product design and development process and amortization expenses for certain intangible assets acquired from the business combinations.
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

Other Income (Expense)
Other income (expense) primarily comprises the change in the fair value of the warrants and earn-out liabilities issued as a result of the Transaction and contingent considerations and holdbacks issued as a result of the recent business combinations.
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
Income Tax Benefit
Income tax benefits for the year ended December 31, 2023 are primarily related to the tax effects of our acquisition structure of GEO and release of valuation allowance in China. Income tax benefits for the year ended December 31, 2022 are primarily related to our operations in Canada and Europe.
Refer to Note 18 — Income Tax, in our accompanying financial statements for additional detail.
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Fiscal Years Ended
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$195,624	88%	$89,457	81%	$106,167	119%
Contract revenue	27,545	12%	21,340	19%	6,205	29%
Total revenue	$223,169	100%	$110,797	100%	$112,372	101%
Revenue for the year ended December 31, 2023 was $223.2 million, compared to $110.8 million for the year ended December 31, 2022, an increase of $112.4 million or 101%, which was driven by a $106.2 million increase in product revenue and a $6.2 million increase in contract revenue. The increase in product revenue was due primarily to change in product mix as well as higher product volume (units sold) given the continued growth in demand from our customers globally as well as the recent acquisitions. Increases in average selling price (“ASP”) also contributed to the increase in product revenue year-over-year. The increase in contract revenue of $6.2 million or 29% was primarily due to a higher percentage of completion in the current period as we continue to make progress in the large multi-year non-recurring engineering project that commenced in early 2022.
Operating Expenses

	Fiscal Years Ended
	2023		2022
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$133,606	60%	$60,491	55%	$73,115	121%
Research and development	154,507	69%	121,197	109%	33,310	27%
Selling, general, and administrative	70,479	32%	48,237	44%	22,242	46%
Total operating expenses	$358,592	161%	$229,925	208%	$128,667	56%
Cost of goods sold for the year ended December 31, 2023 was $133.6 million, compared to $60.5 million for the year ended December 31, 2022. The increase of $73.1 million or 121% was primarily due to a $27.4 million increase in product shipments in connection with the increase in products sold as described above, a $21.5 million increase due to change in product mix, and a $8.2 million increase in product cost. Total cost of goods sold for the year ended December 31, 2023 also included an additional $8.7 million increase due to amortization for inventory step-up value and a $6.9 million in amortization related to acquired intangible assets, both in connection with the recent business combinations.
Research and development (“R&D”) expense for the year ended December 31, 2023 was $154.5 million, compared to $121.2 million for the year ended December 31, 2022. This increase of $33.3 million or 27% was primarily due to a $16.1 million increase in personnel costs, a $14.3 million increase in product development costs and a $2.7 million increase in professional and outside services expense, all of which were to support our continuous growth in research and development needs. The increase in R&D expense year-over-year also included a $1.9 million increase in amortization expense related to R&D project licenses and acquired intangible assets from business combinations and offset by a $2.6 million decrease in share-based compensation expense. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the year ended December 31, 2023 was $70.5 million, compared to $48.2 million for the year ended December 31, 2022. The increase of $22.2 million or 46% was primarily due to a $8.6 million increase in personnel costs due to increase in headcount, a $4.2 million increase in share-based compensation expense, and a $3.9 million increase in professional and outside services expenses. Both the increase in personnel costs and share-based compensation expense are primarily driven by increase in headcounts. Total selling, general and administrative expense for the year ended December 31, 2023 also included a $4.6 million increase in intangible asset amortization related to acquired intangible assets from business combinations in comparison to prior year. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

Other income (expense), net

	Fiscal Years Ended
	2023	2022
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$7,801	$2,567	$5,234	204%
Interest expense	(8,650)	(1,692)	(6,958)	411%
Gain (loss) from change in fair value of warrants	7,066	55,069	(48,003)	(87)%
Gain (loss) from change in fair value of contingent considerations and acquisition related holdbacks	(2,985)	9,468	(12,453)	(132)%
Other expense	(1,175)	(107)	(1,068)	998%
Total other income (expense), net	$2,057	$65,305	$(63,248)	(97)%
Interest income for the year ended December 31, 2023 was $7.8 million, compared to $2.6 million for the year ended December 31, 2022. The increase of $5.2 million from the year ended December 31, 2022 was primarily the result of higher cash balances in the 2023 period resulting from proceeds received from the 2027 Notes and increases in interest rates associated with the money market funds and marketable securities.
Interest expense for the year ended December 31, 2023 was $8.7 million, compared to $1.7 million for the year ended December 31, 2022. Interest expense relates to the routine cash and non-cash interest expenses on outstanding debt obligations. The increase was primarily driven by recognizing 12 months of interest expenses in 2023 compared to a partial year in 2022 related to the 2027 Notes.
For the years ended December 31, 2023 and 2022, we recognized gains (losses) from change from change in fair value for warrants, contingent considerations and acquisition-related holdbacks. The gains (losses) recorded represent the following:

i) Warrants: During the year ended December 31, 2023, we recognized a net gain from change in fair value of our warrants of $7.1 million, which reflected the net decrease in fair value of our warrant liability since December 31, 2022 until immediately prior to the completion of our warrant exchange to Class A common stock on November 9, 2023. The net decrease in fair value was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $4.94 per share on November 9, 2023 from $5.83 per share on December 31, 2022. The total liability as of November 9, 2023 was reclassified to Additional Paid in Capital in our consolidated balance sheet. As of December 31, 2023, there was no liability remaining on the balance sheet. During the year ended December 31, 2022, we recognized an unrealized gain from change in fair value of our warrants of $55.1 million, which reflected the decrease in fair value of our warrant liability. The decrease in fair value of our warrant liability was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $5.83 per share on December 31, 2022 from $11.99 per share on December 31, 2021.
ii) Contingent considerations and acquisition-related holdbacks: During the year ended December 31, 2023, we recognized a net unrealized loss from change in fair value of our contingent considerations and acquisition-related holdbacks of $3.0 million, which is primarily contributed by unrealized gains (losses) for the contingent considerations and acquisition related holdbacks of $3.2 million, $(5.7) million and $(0.4) million for Silicon Radar, GEO and Exalos, respectively. During the year ended December 31, 2022, we recognized a net gain from change in fair value of our contingent considerations of $9.5 million, which is primarily contributed by an unrealized gain of $5.8 million and a realized gain of $4.0 million for the contingent considerations related to the Symeo and OnDesign acquisition, respectively. During the year ended December 31, 2022, management determined that the product design specified in the contingent consideration arrangement from the OnDesign acquisition would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero, resulting in a gain of $4.0 million. The net gain from change in fair value relating to Symeo was driven by additional information that became available after the initial purchase price valuation.
Other expense for the year ended December 31, 2023 was $1.2 million, compared to $0.1 million for the year ended December 31, 2022. Other expense relates primarily to the realized and unrealized foreign currency gains and losses during the year. During the year ended December 31, 2023, we recognized a net loss of $0.8 million related to the change in fair value of our currency forward contracts entered during 2023.

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

Income tax benefits for the year ended December 31, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations. Income tax benefits for the year ended December 31, 2022 are primarily related to our operations in Canada and Europe.
JOBS Act
We previously elected to use the extended transition period to comply with new or revised accounting standards applicable to public companies under the JOBS Act available to emerging growth companies (“EGCs”).

The market value of our Class A common stock that is held by non-affiliates exceeded $700 million as of June 30, 2023, and therefore, we no longer qualify for EGC status commencing December 31, 2023. As a result, we are now subject to certain disclosure requirements that previously were not applicable to us as an EGC and no longer have the ability to take advantage of such extended transition period to comply with new or revised accounting standards.

We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for public companies.
Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations and available borrowings under our revolving credit facility. We believe these sources of liquidity will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, the impact of the ongoing conflicts in Ukraine and the Middle East, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of February 29, 2024. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexible access it provides to the capital markets. During the year ended December 31, 2023, we raised gross proceeds of $53.1 million and issued 5,219,500 shares of Class A common stock at an averaged per-share sales price of $10.18 through this program. For the year ended December 31, 2023, we incurred total issuance costs of $1.1 million. As of December 31, 2023, and since the inception of the program we have raised gross proceeds of $70.3 million and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57 and had approximately $79.7 million available for future issuances under the ATM Agreement. As of December 31, 2023, we have incurred total issuance costs of $1.5 million.
On November 21, 2022, we issued $160.0 million in aggregate principal of our 4.50% convertible senior notes which are due in May 2027 (the “2027 Notes”). The 2027 Notes will be convertible into cash, shares of common stock or a combination of cash and common stock at our election. We used the net proceeds from the 2027 Notes to fund the acquisitions of GEO and Silicon Radar as well as a stock repurchase program authorized by our Board of Directors in November 2022. The acquisition of Silicon Radar completed in February 2023 and GEO completed in March 2023, resulted in us funding the cash consideration portion of the purchase price of approximately $9.0 million and $90 million, respectively. The stock repurchase program resulted in us repurchasing 1.1 million shares of our outstanding common stock in November 2022 at an average cost of $6.65 per share, which amounted to a total cash outflow of $7.4 million in 2022.
On November 29, 2022, Wuxi executed a Capital Increase Agreement to raise CNY300.0 million (approximately $42.0 million) of capital by issuing 371,160 shares of its common stock, which represents 16% of Wuxi’s equity at the time of issuance. As a result, indie’s ownership in Wuxi has reduced from 45% to 38% in November 2022. Among other provisions, this agreement includes certain liquidation preferences for the investors of this Capital Increase Agreement as well as an ability to exchange their Wuxi shares for up to 6 million shares of indie’s Class A common stock in the event Wuxi does not successfully complete a local initial public offering (“IPO”) by December 31, 2027. The funds raised are intended to promote Wuxi’s business development and strengthen its capabilities.
In December 2023, employees in Wuxi exercised options granted to them through the Wuxi Employee Equity Incentive Plan (the “Wuxi EIP”) and contributed total capital of CNY88.0 million (approximately $12.3 million) from option proceeds in preparation for a potential IPO in China. The funds will be used by Wuxi for general corporate purposes. Wuxi does not have an obligation to repay the collected capital to its employees in the case of an unsuccessful IPO.
As of December 31, 2023, our balance of cash and cash equivalents was $151.7 million.

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
In January 2022 we completed the acquisition of Symeo, for which we made an initial cash payment of approximately $10.0 million, and an additional $10.0 million was paid in January 2023. We are still subject to an equity based earn out of Class A common stock based on Symeo’s future revenue growth.
In February 2023, we entered into an agreement to acquire GEO. and completed the transaction on March 3, 2023. The closing consideration consisted of (i) $93.4 million in cash (including accrued cash considerations at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock at closing, with a fair value of $75.6 million (iii) 1,907,180 shares of Class A common stock, with a fair value of $21.0 million at closing, payable in the next 24-month period after closing; and (iv) an earn-out with a fair value of $59.3 million at closing payable in cash or in Class A common stock, subject to achieving certain GEO-related revenue targets through September 30, 2024.

Additionally, in February, 2023, we acquired Silicon Radar, for approximately (i) $9.2 million in cash (including debt payable at closing and net of cash acquired), (ii) the issuance by indie of 982,445 shares of Class A common stock at closing, with a fair value of $9.8 million; and (iii) a contingent consideration with fair value of $9.2 million at closing, payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based and design-win milestones through February 21, 2025.
In September 2023, we acquired Exalos. The closing consideration consisted of (i) the issuance by indie of 6,613,786 shares of Class A common stock at closing, with a fair value of $42.8 million; (ii) a contingent consideration with fair value of $13.2 million at closing, payable in cash, subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2.5 million subject to final release 12 months from the acquisition date payable in shares of Class A common stock.
On January 25, 2024, we completed the acquisition of certain business properties from Kinetic through an asset purchase agreement. The closing consideration consisted of (i) $4.5 million in cash as the initial cash consideration, subject to adjustments for an adjustment holdback amount of $0.5 million and an indemnity holdback amount of $0.8 million, (ii) $3.0 million of total contingent considerations, payable in cash or Class A common stock, subject to achievement of certain production based milestone for the next 24 months, or through January 25, 2026, and (iii) $2.5 million of contingent considerations, payable in cash or Class A common stock, subject to achievement of certain revenue based milestones 12 months after January 25, 2024. The indemnity holdback amount is payable within five business days after the 18-month anniversary of the closing date of January 25, 2024 and is payable in shares of Class A common stock.
We expect to continue to incur net operating losses and negative cash flows from operations. We also expect our research and development expenses, general and administrative expenses and capital expenditures will increase over time as we continue to expand our operations, product offerings and customer base.
The following table summarizes our consolidated cash flows for the years ended December 31, 2023 and 2022:

	Fiscal Years Ended
	2023	2022
Net cash used in operating activities	$(104,385)	$(76,746)
Net cash used in investing activities	(107,742)	(16,273)
Net cash provided by financing activities	43,567	192,659
A discussion of our cash flows for the year ended December 31, 2021 is included under “Liquidity and Capital Resources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 28, 2023.

Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.
For the year ended December 31, 2023, net cash used in operating activities was $104.4 million, which included net loss of $128.8 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily consisted of (i) $43.7 million in share-based compensation expense and $31.8 million in depreciation and amortization, which are partially offset by (ii) $3.2 million of net gains resulting from a change in fair value for warrants, contingent considerations, and currency forward contracts. Changes in operating assets and liabilities from operations used $58.1 million of cash, primarily driven by an increase in accounts receivable, prepaid and other current assets and inventory.
Cash used in operating activities during the year ended December 31, 2022 was $76.7 million, which included net loss of $52.8 million and was adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $64.7 million of net gains resulting from a change in fair value for warrants and contingent considerations. These non-cash decreases were partially offset by $41.9 million in share-based compensation expense and $14.8 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $18.1 million of cash primarily driven by an increase in accounts receivable, prepaid and other current assets, and inventory offset by an increase in accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $107.7 million. During the year ended December 31, 2023, the decrease in cash was primarily due to the acquisitions of Exalos, GEO and Silicon Radar for $95.0 million, net of cash acquired, as well as cash used of $12.8 million for the purchase of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.

Net cash used in investing activities for the year ended December 31, 2022 was $16.3 million. During the year ended December 31, 2022, the decrease in cash was primarily due to the acquisition of Symeo for $8.7 million, net of cash acquired, as well as cash used of $7.6 million for the purchase of capital expenditures.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 was $43.6 million, which was primarily attributed to $52.0 million of net proceeds from the issuance of common stock through the ATM and $12.3 million of proceeds related to the Wuxi EIP capital contribution, partially offset by $12.8 million payments on debt obligations and $9.1 million of payments on financed software.
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
Material Cash Obligations
Following is a summary of our material cash obligations as of December 31, 2023, other than contingent consideration payments that may be payable in connection with our previous acquisitions as described above.

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$5,142	$—	$160,000	$—	$165,142
Interest on debt obligations	7,200	14,400	6,300	—	27,900
Operating leases	3,357	5,076	4,048	3,560	16,041
Total contractual obligations	$15,699	$19,476	$170,348	$3,560	$209,083
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a registrant’s financial condition or results of operations. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; business combinations, which impacts the fair value of acquired assets and assumed liabilities; and contingent considerations, which impact the fair value of assumed liabilities and the recording of other income (expense). These policies and significant judgments involved are discussed further below. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies and estimates are described in Note 2 — Summary of Significant Accounting Policies to Item 8 of this Annual Report on Form 10-K.
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
Contingent Considerations
Our contingent consideration obligations are arrangements resulting from acquisitions that involve potential future payment of consideration that is contingent upon the achievement of certain financial metrics. Contingent consideration is recognized at its estimated fair value at the date of acquisition based on our expected future payment, discounted using accepted valuation methodologies.

We review and re-assess the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. We measure contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earnout objective and the timing of the measurement. The fair value measurement includes the following significant inputs: volatility, projected financial information and scenario probability. Significant increases or decreases to any of these inputs in isolation could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid will be recognized in earnings within Other Income (Expense), net on the consolidated statements of operations.
Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 2 — Summary of Significant Accounting Policies in our accompanying financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency translation exchange loss included in determining loss before income taxes was $1.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2023. The aggregate foreign currency translation exchange rate loss included in determining loss before income taxes for the year ended December 31, 2021 was de minimis.

We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $6.2 million and $12.0 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the consolidated balance sheet at December 31, 2023 and 2022, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of December 31, 2023 as the exchange rate for U.S. dollar fluctuates against foreign currencies.
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
Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that totals approximately $151.7 million as of December 31, 2023.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of indie Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the fair value of developed technology intangible asset
As discussed in Notes 1 and 3 to the consolidated financial statements, on March 3, 2023, the Company completed the acquisition of GEO Semiconductor Inc. The transaction was accounted for as a business combination. As a result of the acquisition, the Company recorded a developed technology intangible asset in the amount of $69,330 thousand based on the fair value. The fair value of this intangible asset was estimated using a multi-period excess earnings method approach.
We identified the evaluation of the acquisition-date fair value of the developed technology intangible asset in the GEO Semiconductor Inc. acquisition as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the acquisition-date fair value of the developed technology intangible asset, specifically the forecasted revenue growth rate and discount rate assumptions. Changes in these assumptions could have had a significant effect on the Company’s estimate of fair value. In addition, valuation professionals with specialized skills and knowledge were required to assess the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We assessed the forecasted revenue growth rates by comparing them to the historical growth rates of GEO Semiconductor Inc. and relevant publicly available market data. We assessed the Company’s ability to accurately forecast by comparing the Company’s forecasted revenue growth rates of GEO Semiconductor Inc. to actual results since the acquisition. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by:
•comparing the discount rate to the GEO Semiconductor Inc. weighted average cost of capital (WACC)
•developing a WACC using inputs obtained from publicly available market data and comparing it to the GEO Semiconductor Inc. WACC used by the Company
•recalculating the Company’s determination of the GEO Semiconductor Inc. WACC
•reconciling the Company’s determination of the GEO Semiconductor Inc. WACC to the GEO Semiconductor Inc. weighted average return on assets and internal rate of return.
/s/ KPMG LLP
We have served as the Company’s auditor since 2017.
Irvine, California
February 29, 2024
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
indie Semiconductor, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited indie Semiconductor, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to an ineffective control environment resulting from insufficient number of trained and experienced personnel, ineffective risk assessment, ineffective information and communication, resulting in ineffective general information technology controls and process-level controls across all financial reporting processes, and ineffective monitoring have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Irvine, California
February 29, 2024

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$151,678	$321,629
Restricted cash	—	250
Accounts receivable, net of allowance for doubtful accounts of $192 as of December 31, 2023 and $46 as of December 31, 2022	63,602	26,441
Inventory, net	33,141	13,256
Prepaid expenses and other current assets	23,399	12,290
Total current assets	271,820	373,866
Property and equipment, net	26,966	15,829
Intangible assets, net	208,134	63,117
Goodwill	295,096	136,463
Operating lease right-of-use assets	13,790	12,055
Other assets and deposits	3,070	2,021
Total assets	$818,876	$603,351

Liabilities and stockholders' equity
Accounts payable	$18,405	$14,186
Accrued payroll liabilities	6,621	11,541
Accrued expenses and other current liabilities	21,411	10,659
Contingent considerations	83,903	2,500
Intangible asset contract liability	4,429	9,377
Current debt obligations	4,106	15,700
Total current liabilities	138,875	63,963
Long-term debt, net of current portion	156,735	155,699
Warrant liability	—	45,398
Intangible asset contract liability, net of current portion	—	4,177
Deferred tax liabilities, non-current	13,696	7,823
Operating lease liability, non-current	10,850	10,115
Other long-term liabilities	21,695	1,844
Total liabilities	341,851	289,019
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 164,979,958 and 129,265,882 shares issued, 163,193,278 and 126,824,465 shares outstanding as of December 31, 2023 and December 31, 2022, respectively.	16	13
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 18,694,332 and 21,381,476 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	2	2
Additional paid-in capital	813,742	568,564
Accumulated deficit	(361,441)	(243,816)
Accumulated other comprehensive loss	(6,170)	(11,951)
indie’s stockholders’ equity	446,149	312,812
Noncontrolling interest	30,876	1,520
Total stockholders' equity	477,025	314,332
Total liabilities and stockholders' equity	$818,876	$603,351
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenue:
Product revenue	$195,624	$89,457	$43,796
Contract revenue	27,545	21,340	4,616
Total revenue	223,169	110,797	48,412
Operating expenses:
Cost of goods sold	133,606	60,491	28,703
Research and development	154,507	121,197	58,117
Selling, general, and administrative	70,479	48,237	36,384
Total operating expenses	358,592	229,925	123,204
Loss from operations	(135,423)	(119,128)	(74,792)
Other income (expense), net:
Interest income	7,801	2,567	49
Interest expense	(8,650)	(1,692)	(1,239)
Gain from change in fair value of SAFEs	—	—	21,600
Gain (loss) from change in fair value of warrants	7,066	55,069	(26,060)
Loss from change in fair value of earn-out liabilities	—	—	(38,758)
Gain (loss) from change in fair value of contingent considerations and acquisition related holdbacks	(2,985)	9,468	(80)
Gain from extinguishment of debt	—	—	304
Other income (expense)	(1,175)	(107)	42
Total other income (expense), net	2,057	65,305	(44,142)
Net loss before income taxes	(133,366)	(53,823)	(118,934)
Income tax benefit	4,534	1,035	327
Net loss	(128,832)	(52,788)	(118,607)
Less: Net loss attributable to noncontrolling interest	(11,207)	(9,388)	(30,563)
Net loss attributable to indie Semiconductor, Inc.	$(117,625)	$(43,400)	$(88,044)

Net loss attributable to common shares —basic	$(117,625)	$(43,400)	$(88,044)
Net loss attributable to common shares —diluted	$(117,625)	$(43,400)	$(88,044)

Net loss per share attributable to common shares —basic	$(0.81)	$(0.37)	$(1.26)
Net loss per share attributable to common shares —diluted	$(0.81)	$(0.37)	$(1.26)

Weighted average common shares outstanding—basic	145,188,867	118,660,785	70,012,112
Weighted average common shares outstanding—diluted	145,188,867	118,660,785	70,012,112

See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(128,832)	$(52,788)	$(118,607)
Other comprehensive loss:
Foreign currency translation adjustments	5,781	(10,624)	(1,365)
Comprehensive loss	(123,051)	(63,412)	(119,972)

Less: Comprehensive loss attributable to noncontrolling interest	(11,545)	(10,130)	(30,654)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(111,506)	$(53,282)	$(89,318)
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except share amounts)

	Common Stock Class A		Common Stock Class V		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit) Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	34,413,634	$3	33,373,294	$3	$43,155	$(153,264)	$(209)	$(110,312)	$8,820	$(101,492)

Vesting of equity awards	1,943,838	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	22,905	—	—	22,905	—	22,905
Net loss through June 10, 2021	—	—	—	—	—	(2,619)	—	(2,619)	(586)	(3,205)
Reverse recapitalization on June 10, 2021	60,441,289	6	454,077	—	251,229	—	—	251,235	—	251,235
Reverse recapitalization: ADK Minority Holders interest on June 10, 2021	(378,605)	—	—	—	(36,831)	40,892	40	4,101	(4,101)	—
Net loss after June 10, 2021	—	—	—	—	—	(85,425)	—	(85,425)	(29,977)	(115,402)
Reclassification of earn-out liability	—	—	—	—	158,517	—	—	158,517	—	158,517
Issuance per Exchange of Class V to Class A	3,379,290	—	(3,379,290)	—	(3,237)	—	—	(3,237)	3,237	—
Issuance per Exchange of ADK LLC units to Class A	55,601	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	796,590	—	—	—	(1,778)	—	—	(1,778)	—	(1,778)
Issuance per TeraXion acquisition	5,805,144	1	—	—	81,275	—	—	81,276	1,165	82,441
Release of shares previously held in escrow	1,725,000	1	—	—	(344)	—	—	(343)	344	1
Foreign currency translation adjustment	—	—	—	—	—	—	(1,274)	(1,274)	(91)	(1,365)
Balance as of December 31, 2021	108,181,781	$11	30,448,081	$3	$514,891	$(200,416)	$(1,443)	$313,046	$(21,189)	$291,857

Vesting of equity awards	652,878	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	35,285	—	—	35,285	—	35,285
Issuance per Exchange of Class V to Class A	10,962,484	1	(10,962,484)	(1)	(10,897)	—	—	(10,897)	10,897	—
Issuance per Exchange of ADK LLC units to Class A	103,923	—	—	—	—	—	—	—	—	—
Issuance on earn out awards — first milestone	3,074,779	1	1,895,879	—	872	—	—	873	(873)	—
Issuance per net settlement of equity awards and cash exercise of stock options	2,829,385	—	—	—	(864)	—	—	(864)	967	103
Share Repurchase in connection with 2027 Notes	(1,112,524)	—	—	—	(7,404)	—	—	(7,404)		(7,404)
Wuxi Capital Raise	—	—	—	—	19,857	—	116	19,973	21,848	41,821
Issuance in connection with At-The-Market equity offering	2,131,759	—	—	—	16,824	—	—	16,824	—	16,824
Net loss	—	—	—	—	—	(43,400)	—	(43,400)	(9,388)	(52,788)
Foreign currency translation adjustment	—	—	—	—	—	—	(10,624)	(10,624)	(742)	(11,366)
Balance as of December 31, 2022	126,824,465	$13	21,381,476	$2	$568,564	$(243,816)	$(11,951)	$312,812	$1,520	$314,332

Vesting of equity awards	712,653	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	43,279	—	—	43,279	—	43,279

Issuance per Exchange of Class V to Class A	2,687,144	—	(2,687,144)	—	(3,280)	—	—	(3,280)	3,280	—
Issuance per Exchange of ADK LLC units to Class A	175,622	—	—	—	(17)	—	—	(17)	17	—
Issuance per net settlement of equity awards and cash exercise of stock options	3,898,090	—	—	—	(681)	—	—	(681)	712	31
Wuxi Equity Incentive Plan ("EIP") capital paid in	—	—	—	—	4,244	—	—	4,244	8,102	12,346
Issuance per net settlement of bonus	752,242	—	—	—	6,757	—	—	6,757	—	6,757
Issuance in connection with At-The-Market equity offering	5,219,500	—	—	—	45,475	—	—	45,475	6,523	51,998
Issuance per exchange for warrants	7,730,692	1	—	—	34,086	—	—	34,087	4,244	38,331
Issuance per settlement of contingent considerations and acquisition-related holdbacks	727,871	—	—	—	4,531	—	—	4,531	628	5,159
Issuance per acquisition of GEO Semiconductor Inc.	6,868,768	1	—	—	65,106	—	—	65,107	10,449	75,556
Issuance per acquisition of Exalos AG	6,613,786	1	—	—	37,455	—	—	37,456	5,335	42,791
Issuance per acquisition of Silicon Radar GmbH	982,445	—	—	—	8,223	—	—	8,223	1,611	9,834
Net loss	—	—	—	—	—	(117,625)	—	(117,625)	(11,207)	(128,832)
Foreign currency translation adjustment	—	—	—	—	—	—	5,781	5,781	(338)	5,443
Balance as of December 31, 2023	163,193,278	$16	18,694,332	$2	$813,742	$(361,441)	$(6,170)	$446,149	$30,876	$477,025

See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(128,832)	$(52,788)	$(118,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,848	14,812	5,967
Amortization of inventory step-up	9,826	—	—
Allowance for credit losses and inventory reserves	892	1,586	15
Share-based compensation	43,710	41,885	22,905
Amortization of discount and cost of issuance of debt	997	417	198
Gain from change in fair value remeasurement of SAFEs	—	—	(21,600)
(Gain) loss from change in fair value of warrants	(7,066)	(55,069)	26,060
(Gain) loss from change in fair value of contingent considerations and acquisition-related holdbacks	2,985	(9,468)	38,889
(Gain) loss from change in fair value of currency forward contract	850	(208)	—
Gain from extinguishment of debt	—	—	(304)
Deferred City Semi compensation	54	222	500
Deferred tax liabilities	(4,198)	(2,002)	(516)
Amortization of right-of-use assets	2,737	1,949	—
Other	(40)	8	(86)
Changes in operating assets and liabilities:
Accounts receivable	(32,199)	(12,161)	(4,477)
Inventory	(5,785)	(4,299)	(3,171)
Accounts payable	(1,697)	7,419	(2,476)
Accrued expenses and other current liabilities	(3,302)	1,665	1,432
Accrued payroll liabilities	(562)	528	3,950
Deferred revenue	91	(301)	(837)
Prepaid and other current assets	(10,298)	(8,175)	(3,706)
Operating lease liabilities	(2,500)	(1,488)	—
Other long-term liabilities	(1,896)	(1,278)	45
Net cash used in operating activities	(104,385)	(76,746)	(55,819)
Cash flows from investing activities:
Purchases of property and equipment	(12,752)	(7,568)	(2,682)
Purchases of intangible assets	—	—	(1,388)
Business combinations, net of cash	(94,990)	(8,705)	(80,256)
Net cash used in investing activities	(107,742)	(16,273)	(84,326)
Cash flows from financing activities:
Proceeds from issuance of SAFEs	—	—	5,000
Proceeds from reverse recapitalization	—	—	377,663
Issuance costs related to reverse recapitalization	—	—	(19,902)
Redemption of Class H units	—	—	(900)
Proceeds from issuance of common stock/At-the-market offering	53,136	17,203	—
Offering costs for the issuance of common stock/At-the-market offering	(1,138)	(379)	—
Proceeds from Wuxi Capital Raise	—	41,861	—
Issuance Costs related to Wuxi Capital Raise	—	(39)	—
Wuxi EIP capital paid in	12,346	—	—
Proceeds from issuance of debt obligations	1,148	161,507	775

Issuance and discount costs related to 2027 Notes	—	(5,374)	—
Repurchase of common stock	—	(7,404)	—
Payments on debt obligations	(12,831)	(2,158)	(17,543)
Payments on financed software	(9,125)	(4,161)	(2,270)
Deferred payments on business combination	—	(7,500)	—
Payments of City Semi deferred compensation	—	(1,000)	(399)
Taxes paid related to net share settlement of vested equity awards	—	—	(1,844)
Proceeds from exercise of stock options	31	103	66
Net cash provided by financing activities	43,567	192,659	340,646
Effect of exchange rate changes on cash, and cash equivalents	(1,641)	2,774	265
Net increase (decrease) in cash and cash equivalents	(170,201)	102,415	200,766
Cash, cash equivalents, and restricted cash at beginning of period	321,879	219,464	18,698
Cash, cash equivalents, and restricted cash at end of period	$151,678	$321,879	$219,464

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,421	$376	$1,234

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$(300)	$1,464	$240
Conversion of historical members' equity	$—	$—	$41,278
Class G warrants cashless exchange	$—	$—	$407
Conversion of SAFEs	$—	$—	$86,100
Conversion of Embry Notes	$—	$—	$4,119
Recognition of earn-out considerations	$—	$—	$119,759
Recognition of warrant liabilities	$—	$—	$74,408
Accrual for purchases of intangible assets	$—	$—	$17,820
Fair value of common stock issued for business combination	$128,181	$—	$82,441
Fair value of common stock issued to satisfy contingent considerations and acquisition-related holdbacks	$5,159	$—	$—
Fair value of common stock issuable for business combination	$23,479	$—	$—
Contingent consideration for business combination	$81,745	$7,836	$4,000
Accrual for purchase consideration for business combination	$800	$9,674	$7,500
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
1)Nature of the Business and Basis of Presentation
indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) and its subsidiaries are collectively referred to herein as the “Company.” The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Boston, Massachusetts; Detroit, Michigan; San Francisco and San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.
Execution of At-The-Market Agreement
On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexible access that it provides to the capital markets. As of December 31, 2023, and since the inception of the program indie has raised gross proceeds of $70,339 and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57 and had approximately $79,661 available for future issuances under the ATM Agreement. During the year ended December 31, 2023, indie raised gross proceeds of $53,136 and issued 5,219,500 shares of Class A common stock at an average per-share sales price of $10.18. For the year ended December 31, 2023, indie incurred total issuance costs of $1,136.
Warrant Exchange
On September 22, 2023, indie announced the commencement of an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding (i) Public Warrants to purchase shares of Class A common stock of the Company and (ii) Private Warrants to purchase shares of Class A common stock (together with the Public Warrants, the “Warrants”).
The Offer and the Consent Solicitation expired at 11:59 p.m., Eastern Time on October 20, 2023. Upon expiration of the Offer and the Consent Solicitation, 24,658,461 Warrants, or approximately 90.0% of the outstanding Warrants, were tendered. Subsequently, the Company issued 7,027,517 shares of Class A common stock, or an exchange ratio of 0.285, for the Warrants tendered in the Offer on October 25, 2023. Additionally, the Company received the approval of approximately 89.8% of the outstanding Warrants to amend the warrant agreement governing the Warrants (the “Amendment No. 2”), which exceeded the majority of the outstanding warrants required to effect the Amendment No. 2. This amendment permitted the Company to require that each Warrant that remained outstanding upon settlement of the Exchange Offer to be converted into 0.2565 shares of Class A common stock, which was a ratio 10.0% less than the exchange ratio applicable to the Exchange Offer.
The Company completed its exchange of the remaining 2,741,426 untendered Warrants on November 9, 2023 through the issuance of 703,175 shares of Class A common stock. As a result of the completion of the Exchange Offer and the exchange for the remaining untendered Warrants, the Warrants were suspended from trading on the Nasdaq Capital Market as of the close of business on November 8, 2023, and delisted.
Recent Acquisitions

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
On February 9, 2023, indie entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, merged with and into GEO Semiconductor Inc., a Delaware corporation (“GEO”), with GEO surviving as a wholly-owned subsidiary of indie. The aggregate consideration for this transaction consisted of (i) $93,448 in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock, with a fair value of $75,556; (iii) 1,907,180 shares of Class A common stock, with a fair value of $20,979 payable in the next 24-month period after closing through March 3, 2025 for the purpose of adjustment and indemnity holdbacks; and (iv) an earn-out with fair value of $59,280 at closing payable in cash or in Class A common stock, subject to achieving certain GEO-related revenue targets through September 30, 2024. The purchase price is subject to working capital and other adjustments as provided in the Agreement and Plan of Merger. The transaction was completed on March 3, 2023.
On February 21, 2023, Symeo GmbH (“Symeo”), a wholly-owned subsidiary of the Company, completed its acquisition of all of the outstanding capital stock of Silicon Radar GmbH (“Silicon Radar”). The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, the Company and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9,245 in cash (including debt payable at closing and net of cash acquired), (ii) the issuance by indie of 982,445 shares of Class A common stock at closing, with a fair value of $9,834; and (iii) a contingent consideration with fair value of $9,240 at closing, payable in cash or in Class A common stock, subject to Silicon Radar’s achievement of certain revenue-based milestones through February 21, 2025. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.
On September 18, 2023, Ay Dee Kay Ltd., a wholly-owned subsidiary of the Company, completed its acquisition of Exalos AG, a Swiss corporation (“Exalos”), pursuant to that Share Sale and Purchase Agreement by and among indie, Ay Dee Kay Ltd., and all of the stockholders of Exalos, whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of Exalos. The closing consideration consisted of (i) the issuance by indie of 6,613,786 shares of Class A common stock at closing, with a fair value of $42,791; (ii) a contingent consideration with fair value of $13,225 at closing, payable in cash or shares subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2,500 subject to final release 12 months from the acquisition date and payable in shares of Class A common stock. The purchase price is subject to working capital and other adjustments as provided in the Share Sale and Purchase Agreement.
See Note 3 — Business Combinations for additional description of these acquisitions.
Reverse Recapitalization with Thunder Bridge Acquisition II
On June 10, 2021 (the “Closing Date”), the Company completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd. (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021. In connection with the Transaction, Thunder Bridge Acquisition II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, and TB2 was domesticated into a Delaware corporation and merged with and into a merger subsidiary of Surviving Pubco. Immediately prior to the closing of the Transaction (the “Closing”), shareholders of TB2 redeemed an aggregate of 9,877,106 common shares of TB2 and the outstanding common shares and warrants of TB2 were converted into 24,622,894 Class A common shares of Surviving Pubco and 17,250,000 warrants to purchase Class A common shares of Surviving Pubco. The outstanding common shares and warrants of TB2 sponsors were converted into 8,625,000 shares of Class A common shares and 8,650,000 private placement warrants. In addition, TB2 issued 1,500,000 working capital warrants to an affiliate of the sponsor in satisfaction of a working capital promissory note (see Note 9 — Warrant Liability). Concurrent with the Closing, TB2 raised $150,000 in a Private Investment in Public Entity (“PIPE”) financing, pursuant to which Surviving Pubco issued 15,000,000 Class A common shares. On the Closing Date, Surviving PubCo changed its name to indie Semiconductor, Inc., and listed its shares of Class A common stock on the Nasdaq under the symbol “INDI.”
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
3,450,000 Class A common shares of indie were issued and held in escrow (“Escrow Shares”) for the potential future release to the sponsors of TB2 in the event the earn-out milestones are met. Additionally, the former owners of ADK LLC may be entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the earn-out milestones are met. See Note 10 — Contingent and Earn-Out Liabilities for the milestone details.
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
Amendments to Articles of Incorporation

indie held its 2023 annual meeting of stockholders (the “Annual Meeting”) on June 21, 2023. At the Annual Meeting, the Company’s stockholders approved the amendment of the Company’s existing Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock, from 250,000,000 to 400,000,000 (the “Amendment”).

The Board of Directors previously approved the Amendment, subject to and conditioned upon stockholder approval at the Annual Meeting. Following stockholder approval of the Amendment, the Company prepared an Amended and Restated

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Certificate of Incorporation to reflect the Amendment. The Amended and Restated Certificate of Incorporation became effective upon its filing with the Secretary of State of the State of Delaware on June 22, 2023.
Risks and Uncertainties

Current and continued inflationary conditions have led, and may continue to lead to rising prices or rising interest rates, which has had a dampening effect on overall economic activity and consumer demand for automotive products. Additionally, the conflict in the Middle East and the implication of this event has created global political and economic uncertainty. The Company is closely monitoring developments, including potential impact to the Company’s business, customers, suppliers, its employees and operations in Israel, the Middle East and elsewhere. At this time, the impact to indie is subject to change given the volatile nature of the situation.
Basis of Presentation
The consolidated financial statements are prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which 90% was owned by indie as of December 31, 2023. ADK LLC’s consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH, Symeo GmbH and Silicon Radar GmbH, all of which are private limited liability companies incorporated under the laws of Germany, Exalos AG, a company limited by shares organized under the laws of Switzerland, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc., a company incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with 59% voting controlled and 34% owned by the Company as of December 31, 2023 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.
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

Reclassifications

Certain prior year amounts in the consolidated balance sheet have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
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
On an ongoing basis, management evaluates its estimates assumptions, including those related to (i) the collectability of accounts receivable; (ii) write-down for excess and obsolete inventories; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) amounts recorded in connection with acquisitions; (vii) recoverability of intangible assets and goodwill; (viii) the recognition and disclosure of fair value of debt instruments and contingent liabilities; (ix) the computation of share-based compensation; (x) accrued expenses; and (xi) the recognition of revenue based on a cost-to-cost measure of progress for certain engineering services contracts. These estimates are based on historical data and experience, as well as various other

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with estimates related to the valuation of certain financial instruments and assets acquired in connection with acquisitions. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.
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
Forward Exchange Contracts
The Company’s forward exchange contracts, which are used to hedge anticipated U.S. dollar denominated sales and purchases as well as other foreign currency denominated sales and purchases such as Canadian Dollar, Euro and Great British Pound, do not qualify for hedge accounting and are recognized at fair value. Any change in the fair value of these contracts is reflected as part of Other income (expense), net in the consolidated statement of operations.
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
Emerging Growth Company
The Company previously elected to use the extended period to comply with new or revised accounting standards applicable to public companies under Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). The market value of the Company’s common stock held by non-affiliates exceeded $700 million as of June 30, 2023, and therefore, the Company no longer qualifies for emerging growth company status as of December 31, 2023. As a result, the Company is now subject to certain disclosure requirements that have not been applicable to the Company as an emerging growth company, and no longer has the ability to take advantage of the extended transition period to comply with new or revised accounting standards.
Cash and Cash Equivalents
Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. As of December 31, 2023 and 2022, cash and cash equivalents consisted of money market funds and cash deposits that were held by reputable financial institutions in local jurisdictions of the Company’s subsidiaries including primarily the U.S., Canada, China, Germany, Great Britain and Switzerland denominated in U.S. dollars and local currency.
Accounts Receivable
Accounts receivable consist of amounts due primarily from customers for product sales and engineering services agreements. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company accounts for potential losses in

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
accounts receivable utilizing the allowance method. The Company closely monitors outstanding accounts receivable and considers its knowledge of customers, historical losses, and current and expected economic conditions in establishing the allowance for doubtful accounts. The Company did not have any write-offs in any period presented.
Concentration of Credit Risk
The Company deposits its cash with large financial institutions. At times, the Company’s cash balances with individual banking institutions will exceed the limits insured by the FDIC, however, the Company has not experienced any losses on such deposits.
The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit history and generally does not require collateral. Credit losses, if any estimated, are provided for in the consolidated financial statements and consistently have been within management’s expectations. See Note 15 — Revenue — Concentrations.
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
Intangible Assets, Net
The Company’s intangible assets include intangible assets acquired from business combinations, intellectual property (“IP”) and software licensed from third parties. The majority of the intangible assets have finite lives, except for those related to in-progress research and development (“IPR&D”), and are amortized over a period of two to ten years, on a straight-line basis, which approximates the pattern in which economic benefits of these assets are expected to be utilized. IPR&D is considered to have indefinite life until the abandonment or completion of the associated research and development efforts. If the development is abandoned in the future, these assets will be expensed in the period of abandonment. If and when the development activities are completed, IPR&D assets will be reclassified to developed technology, management will make a determination of the useful lives and methods of amortization of these assets.
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
Significant judgment may be required when goodwill is assessed for impairment. Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of fair value of each reporting unit. The Company did not record any impairment to goodwill for the years ended December 31, 2023, 2022 and 2021.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting of property and equipment, right-of-use assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the carrying amount of an asset (or asset group) exceeds its estimated undiscounted future cash flows, an impairment charge is recognized to the extent the fair value is less than the carrying value. The Company did not record any impairment to long-lived assets for the years ended December 31, 2023, 2022 and 2021.
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
The Company’s fair value measurements in each reporting period include cash equivalents, debt instruments, share-based awards, simple agreements for future equity (“SAFEs”), warrants, contingent considerations and earn-out liabilities. The Company’s financial instruments of accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The Company remeasured its SAFEs and warrants, and continues to remeasure its contingent considerations and earn-out liabilities associated with business combinations using Level 3 fair value measurements.
Warrant Liability
The Company accounted for the public and private placement warrants issued in connection with the Transaction in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants did not meet the definition of a derivative as contemplated in ASC 815, the warrants were measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized as a component of Other income (expense), net on the consolidated statement of operations. As of November 9, 2023, indie completed the exchange of the warrants, which eliminated the need for future remeasurement of the warrant liabilities.
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
The Company’s policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant as of both December 31, 2023 and 2022 and accordingly, no costs have been capitalized.
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

Upon adoption of ASC 842, Leases, the Company elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. Further, the Company elected to exclude short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease for certain asset classes.
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
The determination of fair value of restricted and certain market- or performance-based stock awards and units is based on the value of the Company’s stock on the date of grant with performance-based awards and units adjusted for the actual outcome of the underlying vesting conditions. The determination of fair value of shares issued through the Company’s Employee Equity Participation Plan and options granted are based on the Black-Scholes model. The fair value of market-based awards is based on Monte Carlo Simulations analysis.
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

Income taxes are recognized based upon our underlying annual blended federal, state and foreign income tax rates for the year. As the sole managing member of ADK LLC, indie Semiconductor, Inc. consolidates the financial results of ADK LLC and its subsidiaries. Further, indie Semiconductor Inc. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of ADK LLC, as well as any stand-alone income or loss generated by indie. Income tax benefits for the year ended December 31, 2023 are primarily related to the tax effects of our acquisition structure of GEO and release of valuation allowance in China. Income tax benefits for the year ended December 31, 2022 are primarily related to our operations in Canada and Europe.

The Company accounts for income taxes under the asset and liability method pursuant to ASC 740 for its corporate subsidiaries. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2023, the Company continues to maintain a full valuation allowance against its deferred tax assets in the US, but has released the valuation allowance for entities in China.

The Company recognizes liabilities for uncertain tax positions based on a two-step process regarding recognition and measurement. The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities based on the technical merits of the position. The Company then measures the tax benefits recognized in the financial statements from such positions based on the largest benefit greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority. The changes in recognition or measurement are reflected in the period in which the change in judgment occurs based on new information not previously available. As of December 31, 2023, the Company has not identified any uncertain tax positions.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The Company records interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2023, no accrued interest or penalties are recorded on the consolidated balance sheet, and the Company has not recorded any related expenses.
Comprehensive Loss
Other comprehensive loss consists of two components, net loss and other comprehensive income (loss) (“OCI”). OCI refers to revenue, expenses and gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity and excluded from net income (loss). indie’s OCI consists of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency. Foreign currency translation gain (loss) adjustments of $5,781, ($10,624) and $(1,365) represent the difference between net loss and comprehensive loss for the years ended December 31, 2023, 2022 and 2021, respectively.
Net Loss Per Share Attributable to Common Stockholders
The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The computation of net loss attributable to common stockholders is computed by deducting net earnings or loss attributable to non-controlling interests from the consolidated net earnings or loss. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of (i) the treasury stock method for assumed exercise of stock options, vesting of outstanding equity awards; and (ii) if-converted method for assumed issuance of shares related to the convertible debt.
Stock Repurchase
The Company accounts for stock repurchases in the consolidated balance sheet by reducing common stock for the par value of the shares, reducing paid-in capital for the amount in excess of par to zero during the period in which the shares are repurchased, and recording the residual amount, if any, to retained earnings.
Recent Accounting Pronouncements
Recently Issued Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, since the amendments require only enhancement of existing income tax disclosures in the notes to the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses, segment profit or loss (after significant segment expenses), and allows reporting of additional measures of a segments profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to provide specific guidance to eliminate diversity in practice on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts from customers in a business combination consistent with revenue contracts with customers not acquired in an acquisition. The amendments in this update provide that the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (that is, the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. These amendments were effective for the Company in 2023. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations.
In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivable, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in 2023. The Company adopted the guidance as of January 1, 2023 and the impact to its consolidated financial statements was not material.
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
The Company applied the transition requirements on the adoption date of January 1, 2022, rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. In addition, the Company elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. The Company also elected to use the hindsight practical expedient to consider any facts or circumstances that have changed through the January 1, 2022 adoption date that may affect the lease term due to renewal options and assess the impairment of the right-of-use asset. As an accounting policy election, the Company also excluded short-term leases (term of 12 months or less) from the balance sheet presentation and accounted for non-lease and lease components in a contract as a single lease component for certain asset classes. Effective January 1, 2022, the Company recorded the impact on its consolidated balance sheet from the recognition of ROU asset and lease liability of $10,344. The impact to its consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows is not material. See Note 19 — Leases, for additional details.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 (and December 15, 2021 for nonpublic companies) and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company adopted ASU 2019-12 as of January 1,

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
2022 on a prospective basis. The standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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
3)Business Combinations
The Company acquired Symeo in January 2022, Silicon Radar in February 2023, GEO in March 2023 and Exalos in September 2023. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The following presents the preliminary allocation of the purchase consideration

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
to the assets acquired and liabilities assumed for Exalos, and the final allocation of the purchase consideration to the assets acquired and liabilities assumed for Silicon Radar, GEO, and Symeo as of December 31, 2023:

	Exalos	Silicon Radar	GEO	Symeo
Purchase price — cash consideration paid	$—	$8,653	$91,076	$10,000
Purchase price — cash consideration accrued	—	800	3,464	9,674
Less: cash acquired	(3,439)	(208)	(1,092)	(1,295)
Net cash consideration	$(3,439)	$9,245	$93,448	$18,379

Purchase price — equity consideration issued (common stock)	$42,791	$9,834	$75,556	$—
Purchase price — equity consideration issuable (common stock)	2,500	—	20,979	—
Total equity consideration	$45,291	$9,834	$96,535	$—

Earn out shares	$—	$—	$—	$7,836
Contingent consideration	13,225	9,240	59,280	—
Net consideration	$55,077	$28,319	$249,263	$26,215

Estimated fair value of net assets and liabilities assumed:
Current assets other than cash	$4,408	$2,979	$24,043	$2,767
Property and equipment	1,001	781	178	1,039
Developed technology	7,968	4,950	69,330	5,060
In-process research & development	7,968	8,870	27,040	4,060
Customer relationships	5,312	4,340	14,220	4,510
Backlog	664	150	390	350
Trade name	3,984	2,130	10,320	2,590
Operating lease right-of-use assets step-up	664	—	—	—
Other non-current assets	—	17	10	36
Current liabilities	(3,541)	(1,585)	(6,084)	(1,461)
Deferred revenue	—	(512)	—	—
Deferred tax liabilities, non-current	(5,318)	(2,772)	(1,982)	(1,055)
Other non-current liabilities	—	—	(711)	—
Total fair value of net assets acquired	$23,110	$19,348	$136,754	$17,896

Goodwill	$31,967	$8,971	$112,509	$8,319
For all acquisitions, trade receivables and payables, as well as other current and non-current assets and liabilities and deferred revenue, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates.
Because the acquisition related to Exalos occurred relatively recently, and in light of the magnitude of the transaction, the significant information to be obtained and analyzed and the fact that Exalos resides in a foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. Changes in the estimated fair values of the net assets recorded for the business combination of Exalos upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined. As of February 29,

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
2024, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, inventory, property, plant and equipment, identifiable intangible assets, other assets, deferred taxes, goodwill, tax uncertainties, income taxes payable and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill and deferred tax.
The aggregated amount of revenue from the acquired businesses in 2023 included in the Company’s consolidated statement of operations from their acquisition dates through December 31, 2023 is $59,687. It is impracticable for the Company to disclose the aggregated net earnings of these business combinations included in the Company’s consolidated statement of operations from their acquisition dates through December 31, 2023 as the Company merged GEO into ADK LLC shortly after the acquisition such that the operating activities are comingled within ADK LLC.
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
The Company incurred various acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total costs incurred are $621 for the year ended December 31, 2023
The Company maintains an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extends for 12 months from the closing date and will be paid in shares of Class A common stock.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $13,225 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches, both subject to Exalos achieving certain revenue targets. Both tranches are payable in cash or Class A common stock, at indie’s election, up to a maximum of $20,000, upon the achievement of revenue threshold of $19,000 for the twelve-month period ending on September 30, 2024 and the achievement of revenue threshold of $21,000 for the twelve-month period ending on September 30, 2025, respectively. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The first tranche of this earn-out liability is reflected in Contingent considerations and the second tranche is reflected in Other long-term liabilities in the consolidated balance sheet as of December 31, 2023.
Pro forma financial information for Exalos is not disclosed as the results are not material to the Company’s consolidated financial statements.
Acquisition of GEO Semiconductor Inc.
On February 9, 2023, indie entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation, with GEO surviving as a wholly-owned subsidiary of indie. The aggregate consideration for this transaction consisted of (i) $93,448 in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock at closing, with a fair value of $75,556; (iii) 1,907,180 shares of Class A

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
common stock at closing, with a fair value of $20,979 payable in the next 24-month period after closing for the purpose of adjustment and indemnity holdbacks; and (iv) contingent consideration with fair value of $59,280 at closing payable in cash or in Class A common stock, subject to achieving certain GEO-related revenue targets through September 30, 2024. The purchase price is subject to working capital and other adjustments as provided in the Agreement and Plan of Merger. The transaction was completed on March 3, 2023.
indie incurred various acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total costs incurred are $2,473 for the year ended December 31, 2023.
GEO has programs with major image sensor suppliers and is engaged in multiple EV and autonomous vehicle programs. Its products comprise three generations of application specific camera video processors, including those focused on viewing, where video is projected on a display and viewed by the driver, and sensing, where video is processed using advanced computer vision and machine learning algorithms to assist the driver. The unique ability to support both of these key categories is expected to allow indie to deliver solutions in applications ranging from simple backup cameras to full Autonomous Driving platforms. Accordingly, indie paid a premium (i.e., goodwill) over the fair value of the net tangible and identifiable intangible assets acquired as this acquisition is expected to continue to strengthen indie’s expansion into the ADAS and autonomous vehicles market. The goodwill is not expected to be deductible for tax purposes.
The Company maintains an indemnity and adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 24 months from the anniversary of the closing date. The indemnity holdback will be settled by transferring up to 1,566,472 shares of the Company’s Class A common stock. The fair value of the indemnity holdback was $17,231 as of the acquisition date. The adjustment holdback represents up to 340,708 shares of the Company’s stock and its period extends for 60 days from the closing date. The fair value of the adjustment holdback was $3,748 as of the acquisition date. The fair value of any outstanding liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. On July 7, 2023, the adjustment holdback was settled and 291,366 shares of Class A common stock were issued with a final fair value of $2,651. Accordingly, the fair value of the adjustment holdback was reduced to zero as of December 31, 2023 and a gain of $1,096 was recorded in Other income (expense), net for the year ended December 31, 2023 in the consolidated statement of operations. The indemnity holdback is reflected in Other long-term liabilities in the consolidated balance sheet as of December 31, 2023.
Total purchase consideration transferred at closing included contingent consideration that had a fair value of $59,280 as of the acquisition date, which was determined by conducting a Monte Carlo Simulation analysis. The contingent consideration is comprised of two tranches, both subject to GEO achieving certain GEO-related revenue targets. The first tranche is payable, up to a maximum of $55,000, upon the achievement of revenue threshold of $20,000 for the twelve-month period ending on March 31, 2024. The second tranche payable, up to a maximum of $35,000, upon the achievement of revenue threshold of $10,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. The number of shares issuable through a payment in common stock equals to earnout value divided by a 20 days VWAP ending on each earnout period and is collared between $8.50 and $11.50 per share (“Earnout Parent Trading Price”). Should the Company elect to pay the earn-out consideration in cash, the amount will be determined by multiplying the number of shares payable by the Earnout Parent Trading Price. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The first and second tranche of this earn-out liability are both reflected in Contingent considerations in the consolidated balance sheet as of December 31, 2023.
As of December 31, 2023, the Company finalized the opening net assets acquired and goodwill.

The fair value of inventory was calculated using the cost of goods sold to estimate the selling price. The selling price was adjusted for selling costs and a reasonable profit margin.
Developed technology relates to a primary product GEO held at the time of acquisition and was valued using Multi-Period Excess Earnings Method (“MPEEM”) approach, which estimates value based upon the present value of future economic benefits. This method determines the value of the specific intangible asset as the present value of ‘excess’ cash flows or income attributable to a specific intangible asset after an appropriate return for all other assets used in the operation of the

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
corresponding business have been accounted for. The economic useful life was determined to be eight years based on the technology cycle, as well as the cash flows over the forecast period.
The fair value of IPR&D, was determined using the replacement cost approach, which represents a systematic framework for estimating the value of intangible assets based upon the economic principle of substitution. If the development is abandoned in the future, these assets will be expensed in the period of abandonment. If and when the development activities are completed, IPR&D assets will be reclassified to developed technology, management will make a determination of the useful lives and methods of amortization of these assets.
Customer relationships represents the fair value of future projected revenue that will be derived from sales of products to existing customers of GEO. The fair value was determined by applying the distributor method, which is a variation of the MPEEM. The economic useful life was determined to be twelve years.
Backlog relates to various purchase orders in place with GEO’s customers at the time of the acquisition. The fair value was determined by applying the distributor method. The economic useful life was determined to be two years.
Trade name relates to the trade names held by GEO. The fair value was determined by applying the relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar brand names. The economic useful life was determined to be eight years.
Under both the relief from royalty method and MPEEM, the fair value models incorporated estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. Because the estimates and assumptions made by management at the time of the acquisitions are unobservable and significant to the overall fair value measurement of these acquired identifiable intangible assets, the corresponding fair values are classified as Level 3 fair value hierarchy measurements.
The amount of revenue of GEO included in the Company’s consolidated statement of operations from the acquisition date of March 3, 2023 through December 31, 2023 is $48,417. It is impracticable for the Company to disclose the net earnings of GEO included in the Company’s consolidated statement of operations from the acquisition date of March 3, 2023 through December 31, 2023 as the Company merged GEO into ADK LLC shortly after the acquisition such that the operating activities are comingled within ADK LLC.
The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and GEO as if the closing of the acquisition had occurred on January 1, 2023:

	Year ended December 31, 2023	Year ended December 31, 2022
Combined revenue	$226,839	$160,748
Combined net loss before income taxes	$(143,046)	$(87,020)

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
Acquisition of Silicon Radar GmbH
On February 21, 2023, Symeo, a wholly-owned subsidiary of the Company, completed its acquisition of all of the outstanding capital stock of Silicon Radar. The acquisition was consummated pursuant to a Share Purchase Agreement by and among Symeo, the Company and the holders of the outstanding capital stock of Silicon Radar. The closing consideration consisted of (i) $9,245 in cash (including accrued cash consideration at closing and net of cash acquired), (ii) approximately 982,445 shares

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
of Class A common stock of the Company, with a fair value of $9,834, and (iii) a contingent consideration payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based milestones through February 21, 2025. The fair value of this contingent consideration was $9,240 on February 21, 2023. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.
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
indie incurred various acquisition-related costs, which were primarily legal expense and recorded as part of the Selling, General and Administrative expenses. Total costs incurred are $717 for the year ended December 31, 2023.
The Company maintains an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extends for 12 months from the closing date and was settled by cash in February 2024.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $9,240 as of the acquisition date, which was determined by conducting a Monte Carlo Simulation Analysis. The contingent consideration is comprised of two tranches, both subject to Silicon Radar achieving certain revenue targets. Both tranches are payable, up to a maximum of $9,000, upon the achievement of revenue threshold of $5,000 for the twelve-month period ending on February 21, 2024 and the achievement of revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025, respectively. Both tranches are payable in cash or common stock, at indie’s election. Should indie elect to pay in common stock, the number of shares issuable through a payment in common stock equals to earnout divided by a volume-weighted-average-price (“VWAP”) for 20 days ending prior to the due date for payment. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The first tranche of this earn-out liability is reflected in Contingent consideration and the second tranche is reflected in Other long-term liabilities in the consolidated balance sheet as of December 31, 2023.
As of December 31, 2023, the Company finalized the opening net assets acquired and goodwill.
The fair value of inventory was calculated using the cost of goods sold to estimate the selling price. The selling price was adjusted for selling costs and a reasonable profit margin.
Four separate developed technologies relating to radar sensors with different frequencies were identified at the time of the acquisition. Developed technologies were each valued using relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar technologies and was further adjusted to reflect the maintenance R&D expenses associated with sustaining the technology. The economic useful life for the identified assets range between three years and ten years based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
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
Trade name relates to the “Silicon Radar” trade name. The fair value was determined by applying the relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar brand names. The economic useful life was determined to be seven years.
The fair value of IPR&D was determined based on the projected total costs-to-complete at the time of the acquisition. If the development is abandoned in the future, these assets will be expensed in the period of abandonment. If and when the development activities are completed, IPR&D assets will be reclassified to developed technology, management will make a determination of the useful lives and methods of amortization of these assets.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Under both the relief from royalty and costs-to-complete methods, the fair value models incorporated estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. Because the estimates and assumptions made by management at the time of the acquisitions are unobservable and significant to the overall fair value measurement of these acquired identifiable intangible assets, the corresponding fair values are classified as Level 3 fair value hierarchy measurements.

Pro forma financial information for the twelve months ended December 31, 2023 for Silicon Radar is not disclosed as the results are not material to the Company’s consolidated financial statements.
Acquisition of Symeo GmbH
On October 21, 2021, indie entered into a definitive agreement with ADI to acquire Symeo. The acquisition was approved by the German government on January 4, 2022 and closed on the same day. The total consideration paid for this acquisition consisted of (i) $8,705 in cash at closing, net of cash acquired; (ii) a $10,000 promissory note payable in January 2023 with a fair market value of $9,674; and (iii) an equity-based earn-out of up to 858,369 shares of indie Class A common stock based on future revenue growth. The fair market value of this equity-based earn-out was $7,836 on January 4, 2022. The acquisition date fair value of the equity-based earn-out was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. This earn-out has two tranches. Both tranches are payable upon Symeo achieving a revenue threshold of $5,000 by March 31, 2023, another revenue threshold of $6,000 by March 31, 2024 and an annual gross margin of Symeo for each period of greater than 65%. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statements of operations. On October 26, 2023, the Company issued 363,194 of Class A common stock, with a fair value of $1,900 at the time of issuance to Analog Devices, Inc., as final settlement for the achievement of the first tranche of the contingent considerations. The fair value of second tranche of the contingent consideration liability was $7 as of December 31, 2023, and is reflected in Other long-term liabilities in the consolidated balance sheet as of December 31, 2023.
As of December 31, 2022, the Company finalized the opening net assets acquired and goodwill as follows:

	Preliminary Valuation	Adjustment	Final Valuation
Purchase price — contingent considerations	$8,204	$(368)	$7,836

Inventory	2,020	(90)	1,930
Developed technology	6,631	(1,571)	5,060
In-progress research & development	2,170	1,890	4,060
Customer relationships	2,411	2,099	4,510
Backlog	603	(253)	350
Trade name	965	1,625	2,590
Deferred tax liability	(2,935)	1,880	(1,055)
Goodwill	14,267	(5,948)	8,319
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
The fair value of IPR&D was determined using the relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar technologies and was further adjusted to reflect the maintenance R&D expenses associated with sustaining the technology. If the development is abandoned in the future, these assets will be expensed in the period of abandonment. If and when the development activities are completed, IPR&D assets will be reclassified to developed technology, management will make a determination of the useful lives and methods of amortization of these assets.
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

indie incurred various acquisition-related costs in 2022, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses. Total costs incurred is de minimis for the year ended December 31, 2022.
Pro forma financial information for the twelve months ended December 31, 2022 for Symeo is not disclosed as the results are not material to the Company’s consolidated financial statements.
4)Inventory, net
Inventory, net consists of the following:

	December 31,
	2023	2022
Raw materials	$7,360	$5,718
Work-in-process	12,423	6,846
Finished goods	15,896	2,484
Inventory, gross	35,679	15,048
Less: Inventory reserves	2,538	1,792
Inventory, net	$33,141	$13,256

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
During the years ended December 31, 2023, 2022 and 2021, the Company recognized write-downs in the value of inventory of $746, $1,563, and $173, respectively.
5)Property and Equipment, Net
Property and equipment, net consists of the following:

		December 31,
	Useful life	2023	2022
	(in years)
Production tooling	4	$16,428	$10,851
Lab equipment	4	12,887	6,382
Office equipment	3 - 7	6,539	4,736
Leasehold improvements	*	1,898	1,216
Construction in progress		3,867	1,763
Property and equipment, gross		41,619	24,948
Less: Accumulated depreciation		14,653	9,119
Property and equipment, net		$26,966	$15,829
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $5,367, $3,168, and $1,198 for the years ended December 31, 2023, 2022 and 2021, respectively.
Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
6.Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2023				December 31, 2022
	Weighted average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	6.3	$106,512	$(17,876)	$88,636	4.0	$22,734	$(4,993)	$17,741
Software licenses	1.0	23,745	(18,828)	4,917	1.5	23,305	(11,514)	11,791
Customer relationships	9.4	41,441	(5,156)	36,285	8.2	17,569	(1,895)	15,674
Intellectual property licenses	0.3	1,911	(1,736)	175	1.0	1,777	(1,716)	61
Trade names	6.0	25,970	(4,311)	21,659	5.5	9,536	(1,466)	8,070
Backlog	1.2	1,570	(700)	870	1.0	366	(175)	191
Effect of exchange rate on gross carrying amount		(917)	—	(917)		(3,614)	—	(3,614)
Intangible assets with finite lives		200,232	(48,607)	151,625		71,673	(21,759)	49,914

IPR&D		56,508	—	56,508		14,160	—	14,160
Effect of exchange rate on gross carrying amount		1	—	1		(957)	—	(957)
Total intangible assets with indefinite lives		56,509	—	56,509		13,203	—	13,203

Total intangible assets		$256,741	$(48,607)	$208,134		$84,876	$(21,759)	$63,117
The Company obtained software licenses, which it uses for its research and development efforts related to its products. In fiscal 2022, the Company obtained additional software licenses. Further, the Company has acquired developed technology, customer relationships, trade names, backlog and IPR&D as a result of business combinations. The change in gross amount of intangible assets is related to the business combination valuations for the Exalos, GEO and Silicon Radar acquisitions during the year ended December 31, 2023. See Note 3 — Business Combinations for additional information.
Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses these assets for impairment on a periodic basis. For the years ended December 31, 2023, 2022, and 2021, the Company determined that there were no impairment of intangible assets.
Amortization of intangible assets for the years ended December 31, 2023, 2022 and 2021 was $26,481, $11,644, and $4,769, respectively, and is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based on their respective nature, in the consolidated statements of operations.
Based on the amount of definite-lived intangible assets subject to amortization as of December 31, 2023, amortization expense for each of the next five fiscal years is expected to be as follows:

2024	$28,442
2025	22,675
2026	21,373
2027	18,324
2028	18,063
Thereafter	42,748
Total	$151,625

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
7)Goodwill
The following table sets forth the carrying amount and activity of goodwill as of December 31, 2023:

	December 31,
	2023	2022
Balance at the beginning of the period	$136,463	$113,574
Acquisitions (Note 3)	153,447	8,319
Measurement period adjustment for business combinations from prior year	—	24,745
Effect of exchange rate on goodwill	5,186	(10,175)
Balance at the end of the period	$295,096	$136,463
During the year ended December 31, 2023, the change in goodwill was primarily driven by a $31,967 increase due to the acquisition of Exalos completed during the period, and $112,509 and $8,971 increases due to the acquisitions of GEO and Silicon Radar, respectively, that were completed and finalized during the period, as well as a $5,186 increase in value due to effect of exchange rate on goodwill. See Note 3 — Business Combinations for a detailed discussion of goodwill acquired as well as adjustments due to finalization of the business combination valuations.
The change in goodwill during the year ended December 31, 2022, was primarily driven by a $8,319 increase due to the acquisition of Symeo that was completed during the period, a $24,745 increase related to the finalization of business combination valuations for TeraXion and ON Design, and partially offset by a $10,175 decrease in value due to effect of exchange rate on goodwill.
The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of this test indicated that the Company’s goodwill was not impaired. There were no other indicators of impairment noted during the years ended December 31, 2023, 2022 and 2021.
8)Debt
The following table sets forth the components of debt as of December 31, 2023 and 2022:

	December 31,
	2023			2022
	Principal outstanding	Unamortized discount and issuance cost	Carrying amount	Principal outstanding	Unamortized discount and issuance cost	Carrying amount
2027 Notes	$160,000	$(4,288)	$155,712	$160,000	$(5,258)	$154,742
Promissory note, due 2023	—	—	—	10,000	(26)	9,974
CIBC loan, due 2026	3,971	(13)	3,958	5,247	(14)	5,233
Short term loans, due 2023	—	—	—	1,450	—	1,450
Total term loans	163,971	(4,301)	159,670	176,697	(5,298)	171,399

Revolving line of credit	1,171	—	1,171	—	—	—
Total debt	$165,142	$(4,301)	$160,841	$176,697	$(5,298)	$171,399

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The outstanding debt as of December 31, 2023 and 2022 is classified in the consolidated balance sheets as follows:

	December 31,
	2023	2022
Current liabilities – Current debt obligations	$4,106	$15,700
Noncurrent liabilities – Long-term debt net of current maturities	156,735	155,699
Total debt	$160,841	$171,399
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

The 2027 Notes will be convertible into cash, shares of the Company’s Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election, at an initial conversion rate of 115.5869 shares of Class A common stock per $1,000 principal amount of the 2027 Notes, which is equivalent to an initial conversion price of approximately $8.65 per share of Class A common stock. The initial conversion price of the Notes represents a premium of approximately 30% over the $6.655 per share last reported sale price of the Class A common stock on The Nasdaq Capital Market on November 16, 2022. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid interest, except under the limited circumstances described in the Indenture. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in Section 1.01 of the Indenture) prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of Class A common stock (not to exceed 150.2629 shares of Class A common stock per $1,000 principal amount of the Notes, subject to adjustment in the same manner as the conversion rate) for Notes that are converted in connection with such Make-Whole Fundamental Change or for notes called (or deemed called) for redemption that are converted in connection with such notice of redemption.
The 2027 Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding August 15, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “Trading Price” (as defined in Section 1.01 of the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of certain corporate events as specified in the Indenture. On or after August 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election, in amounts determined in the manner set forth in the Indenture.

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

The 2027 Notes are senior unsecured obligations of the Company and rank: (i) senior in right of payment to any indebtedness of the Company that is expressly subordinated in right of payment to the Notes; (ii) equal in right of payment to any unsecured indebtedness of the Company that is not so subordinated; (iii) effectively junior in right of payment to any senior, secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of December 31, 2023 and 2022, the total carrying value of the 2027 Notes, net of unamortized discount, was $155,712 and $154,742, respectively. As of December 31, 2023, the total fair value of the 2027 Notes was $191,648 or 119.78% of the aggregate principal amount of the 2027 Notes. As of December 31, 2022, the total fair value of the 2027 Notes was $157,440 or 98.40% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $970 and $116 for the years ended December 31, 2023 and 2022, respectively, and is included in Interest Expense in the Company’s consolidated statements of operations.

During the year ended December 31, 2022, in connection with the offering of the 2027 Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404.
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
TeraXion Revolving Credit
In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. At December 31, 2023 and 2022, the outstanding principal balance and credit limit of the loan was $3,971 and $5,247 (or CAD5,262 and CAD7,119), respectively.

TeraXion also has an authorized credit facility up to CAD5,000 and CAD7,000 at December 31, 2023 and 2022, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of $7,000 and 100% of TeraXion’s EBITDA. This line of credit had an outstanding balance of CAD1,551 (or $1,171) as of December 31, 2023. This line of credit was unused as of December 31, 2022.
Short-Term Loans
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
In January 2023, all short-term loans historically held by Wuxi were paid off.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The table below sets forth the components of interest expense for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$7,200	$900	$—
Amortization of discount and issuance cost	970	116	—
Total interest expense related to the 2027 Notes	8,170	1,016	—

Interest expense on other debt obligations:
Contractual interest	455	375	1,041
Amortization of discount and issuance cost	25	301	198
Total interest expense related to other debt obligations	480	676	1,239

Total interest expense	$8,650	$1,692	$1,239

The future maturities of the debt obligations are as follows:

2024	$5,142
2025	—
2026	—
2027	160,000
2028	—
Total	$165,142
9)Warrant Liability
In connection with the June 10, 2021 Transaction, holders of TB2 Class A ordinary shares automatically received Class A common stock of indie, and holders of TB2 warrants automatically received 17,250,000 warrants of indie with substantively identical terms (“Public Warrants”). At the closing of the Transaction, 8,625,000 Class B ordinary shares of TB2 owned by Thunder Bridge Acquisition II LLC, a Delaware limited liability company (the “Sponsor”), automatically converted into 8,625,000 shares of indie Class A common stock, and 8,650,000 private placement warrants held by the Sponsor, each exercisable for one Class A ordinary share of TB2 at $11.50 per share, automatically converted into warrants to purchase one share of indie Class A common stock at $11.50 per share with substantively identical terms (the “Private Placement Warrants”). Also at the Closing, TB2 issued 1,500,000 working capital warrants to an affiliate of the Sponsor in satisfaction of a working capital promissory note of $1,500 (the “Working Capital Warrants” and, together with the Private Placement Warrants, the “Private Warrants”). These Working Capital Warrants had substantially identical terms to the Private Placement Warrants.
The warrants were exercisable only during the period commencing on July 10, 2021 (30 days after the closing of the Transaction) through June 10, 2026. The Company was permitted to redeem the Public Warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the Class A common stock was at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there was an effective registration statement and current prospectus in effect with respect to the Class A common stock underlying such warrants during the 30 day redemption period. If the Company redeemed the warrants as described above, management had the option to require all holders to exercise warrants on a “cashless basis.”
In accordance with the warrant agreement relating to the Public Warrants, the Company was required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants. If a registration statement was not effective within 90 days following the consummation of a business combination, warrant holders could have, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercised warrants on a cashless basis pursuant to an available exemption from registration under the

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Securities Act. In the event that a registration statement was not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such warrant would not be entitled to exercise such warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) would the Company be required to net cash settle the warrant exercise.
The terms of the Private Warrants were identical to the Public Warrants as described above, except that the Private Warrants are not redeemable so long as they are held by the Sponsor or its permitted transferees.
The Company reviewed the terms of warrants to purchase its Class A common stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its consolidated balance sheet. In order for a warrant to be classified as stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in Other income (expense), net. The Company determined that all warrants are required to be carried as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations (see Note 12 — Fair Value Measurements). At the closing of the Transaction on June 10, 2021, the warrants had an initial fair value of $74,408, which was recorded as liability and a reduction to additional paid in capital in the consolidated balance sheet.
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
On September 22, 2023, indie announced the commencement of the Offer and the Consent Solicitation relating to its outstanding Warrants.

The Offer and the Consent Solicitation expired at 11:59 p.m., Eastern Time on October 20, 2023. Upon expiration of the Offer and the Consent Solicitation, 24,658,461 Warrants, or approximately 90% of the outstanding Warrants, were tendered. Subsequently, on November 9, 2023, the Company issued 7,027,517 shares of Class A common stock, or an exchange ratio of 0.285, for the Warrants tendered in the Offer on October 25, 2023. Additionally, the Company received the approval of approximately 89.8% of the outstanding Warrants to amend the warrant agreement governing the Warrants (the “Amendment No. 2”), which exceeded the majority of the outstanding warrants required to effect the Amendment No. 2. This amendment permitted the Company to require that each Warrant that remained outstanding upon settlement of the Exchange Offer to be converted into 0.2565 shares of Class A common stock, which was a ratio 10% less than the exchange ratio applicable to the Exchange Offer.

The Company completed its exchange of the remaining 2,741,426 untendered Warrants on November 9, 2023 through issuance of 703,175 shares of Class A common stock. As a result of the completion of the Exchange Offer and the exchange for the remaining untendered Warrants, the Warrants were suspended from trading on the Nasdaq Capital Market as of the close of business on November 8, 2023, and delisted.

On November 9, 2023, the Warrants were remeasured to their fair value of $38,331 and reclassified per ASC 815-40 to Additional Paid in Capital in the consolidated balance sheet. The total change in fair value of a $7,066 net gain since December 31, 2022 was recorded to Other income (expense), net in the consolidated statement of operations.

As of December 31, 2023, there was no liability remaining on the balance sheet.
10)Contingent and Earn-Out Liabilities

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
These earn-out shares had been categorized into two components: (i) those associated with stockholders with vested equity at the closing of the Transaction that will be earned upon achievement of the earn-out milestones (the “Vested Shares”) and (ii) those associated with stockholders with unvested equity at the closing of the Transaction that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earn-Out Milestones (the “Unvested Shares”). The Vested Shares were classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 16 — Share-Based Compensation). The earn-out liability was initially measured at fair value at the closing of the Transaction and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability was recorded as part of Other income (expense), net in the consolidated statement of operations.
The estimated fair value of the earn-out liability was determined using a Monte Carlo Simulations analysis that simulated the future path of the Company’s stock price over the earn-out period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate.
Contingent Considerations
On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at an initial fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. In April 2023, the Company settled $500 of the $1,500 second tranche through the issuance of 73,311 shares of Class A common stock with a fair value of $608 at the time of issuance. The fair value of the remaining $1,000 second tranche contingent consideration liabilities was $940 as of December 31, 2023.
On October 1, 2021, in connection with the acquisition of ON Design Israel, the Company recorded contingent consideration as a long-term liability at an initial fair value of $4,000. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $2,500, upon the achievement of Tapeout of certain product designs acquired from the seller within 30 months of the acquisition. The second tranche is payable, up to a maximum of $5,000, upon indie’s achievement of a Design Win related to certain acquired product designs within 36 months of the acquisition. The fair value of the first and second tranche contingent consideration liabilities was $1,817 and $2,222, respectively, and were recorded in Other long-term liabilities in the consolidated balance sheet as of December 31, 2021. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations as of December 31, 2021. During the six months ended June 30, 2022, management determined that the product design specified in the contingent consideration provision would be replaced with a new product design that is better aligned with customer requirements and which will not be eligible for either of the contingent considerations. Accordingly, the fair value for both the Tapeout and Design Win were reduced to zero as of December 31, 2022.
On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,390 and $3,446, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 by March 31, 2023. The second tranche is payable upon Symeo’s achievement of a revenue threshold of $6,000 by March 31, 2024. On October 26,

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
2023, the Company issued 363,194 of Class A common stock, with a fair value of $1,900 at the time of issuance to Analog Devices, Inc., as final settlement for the achievement of the first tranche of the contingent considerations. The fair value of the second tranche contingent consideration liabilities as of December 31, 2023 was $7. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations.
On February 21, 2023, in connection with the acquisition of Silicon Radar, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,155 and $5,085, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 for the twelve-month period ending on February 21, 2024. The second tranche is payable upon Silicon Radar’s achievement of a revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025. Both tranches are payable in cash or in common stock at indie’s discretion. Should indie elect to pay in common stock, the number of shares issuable through a payment in common stock equals to earnout divided by a VWAP for 20 days ending prior to the due date for payment. The fair value of the first and second tranche contingent consideration liabilities as of December 31, 2023 was $2,740 and $3,310, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $38,828 and $20,452, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $20,000 for the twelve-month period ending on March 31, 2024. The second tranche is payable upon GEO’s achievement of a revenue threshold of $10,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. Number of shares issuable through a payment in common stock equals to earnout value divided by the Earnout Parent Trading Price. Payment in cash will be determined by the number of shares payable multiplied by the Earnout Parent Trading Price. The fair value of the first and second tranche contingent consideration liabilities as of December 31, 2023 was $44,709 and $25,921, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations.

On September 18, 2023, in connection with the acquisition of Exalos, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $9,341 and $3,884, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $19,000 for the twelve-month period ending on September 30, 2024. The second tranche is payable upon Exalos’ achievement of a revenue threshold of $21,000 for the twelve-month period ending on September 30, 2025. Both tranches are payable in cash or in shares at indie’s discretion. The fair value of the first and second tranche contingent consideration liabilities as of December 31, 2023 was $9,593 and $4,012, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations.
See Note 3 — Business Combinations for additional information.
11)Simple Agreements for Future Equity (“SAFEs”)
During the year ended December 31, 2021, the Company entered into SAFEs with existing investors and third-party investors for total proceeds of $25,765. The SAFEs require that the Company issue equity to the SAFE holders in exchange for their investment upon an equity raise of at least $35,000. During April, 2021, the Company entered into SAFEs with a third-party investor for a total purchase amount of $5,000. The SAFEs require that the Company issue equity to the SAFE holders in exchange for their investment upon an equity financing (including a SPAC transaction) with an aggregate purchase price of at least $35,000.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
12)Fair Value Measurements

The Company’s debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The estimated fair value of the Company’s 2027 Notes is based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt (see Note 8 — Debt for additional information). The fair values of the Company’s short- term loans generally approximated their carrying values.
At December 31, 2023 and 2022, the Company held currency forward contracts with an aggregated notional amount of $12,325 and $3,825, respectively, to sell United States dollars and to buy various foreign currencies such as Canadian dollars and Euro, among others, at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the consolidated statement of operations. During the year ended December 31, 2023, the Company recorded a net loss of $848. For the years ended 2022 and 2021 the net gain (loss) were both de minimus.
The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Exalos Contingent consideration — First Tranche	$—	$—	$9,593	$9,593
Exalos contingent Consideration — Second Tranche	$—	$—	$4,012	$4,012
GEO Contingent Consideration — First Tranche	$—	$—	$44,709	$44,709
GEO Contingent Consideration — Second Tranche	$—	$—	$25,921	$25,921
GEO Indemnity Holdback	$12,704	$—	$—	$12,704
Silicon Radar Contingent Consideration — First Tranche	$—	$—	$2,740	$2,740
Silicon Radar Contingent Consideration — Second Tranche	$—	$—	$3,310	$3,310
City Semi Contingent Consideration — Second Tranche	$—	$—	$940	$940
Symeo Contingent Consideration — Second Tranche	$—	$—	$7	$7

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Private Placement Warrants	$—	$—	$17,970	$17,970
Public Warrants	$27,428	$—	$—	$27,428
City Semi Contingent Consideration — Second Tranche	$—	$—	$1,383	$1,383
Symeo Contingent Consideration — First Tranche	$—	$—	$2,000	$2,000
Symeo Contingent Consideration — Second Tranche	$—	$—	$4	$4
Symeo Promissory Note	$—	$—	$9,674	$9,674
As of December 31, 2023 and 2022, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximate the carrying values.
Level 3 Disclosures
Warrants
Private Placement Warrants were valued using the Black-Scholes-Merton formula and a Monte Carlo Simulations analysis. Calculating the fair value of warrants requires the input of subjective assumptions. Other reasonable assumptions could provide differing results.
On September 22, 2023, indie announced the commencement of the Offer and the Consent Solicitation relating to its outstanding Warrants. The Company completed its exchange on November 9, 2023. As a result, no further remeasurement is

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
needed. The total liability as of November 9, 2023 was reclassified to Additional Paid in Capital in our consolidated balance sheet.
See Note 9 — Warrant Liability for additional information.
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
Because the acquisition related to Exalos occurred relatively recently, and in light of the magnitude of the transactions, the significant information to be obtained and analyzed and the fact that Exalos resides in a foreign jurisdiction, the Company’s fair value estimates for the associated contingent considerations were valued based on a probability method as of December 31, 2023.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	As of December 31, 2023	As of December 31, 2022
	Input	Input
Liabilities:
Warrants
Expected volatility	N/A	64.00%
Exalos Contingent Consideration — First Tranche
Market yield rate	7.46%	N/A
Scenario probability	75.00%	N/A
Exalos Contingent Consideration — Second Tranche
Market yield rate	7.46%	N/A
Scenario probability	70.00%	N/A
GEO Contingent Consideration — First Tranche
Discount rate	12.60%	N/A
Volatility	60.00%	N/A
GEO Contingent Consideration — Second Tranche
Discount rate	12.60%	N/A
Volatility	60.00%	N/A
Silicon Radar Contingent Consideration — First Tranche
Discount rate	10.79%	N/A
Volatility	60.00%	N/A
Silicon Radar Contingent Consideration — Second Tranche
Discount rate	10.79%	N/A
Volatility	60.00%	N/A
City Semi Contingent Consideration — Second Tranche
Discount rate	12.65%	12.65%
Symeo Contingent Consideration — First Tranche
Discount Rate	N/A	4.73%
Symeo Contingent Consideration — Second Tranche
Discount Rate	4.73%	4.73%
Symeo Promissory Note
Discount rate	N/A	3.13%
13)Stockholders’ Equity
Wuxi Capital Raise

On November 29, 2022, the Company entered into and closed an agreement with multiple investors in China, including two of the top four Chinese automotive OEMs, that secured a strategic investment (“Wuxi Capital Raise”) through Wuxi indie Microelectronics Ltd. (“Wuxi”), indie’s majority controlled subsidiary. The Wuxi Capital Raise provided Wuxi additional funding of CNY300,000 (approximately $42,000) by issuing 371,160 shares from Wuxi, which represents 16% of Wuxi’s equity at the time of issuance. The funds raised are intended to promote Wuxi’s business development and strengthen its capabilities. Pursuant to the terms of the Agreement, these investors subscribed for the 371,160 shares at CNY808.28 per share. As a result, indie’s ownership in Wuxi has reduced from 45% to 38%. As indie continues to control Wuxi’s Board of Directors and has the majority of the voting interests, Wuxi’s financial results will continue to be consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s consolidated financial statements. Among other provisions, this agreement includes certain liquidation preferences for the investors (“Deemed Liquidation Event” or “DLE”) as well as an ability to exchange their Wuxi shares for shares of

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
indie’s Class A common stock in the event Wuxi does not successfully complete a local initial public offering (“IPO”) by December 31, 2027 (the “Conversion”). A Deemed Liquidation Event includes but not limited to (a) a change of control of the Company or its surviving entity in a single, or series of related transactions, or merger, division, reorganization, acquisition, or business integration between the Company and any third parties, excluding any corporate restricting as duly approved pursuant to the AOA; or (b) a sale, transfer or otherwise disposal of the all or substantially all assets of the Company, in a single, or series of related transactions. Upon a DLE prior to IPO, the distribution will be made in cash in order of the liquidation preferences pursuant to the investment agreement for an amount that is the higher of (i) an amount equal to 100% of the applicable original issue price with an annual simple premium of 8% (calculated from the transaction closing date of November 29, 2022 to the date of the Liquidation Event), or (ii) an amount equal to the total liquidation proceeds received by the Company or the shareholders (as the case may be) directly in a Liquidation Event, multiplied by the shareholder’s proportionate ownership percentage, plus all accrued or declared but unpaid dividends of such share.
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
Wuxi Equity Incentive Plan Paid-In Capital
In December 2023, employees in Wuxi exercised stock options granted to them through the Wuxi Equity Incentive Plan (the “Wuxi EIP”) and paid CNY87,959 (or approximately $12,346) in capital contributions to Wuxi.

The Wuxi EIP was approved by Wuxi’s Board of Directors and is a long-term incentive plan under which equity awards may be granted to employees of Wuxi in the form of options to purchase Wuxi common shares at a fixed strike price in the future after certain vesting conditions are met and which are then subject to certain holding conditions (“Options”). Options granted under the Wuxi EIP are equity-classified awards and subject to vest either six years from the grant date or when Wuxi achieves a successful IPO on a local stock exchange, whichever that is later. No compensation cost will be recognized until a qualifying event (i.e., IPO) is deemed probable to occur as these Options are considered to have no value until an IPO becomes probable. Upon occurrence of the qualifying event, the compensation cost will be recognized in full for vested Options. As of December 31, 2023, there was $11,802 of total unrecognized compensation cost related to these Options. These unrecognized compensation costs will be recognized in full when a qualifying event satisfying the in-substance performance condition becomes probable.

Further, per the Wuxi EIP, recipients of the Options should complete all capital contributions and payment of the incentive share price (the “Paid in Capital Contribution”) after Wuxi and the intermediary agencies (including securities companies, law firms, and accounting firms) that apply for IPO have reached an IPO application schedule and before the last financial benchmark date of Wuxi’s IPO application. The Paid in Capital Contribution is akin to an early exercise. Given that Wuxi has no obligation to return the paid-in capital contribution to the recipient of the award in any event (i.e., an unsuccessful IPO, termination of employment), the Company concludes that the Paid in Capital Contribution made by the recipient is classified into Additional paid-in capital on the consolidated balance sheet as of December 31, 2023.
The funds will be used for Wuxi’s general corporate purposes.
Stock Repurchase Program
On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase common stock. This is inclusive of any concurrent repurchase of shares of common stock described in Note 8 — Debt, under the 2027 Notes, which allows for a portion of net proceeds to be used to repurchase up to $25,000 of common stock. For the year ended December 31, 2022, in connection with the concurrent repurchase, the Company has repurchased 1,112,524 shares of common stock, at an average cost of $6.65 per share, for approximately $7,404. There were no repurchases of common stock for the year ended December 31, 2023. As of December 31, 2023, there is 42,596 available for future repurchase under the program.

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
The Company reserved 185,000 Class A units and 100,000 Class C units in connection with the convertible notes described in Note 8 — Debt. These units are not issued or outstanding until conversion of the outstanding principal in accordance with the terms of the notes.
The Fifth Amended and Restated LLC Agreement (the “ADK LLC Operating Agreement”) authorized an increase of Class B units from 243,000 units to 513,846 units. The Class B units are profit interests issued to employees, directors, and consultants. See Note 16 — Share-Based Compensation.
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
The Company issued warrants to purchase Class G units as part of amendments to the terms of debt agreements with Trinity and PacWest, see Note 8 — Debt. In connection with entering into the term loan agreement with Trinity in March 2018, the Company issued an aggregate of 6,250 warrants with a strike price of $35.42 to purchase Class G units. In April 2018, as part of an amendment to the loan and security agreement, the Company issued warrants to PacWest to purchase 3,388 Class G units with a strike price of $35.42 (see Note 20 — Commitments and Contingencies). On October 1, 2020, in connection with the new loan agreement with Trinity, the Company issued additional warrants to Trinity to purchase 1,844 Class G units at a strike price of $35.42 under the same terms and features as previously issued Class G warrants.
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
14)Noncontrolling Interest
In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained an approximate 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s consolidated financial statements. The Company’s ownership of ADK LLC, was approximately 90% and 85% as of December 31, 2023 and 2022, respectively.
In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of December 31, 2023 and 2022, the Company had an aggregate of 18,694,332 and 21,381,476 shares of Class V common stock issued and outstanding, respectively.
ADK LLC held 59% and 55% voting control and 34% and 38% ownership interest in Wuxi as of December 31, 2023 and 2022, respectively. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the consolidated balance sheets. As of December 31, 2023, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s consolidated financial statements.
15)Revenue

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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The following tables present revenue disaggregated by geography of the customer’s shipping location for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
United States	$53,558	$39,915	$11,313
Greater China	101,323	43,969	25,973
Europe	36,042	16,713	4,928
South Korea	18,768	3,728	1,006
Rest of North America	8,475	4,788	3,798
Rest of Asia Pacific	2,949	204	—
South America	2,054	1,480	1,394
Total	$223,169	$110,797	$48,412
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
The following table presents the assets and liabilities associated with the engineering services contracts recorded on the consolidated balance sheet as of December 31, 2023 and 2022:

		December 31,
	Balance Sheet Classification	2023	2022
Unbilled revenue	Prepaid expenses and other current assets	$8,506	$3,623
Contract liabilities	Accrued expenses and other current liabilities	$2,473	$1,739
During the year ended December 31, 2023, 2022 and 2021, the Company recognized $1,734, $1,253, and $1,665, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2023, the amount of performance obligations that have not been recognized as revenue was $10,471, of which approximately 99% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, some of our customers accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
Customer A	14.8%	36.9%	39.0%
The loss of this customer would have a material impact on the Company’s consolidated financial results.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The largest customer represented 19% and 38% of accounts receivable as of December 31, 2023 and 2022, respectively. No other individual customer represented more than 10% of accounts receivable at either December 31, 2023 or 2022.
16)Share-Based Compensation
At the closing of the Transaction on June 10, 2021, ADK LLC’s share-based compensation awards (as such terms are defined below) were converted into equity in indie at the Exchange Ratio of 27.80. Share and per share information below have been converted from historical disclosure based on the Exchange Ratio.
2021 Omnibus Equity Incentive Plan
The Company’s Board of Directors adopted the indie Semiconductor, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) effective June 10, 2021, which provides for the granting of nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, performance stock awards, unrestricted stock awards, distribution equivalent rights or any combination of the foregoing to employees and directors for a total of 10,368,750 shares. On June 22, 2022, the Company’s Board of Directors and shareholders approved an increase of shares by 10,500,000 to a total of 20,868,750 shares. On June 21, 2023, the Company’s Board of Directors and shareholders approved an amendment to the 2021 Omnibus Equity Incentive Plan to increase the number of shares of Class A common stock reserved for issuance thereunder by 7,000,000 shares, to a total of 27,868,750 shares. The primary purpose of the 2021 Plan is to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors.
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
As of December 31, 2023, there were 6,755,699 award units available for future grant under the 2021 Plan.

Employee Equity Purchase Program

Effective July 1, 2023, certain of the Company’s Board of Directors elected to receive up to 100% of their director and chair cash retainers in the form of a quarterly fully-vested stock award of the Company’s Class A common stock. On August 17, 2023, the Company’s Board of Directors approved the launch of an Employee Equity Purchase Program (the “EEPP”), which allows (i) the Company’s Section 16 officers to make quarterly elections to receive up to 50% of their cash base salary in the form of a quarterly fully-vested stock award of Company’s Class A common stock; and (ii) its non-Section 16 officer employees to make semi-annual elections to receive up to 25% of their cash base salary in the form of a monthly fully-vested stock award of Company’s Class A common stock. As part of the program incentive, the non-Section 16 officer employees receive additional benefits such as a premium via an exchange ratio of 1.15 cash to stock and a conversion price equal to the lower of (x) the first trading day of the plan period or (y) the award vesting date. Any awards issued under the EEPP are granted through the 2021 Plan. Shares granted under EEPP for the Company’s Section 16 officers are liability-classified awards and the fair value of the awards is equal to the deferred salary amount. Shares granted under EEPP for non-Section 16 officers are equity-classified awards and the fair value of the awards is estimated through the Black-Scholes option pricing model.

The EEPP commenced its first plan period on August 16, 2023 for the Section 16 officers and on September 1, 2023 for the employees. For the year ended December 31, 2023, the Company incurred $4,099 in share-based compensation expense associated with this program.

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

As of December 31, 2023, there were 4,288,027 Class A common stock shares available for future grant under the 2023 Inducement Plan. For the year ended December 31, 2023, the Company incurred $3,730 in share-based compensation expense associated with this program.
Since inception of the 2021 Plan and 2023 Inducement Plan, equity awards granted are primarily all in the form of restrictive stock units (“RSU”). These RSUs primarily have a four-year vesting schedule and vests annually in equal installments. The grant date fair value of RSUs issued per the 2021 Plan and 2023 Inducement Plan was valued based on the value of indie’s common stock on the date of grant. The RSUs are equity classified. Occasionally, the Company may grant equity awards in the forms of options or equity awards with either market condition (“MSU”) or performance conditions (“PSU”) through either plan. Options typically have a four-year vesting schedule in equal annual installments and a ten-year term from the original grant date. The grant date fair value of Options issued was valued based on a Black-Scholes model at the time of the grant. Vesting for both the MSUs and PSUs require the award recipients’ continuous service with the Company and achievement of predetermined milestones. The grant date fair value of PSUs was based on the value of indie’s common stock on the date of grant. The grant date fair value of MSUs was determined using the Monte Carlo Simulations analysis.
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
The following table sets forth the share-based compensation for the periods presented:

	December 31,
	2023	2022	2021
Cost of goods sold	$363	$149	$—
Research and development	25,750	28,325	9,721
Selling, general, and administrative	17,597	13,411	13,184
Total	$43,710	$41,885	$22,905
Total stock compensation expense for the year ended December 31, 2022 above included an accrual of $6,600, that represents awards issuable upon distribution of the Company’s annual incentive plan. There was no accrual for distribution of the Company’s annual incentive plan for the years ended December 31, 2023 and 2021, respectively.
The following table sets forth the changes in the Company’s outstanding 2021 Omnibus Equity Incentive Plan non-option awards for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted average grant date fair value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Nonvested shares as of December 31, 2021	6,671,507	$7.79
Granted	6,610,213	$7.81
Vested	(3,594,696)	$7.51	—
Forfeited	(436,667)	$10.46
Nonvested shares as of December 31, 2022	9,250,357	$8.52
Granted	9,932,545	$6.12
Vested	(4,630,999)	$8.40	—
Forfeited	(898,957)	$8.26
Nonvested shares as of December 31, 2023	13,652,946	$6.80
As of December 31, 2023 there was $69,331 of total unrecognized compensation costs related to all nonvested shares, which is expected to be recognized over a weighted-average remaining vesting period of 2.6 years.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The following table sets forth the changes in the Company’s outstanding 2023 Inducement Plan non-option awards for the year ended December 31, 2023:

	Number of Shares	Weighted average grant date fair value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Nonvested shares as of December 31, 2022	—	$—
Granted	1,840,023	$9.04
Vested	(97,510)	$9.53	—
Forfeited	(128,050)	$9.53
Nonvested shares as of December 31, 2023	1,614,463	$8.97
There were no awards granted or outstanding for the year ended December 31, 2022 or prior.

As of December 31, 2023 there was $11,814 of total unrecognized compensation costs related to all nonvested shares, which is expected to be recognized over a weighted-average remaining vesting period of 2.9 years.
The following table sets forth the changes in the Company’s outstanding options in the 2021 Plan for the years ended December 31, 2023 and 2022:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2021	—	$—		$—
Granted	384,108	$10.77
Exercised	—	$—
Forfeited or expired	(15,233)	$11.69
Outstanding at December 31, 2022	368,875	$10.74	9.07	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(50,667)	$11.69
Outstanding at December 31, 2023	318,208	$10.58	8.08	$—
Exercisable at December 31, 2023	79,546	$10.58	8.08	$—
Vested or expected to vest	79,546	$10.58	8.08	$—
There were no options granted for the years ended December 31, 2023 or 2021, respectively. There were no options outstanding for the year ended December 31, 2021.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. Fair value is estimated at the date of grant for employee options. The following assumptions were used in the Black-Scholes model to calculate the fair value of stock options granted for the years ended December 31, 2022 for the 2021 Plan.

December 31, 2022
Expected life of options (in years) (1)	6
Dividend yield (2)	—%
Risk-free interest rate (3)	1.35% — 3.39%
Volatility (4)	53.95% — 77.74%

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
(1)The Company opted for simplified method permitted by ASC 718 for companies that offer plain vanilla options and do not have sufficient historical data to provide a reasonable basis to estimate the expected term. Under the simplified term, expected term = ((vesting term + original contractual term) / 2).
(2)The Company has assumed a dividend yield of zero as it has no plans to declare dividends in the foreseeable future.
(3)Risk free rate was obtained from US treasury notes for the expected terms noted as of the valuation date.
(4)Volatility, or the standard deviation of annualized returns, was calculated based on the Company’s internal volatility.
The weighted-average grant date fair value per share of options granted during the year ended December 31, 2022 was $5.75.
There were no stock options exercised under the 2021 Plan during the years ended December 31, 2023 and 2022.

As of December 31, 2023, the Company had $923 of unrecognized stock-based compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years.

There were no options granted under the 2023 Inducement Plan for the year ended December 31, 2023.
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
The following table sets forth the changes in the Company’s outstanding options for the years ended December 31, 2023 and 2022:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2021	1,450,081	$0.20	5.93	$17,095
Exercised	(235,144)	$0.44
Forfeited or expired	(893)	$0.05
Outstanding at December 31, 2022	1,214,044	$0.16	4.88	$6,889
Exercised	(289,364)	$0.11
Forfeited or expired	—	$—
Outstanding at December 31, 2023	924,680	$0.17	3.82	$7,343
Exercisable at December 31, 2023	924,680	$0.17	3.82	$7,343
Vested or expected to vest	924,680	$0.17		$7,343

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
17)Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(128,832)	$(52,788)	$(118,607)
Less: Net loss attributable to noncontrolling interest	(11,207)	(9,388)	(30,563)
Net loss attributable to common stockholders — basic	$(117,625)	$(43,400)	$(88,044)

Net loss attributable to common shares — dilutive	$(117,625)	$(43,400)	$(88,044)

Denominator:
Weighted average shares outstanding—basic	145,188,867	118,660,785	70,012,112

Weighted average common shares outstanding—diluted	145,188,867	118,660,785	70,012,112

Net loss per share attributable to common shares— basic	$(0.81)	$(0.37)	$(1.26)
Net loss per share attributable to common shares— diluted	$(0.81)	$(0.37)	$(1.26)
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
The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, warrants for Class A units (public and private), unexercised options, earn-out shares, escrow shares, and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. For the years ended December 31, 2023, 2022 and 2021, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to shareholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Year Ended December 31,
	2023	2022	2021
Unvested Class B units	61,683	746,294	1,612,797
Unvested Phantom units	290,138	647,028	1,188,862
Unvested Restricted stock units	14,915,588	7,857,035	3,869,848
Convertible Class V common shares	18,694,332	21,381,476	30,448,081
Public warrants for the purchase of Class A common shares	—	17,250,000	17,250,000
Private warrants for the purchase of Class A common shares	—	10,150,000	10,150,000
Unexercised options	223,753	349,006	—
Earn-out Shares	5,000,000	5,000,000	10,000,000
Escrow Shares	1,725,000	1,725,000	1,725,000
Convertible debt into Class A common shares	18,497,110	18,497,110	—
	59,407,604	83,602,949	76,244,588

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
18)Income Taxes
The components of loss before income taxes for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$(140,371)	$(49,948)	$(117,761)
Foreign	7,005	(3,875)	(1,173)
Total	$(133,366)	$(53,823)	$(118,934)
The components of the provision for income taxes for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Current expense:
Federal	$96	$—	$—
State	23	224	8
Foreign	766	818	181
Total current expense:	$885	$1,042	$189
Deferred expense:
Federal	$(2,000)	$—	$—
State	(5)	—	—
Foreign	(3,414)	(2,077)	(516)
Total deferred expense:	$(5,419)	$(2,077)	$(516)
Total income tax benefit	$(4,534)	$(1,035)	$(327)
The components of deferred tax assets (liabilities) as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Investment in Ay Dee Kay, LLC	44,922	58,039
Net operating loss (“NOL”) carryforwards	57,289	13,458
Capitalized research and experimentation	4,232	—
Tax credits	5,374	—
Other deferred tax assets	$1,783	$116
Total deferred tax assets before valuation allowance	113,600	71,613
Valuation allowance	(109,701)	(70,040)
Deferred tax assets – net of valuation allowance	3,899	1,573

Other deferred tax liabilities	$(1,214)	$(104)
Intangibles	(16,381)	(9,292)
Total deferred tax liabilities	(17,595)	(9,396)
Net deferred tax liabilities	$(13,696)	$(7,823)

Subsequent to the issuance of the financial statements for the year ended December 31, 2022, the Company identified a misstatement in the disclosure of the deferred tax asset for the Investment in Ay Dee Kay, LLC and the corresponding valuation allowance in the amount of $13,925 as of December 31, 2022, which has been corrected in the deferred taxes table and valuation allowance roll forward above. There is no impact to the consolidated financial statements as of or for the year ended

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
December 31, 2022. The Company evaluated this adjustment both qualitatively and quantitatively and has concluded that this adjustment is immaterial to all impacted periods.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023 and 2022, are as follows:

	2023	2022
Valuation Allowance as on January 1st	$70,040	$53,430
Increases recorded to tax provision	15,244	16,610
Increases recorded to goodwill	26,040	—
Decreases recorded as a benefit to income tax provision	(1,623)	—
Valuation Allowance as on December 31st	$109,701	$70,040

As of December 31, 2023, the Company has $56,090 of deferred tax assets in domestic NOLs, which was primarily related to U.S. Federal NOLs of $51,452. The U.S. Federal NOLs are comprised of NOLs with an indefinite carry-forward pursuant to the Tax Cuts and Jobs Act of 2017, and NOLs that will begin to expire if not utilized by 2029. The Company also recorded $3,256 of California NOLs, which have a carry-forward period of 20 years, and will begin to expire if not utilized by 2041. The Company also has $2,968 of NOLs in China which have a 5-year carry-forward period and $6,179 of NOLs in Germany which have an indefinite carryforward period and are subject to annual change-of-control utilization limitations, $3,269 federal NOLs in Canada which have a 20-year carry-forward period, and $664 NOLs in Quebec which also have a 20-year carry-forward period.

In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences in accordance with the relevant accounting guidance under ASC 740. Based on forecasted earnings, the Company does not reasonably anticipate future taxable income in the U.S. jurisdiction. Further, when considering its history of generating net operating losses, management concluded that it is more likely than not that the Company’s domestic deferred assets will not be realized and continues to maintain a full valuation allowance for U.S. domestic deferred tax assets as of December 31, 2023.

The Company evaluated its historical valuation allowance on China operations conducted through Wuxi and its subsidiaries as of December 31, 2023. Due to the financial results achieved by China operations in 2023 and the forecasted future taxable income, the Company has released the valuation allowance on Wuxi and its subsidiaries. This resulted in a $1,623 deferred tax benefit for the year ended December 31, 2023. In other jurisdictions, the Company has a net deferred tax liability position and anticipates using the existing deferred tax liability as a source of income to realize existing deferred tax assets.

The Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes expense or tax benefits for the difference between the financial reporting basis over the tax basis of its investments in foreign subsidiaries to the extent such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S. The Company reviews its indefinite reinvestment assertion on a quarterly basis and evaluates its plans for reinvestment. This includes a review of the Company’s ability to control repatriation, its ability to mobilize funds without triggering basis differences, and the profitability of U.S. operations, their cash requirements and the need, if any, to repatriate funds. If the Company’s intent and ability with respect to reinvestment of earnings of non-U.S. subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued. For the year ended December 31, 2023, the Company intends to indefinitely reinvest earnings and profits, and has not recorded a deferred tax liability.

The Company files a federal income tax return and various state income tax returns in the United States. However, ADK LLC will continue to file a partnership return as it has historically and ADK LLC tax returns for years 2012-2022 remain open to examination by the IRS, and tax years 2019-2022 remain open to California State Tax examination.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
A reconciliation of the federal statutory income tax rate to the effective tax rate for the years ended December 31, 2023, 2022 and 2021 are as follows:

	December 31,
	2023	2022	2021
Income tax provision at U.S. statutory federal rate	$(27,721)	$(11,286)	$(25,509)
State income tax provision, net of federal income tax effect	(1,216)	(5)	(5,891)
Foreign rate differential	(2,445)	(250)	22
Noncontrolling interest	4,858	1,844	6,764
Change in valuation allowance	19,511	6,728	24,150
Research and other tax credits	—	—	(270)
Section 162(m) addback on executive compensation	565	542	404
GILTI inclusion, net	2,881	1,301	—
Other	(967)	91	3
Provision for income taxes	$(4,534)	$(1,035)	$(327)
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

The Company records tax positions as liabilities and adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023, the Company has not recorded any uncertain tax positions in its financial statements.
The Company records interest and penalties related to unrecognized tax benefits in provision of income taxes. As of December 31, 2023, no accrued interest or penalties are recorded in the consolidated balance sheets, and the Company has not recorded any related expenses.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examinations by the various jurisdictions where applicable. There are currently no pending material tax examinations. The Company’s tax years are still open under statute from 2020 to 2022 for Federal purposes and from 2019 to 2022 for California. Foreign tax statutes are generally three to five years. The company’s significant foreign taxing jurisdiction are Canada, Germany, and China.

The Company is also party to a Tax Receivable Agreement (“TRA”). Following the Transaction, ADK LLC unitholders’ exchange of ADK LLC units for indie Class A Common stock are expected to result in increases in the Company’s tax basis in its interest in ADK LLC. These increases in tax basis are expected to increase (for tax purposes) depreciation and amortization deductions allocable to the Company, and therefore reduce the amount of tax that the Company would otherwise be required to pay in the future. As a result, the Company has entered into a TRA with certain members of ADK LLC prior to the Transaction. Under the TRA, the Company will be obligated to pay such parties or their permitted assignees 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local taxes that the Company realizes, or is deemed to realize as a result of future tax benefits from increases in tax basis. The TRA liability is accounted for as a contingent liability within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets with amounts accrued when deemed probable and estimable.
19)Leases
The Company’s lease arrangements consist primarily of corporate and manufacturing facility agreements. The leases expire at various dates through 2031, some of which include options to extend the lease term. The options with the longest potential total lease term consist of options for extension of up to five years following expiration of the original lease term. All of the leases are operating leases. The Company is headquartered in Aliso Viejo, California and has various research and design centers,

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
sales support offices, and manufacturing facilities throughout the world. The key lease terms for the principal locations are summarized below:
In July 2015, the Company entered into a five-year operating lease for its 14,881 square foot headquarters in Aliso Viejo, California, which is payable monthly with periodic rent adjustments over the lease term. The lease requires a security deposit of $30, which is recorded in other assets on the Company’s consolidated balance sheets as well as a tiered, time-based letter of credit that has now reached its lowest tier of $200. Subsequently, the rentable area was expanded to 18,000 square feet and the lease was extended through the end of June 2023. In November 2022, the lease was extended through the end of October 2028 and the letter of credit has been rescinded. Rent expense is approximately $40 per month.
In October 2021, the Company entered into a five-year operating lease for its design center in Austin, Texas. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expires in June 2027. Rent expense is approximately $13 per month.
In May 2021, the Company entered into a seven-year operating lease for a location in Detroit, Michigan, which is payable monthly with periodic rent adjustments over the lease term. The lease will expire in 2028 with an initial monthly rent of approximately $23 per month.
In April 2023, the Company entered into a one-year operating lease for an office in San Jose, California in connection with the acquisition of GEO. Rent for the associated office is payable monthly over the lease term, which expires in June 2024. Rent expense is approximately $69 per month.

In October 2015, the Company entered into a five-year operating lease for its Scotland Design Center in Edinburgh, Scotland, which is payable monthly with periodic rent adjustments over the lease term. The lease expired in October 2020. During 2019, the Company entered into a sub-lease agreement with a third party for the Scotland Design Center facility. Separately, effective January 2020, the Company entered into a lease for a property in Scotland. The lease agreement has a term through June 2024 and monthly rent of approximately $7 per month.
In February 2022, the Company entered into a two-year operating lease for its location in Haifa, Israel. Rent expense is approximately $11 per month.
In August 2023, the Company entered into a ten-year operating lease for an office in Ontario, Canada in connection with the acquisition of GEO. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expires in February 2033. Rent expense is approximately $9 per month.
In October 2021, the Company acquired TeraXion and assumed its existing operating lease for an office building and a warehouse in Quebec City, Canada. Rent for the associated office is payable at approximately $55 per month. The lease will expire on May 31, 2032.
In September 2023, the Company entered into a five-year operating lease for an office in Schlieren, Switzerland in connection with the acquisition of Exalos AG. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expires in February 2028. Rent expense is approximately $14 per month.
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
The Company’s facility leases have remaining lease terms ranging from less than one year to seven years, some of which include options to extend the lease term for up to four years.
The table below represents lease-related assets and liabilities recorded on the consolidated balance sheet as of December 31, 2023 and 2022 are as follows:

	Balance Sheet Classification	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$13,790	$12,055

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$2,653	$1,955
Operating lease liabilities (noncurrent)	Operating lease liabilities	10,850	10,115
Total lease liabilities		$13,503	$12,070
Lease Costs
The following lease costs were included in the consolidated statements of operations for the years ended December 31, 2023, and 2022 :

	Year ended December 31,
	2023	2022
Operating lease cost	$3,406	$2,496
Short-term lease cost	17	124
Variable lease cost	179	174
Total lease cost	$3,602	$2,794
Supplemental Information
The table below presents supplemental information related to operating leases as of December 31, 2023 and 2022 :

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$3,175	$2,035
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,240	$1,660
Weighted average remaining lease term — operating leases	6.06 years	6.90 years
Weighted average discount rate — operating leases	5.99%	5.42%

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as December 31, 2023:

2024	$3,357
2025	2,773
2026	2,303
2027	2,220
2027	1,828
Thereafter	3,560
Total minimum lease payments	16,041
Less imputed interest	(2,538)
Present value of future minimum lease payments	13,503
Less current obligations under leases	(2,653)
Long-term lease obligations	$10,850
20)Commitments and Contingencies
Litigation
On November 3, 2023, the Company received a demand letter alleging breaches relating to covenants and demanded payments of $7,500 in contingent consideration related to a previously completed business combination. On November 30, 2023, the Company responded to the demand letter, denying that any breach occurred or that the party is entitled to any damages. There have been no further developments on this matter. The Company is unable to make a reasonable estimate of a potential loss, if any, on this matter. The Company intends to continue to vigorously defend against the claims made in the demand letter.
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
Royalty Agreement
The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the years ended December 31, 2023, 2022 and 2021 was $3,808, $1,305, and $810, respectively. These expenses are included in cost of goods sold in the consolidated statements of operations. Accrued royalties of $789 and $544 are included in accrued expenses in the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Tax Distributions
To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the years ended December 31, 2023 and 2022.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
21) Supplemental Financial Information
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
Holdbacks and deferred payments for business combination	4,339	—
Operating lease liabilities, current	2,653	1,955
Deferred revenue	2,473	1,739
Accrued taxes	1,672	926
Accrued interest	1,120	900
Accrued royalties	789	544
Other (1)	8,365	4,595
Accrued expenses and other current liabilities	$21,411	$10,659
(1) Amount represents accruals for various operating expenses such as professional fees, open purchase orders and other estimates that are expected to be paid within the next 12 months.
22.Geographical Information
Long-lived assets include property and equipment, net, which were based on the physical location of the assets as of the end of period presented:

	December 31,
	2023	2022
United States	$9,765	$5,357
Canada	4,752	4,931
Germany	4,790	1,435
China	4,437	1,692
Israel	1,457	1,567
Switzerland	1,041	—
Rest of world	724	847
Total	$26,966	$15,829
23.Subsequent Events
For its consolidated financial statements as of December 31, 2023 and the year then ended, management reviewed and evaluated material subsequent events from the consolidated balance sheet date of December 31, 2023 through February 29, 2024, the date the consolidated financial statements were issued.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Kinetic Technologies
On January 25, 2024 (the “Deal Closing Date”), indie and ADK LLC executed an Asset Purchase Agreement (the “APA”) to acquire certain R&D personnel, IP and business properties from Kinetic Technologies (“Kinetic”), in support of a custom product development for a North American electric vehicle OEM. The closing consideration consisted of (i) $4,500 in cash as the Initial Cash Consideration, subject to adjustments for the an adjustment holdback amount of $500 and an indemnity holdback amount of $800, (ii) $3,000 of total contingent considerations, payable in cash or Class A common stock, subject to achievement of certain production based milestones 24 months after the Deal Closing Date, and (iii) $2,500 of contingent considerations, payable in cash or Class A common stock, subject to achievement of certain revenue based milestones 12 months after the Deal Closing Date. The purchase price is subject to working capital and other adjustments as provided in the APA. The indemnity holdback amount is payable within five business days after the 18-month anniversary of the Deal Closing Date and is payable in shares of Class A common stock.
The Company expects to account for this transaction as business combinations and is currently evaluating the purchase price allocation. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information for the transaction, given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023.

Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As of December 31, 2023, our management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the “2013 COSO Framework”). Based on this assessment, the following material weaknesses in internal control over financial reporting were identified as of December 31, 2023:

a.Control Environment: The Company did not have a sufficient number of trained and experienced personnel with assigned responsibility and accountability for the design, operation and documentation of internal control over financial reporting.

b.Risk Assessment: The Company did not have an effective risk assessment process that defined clear financial reporting objectives and identified and evaluated risks, including fraud risks and risks resulting from changes in the external environment and business operations, at a sufficient level of detail to identify all relevant risks of material misstatement across the Company.

c.Information and Communication: The Company did not have an effective information and communication process that identified and assessed the sources and controls necessary to ensure the reliability of information used in financial reporting and related controls, and that communicates relevant information about roles and responsibilities for internal control over financial reporting.

d.Control Activities: As a consequence of the aforementioned deficiencies, the Company did not have effective general information technology controls and process-level controls across all financial reporting processes.

e.Monitoring Activities: The Company also did not have a comprehensive program in place to monitor the effectiveness of the Company’s internal control over financial reporting, including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.

The deficiencies above led to certain misstatements which were corrected prior to the issuance of the consolidated financial statements. These deficiencies represent material weaknesses in our internal control over financial reporting as of December 31, 2023 because they create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

The Company’s independent registered public accounting firm, KPMG LLP, which audited the 2023 consolidated financial statements included in this Form 10-K, has expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting. KPMG LLP’s report appears on page 53 of this Form 10-K.
Remediation Efforts to Address the Material Weaknesses

The Company’s remediation efforts related to the foregoing material weaknesses, which are largely consistent with the material weaknesses disclosed in the Company’s previous report on Form 10-K for the year ended December 31, 2022, are ongoing, and the Company will continue its initiatives to strengthen the Company’s internal control environment which will require a substantial effort throughout 2024.

During 2023 we performed a full review of our internal control procedures and continue to take steps to remediate the material weaknesses. We hired one qualified personnel with public company and internal controls experience to increase accountability in our structures, authorities, and responsibilities. We implemented a global risk and compliance tool to establish and monitor internal controls and enhance transparency by enabling real-time monitoring of our internal control over financial reporting. Lastly, we continue to transition our business units to a central enterprise resource planning (“ERP”) system capable of automating some of our annual financial reporting processes, enhancing our information technology control environment, and mitigating some of the internal control gaps and limitations that cannot be addressed by current systems. While progress has been made to enhance our internal controls, additional time is required to complete implementation and to assess and ensure the sustainability of any new controls.

To remediate the material weaknesses described above, the Company is pursuing the following remediation steps:

a.Control Environment: We will continue to seek, train, and retain individuals who have appropriate skills and experience related to designing operating, and documenting internal controls over financial reporting, coupled with the addition of finance staff to improve the current segregation of roles and responsibilities;

b.Risk Assessment: We will continue to refine and enhance our risk assessment process to define clear financial reporting objectives and evaluate the related risks at a sufficient level of detail to identify all relevant risks of material misstatement across the Company.

c.Information and Communication: We will continue to migrate our financial reporting locations to the new ERP system. The company-wide initiative will improve the relevance and reliability of our data to support the functioning of internal controls, harmonize our information technology control environment, and mitigate internal control gaps and limitations that cannot be addressed by the current systems;

d.Control Activities: We will continue to develop control activities that contribute to the mitigation of risks to support the achievement of objectives to select and develop control activities to address each risk to acceptable levels; and

e.Monitoring Activities: We will continue to engage third-party professionals to conduct a comprehensive review and perform ongoing evaluations to ensure the components of internal control over financial reporting are present and functioning in accordance with the 2013 COSO Framework.

We believe that our remediation plan will be sufficient to address the identified material weaknesses and strengthen our internal control over financial reporting. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. In addition, it is possible that certain controls the Company plans to implement in 2024 will not have operated for a sufficient period of time in 2024 to test their operating effectiveness as part of the Company’s evaluation of internal control over financial reporting as of December 31, 2024 such that remediation of the related control deficiencies may extend to the following year.

As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. It cannot be assured, however, when we will remediate such material weaknesses, nor can we be certain whether additional actions will be required. Moreover, it cannot be assured that additional material weaknesses will not arise in the future.

Changes in Internal Control over Financial Reporting

As described above under “Remediation Efforts to Address the Material Weaknesses”, we are taking actions to remediate the material weaknesses in our internal control over financial reporting. Except as described above, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
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

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by this reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by this reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by this reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by this reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:
1.All financial statements:
The following consolidated financial statements of indie Semiconductor, Inc. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
2.Financial Statements Schedules:
Schedule II — Valuation and Qualifying Accounts information is included in Note 18 to the consolidated financial statements which are filed as part of this report under Item 8. Financial Statements and Supplementary Data.
All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
3.Exhibits:
Exhibits required to be filed as part of this Report are:

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.1†	Master Transactions Agreement, dated effective December 14, 2020, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein, and also included as Annex B-1 to the proxy statement/prospectus.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	2.1	12/15/2020
2.2	Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (included as Annex B-2 to the proxy statement/prospectus).		Form S-4/A	333-25374	2.2	5/4/2021

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.3†	Share Purchase Agreement, dated as of August 27, 2021, by and among indie, TeraXion, Purchaser and certain stockholders of TeraXion and their ultimate beneficial owners.		8-K	001-40481	2.1	9/2/2021
2.4†	Agreement and Plan of Merger, dated as of February 9, 2023, by and among indie, GEO, Merger Sub and Shareholder Representative Services LLC , as Securityholders’ Agent		8-K	001-40481	2.1	2/10/2023
2.5†	Share Sale and Purchase Agreement, dated as of September 18, 2023, by and among indie, indie UK. and the Securityholders.		8-K	001-40481	2.1	9/18/2023
3.1	Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 22, 2023.		8-K	001-40481	3.1	6/23/2023
3.2	Amended and Restated Bylaws of indie Semiconductor, Inc.		8-K	001-40481	3.2	6/16/2021
4.1	Specimen Common Stock Certificate.		8-K	001-40481	4.1	6/16/2021
4.5	Description of indie Semiconductor, Inc. Capital Stock		10-K	001-40481	4.5	3/28/2023
4.6	Indenture, dated as of November 21, 2022, between indie Semiconductor, Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-40481	4.1	11/21/2022
4.7	Form of 4.500% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.6).		8-K	001-40481	4.2	11/21/2022
10.1	Eighth Amended and Restated Limited Liability Company Agreement of indie LLC.		8-K	001-40481	10.1	6/16/2021
10.2	Subscription Agreement for the PIPE Investment.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	10.1	12/15/2020
10.3+	indie Semiconductor, Inc. Amended and Restated 2021 Equity Incentive Plan		10-Q	001-40481	10.2	11/14/2022
10.4+	indie Semiconductor, Inc. 2023 Inducement Incentive Plan		10-K	001-40481	10.4	3/28/2023
10.5+	Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award (2023 Inducement Incentive Plan)		10-K	001-40481	10.5	3/28/2023
10.6+	Form of Notice of Performance Stock Unit Award and Terms and Conditions of Performance Stock Unit Award		10-K	001-40481	10.6	3/28/2023
10.7+	Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award		S-8	333-258907	4.4	8/18/2021

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.8+	Form of Notice of Restricted Stock Award and Terms and Conditions of Restricted Stock Award		S-8	333-258907	4.5	8/18/2021
10.9+	Form of Notice of Stock Option Grant and Terms and Conditions of Stock Option		S-8	333-258907	4.6	8/18/2021
10.10+	Form of Indemnification Agreement between registrant and certain officers and directors of registrant.		8-K	001-40481	10.4	6/16/2021
10.11	Exchange Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.5	6/16/2021
10.12	Tax Receivable Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.6	6/16/2021
10.13	Registration Rights Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.7	6/16/2021
10.14	Registration Rights Agreement, dated August 8, 2019, between Thunder Bridge II, Sponsor and the holders party thereto.		S-1/A filed by Thunder Bridge Acquisition II, Ltd	333-232688	10.4	7/29/2019
10.15	Sponsor Letter Agreement by and among Thunder Bridge II, Sponsor and indie, dated December 14, 2020.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	10.6	12/15/2020
10.16	Form of Option Settlement Agreement by and among indie, TeraXion, Purchaser and certain holders of options to purchase TeraXion capital stock		8-K	001-40481	2.2	9/2/2021
10.17	Sales Agreement, by and among the Registrant and B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC dated August 6, 2022		S-3	333-267120	1.2	8/26/2022
10.18+	Form of Employment Agreement		8-K	001-40481	10.1	12/23/2022
10.19	Registration Rights and Lock-Up Agreement, dated as of March 3, 2023, by and among indie, GEO, and the Securityholders’ Agent.		8-K	001-40481	10.1	3/3/2023
21.1	List of Subsidiaries of the Company	X
23.1	Consent of KPMG LLP	X
24.1	Power of Attorney (included on signature page hereto)	X
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Incentive Compensation Recoupment Policy	X
101
Inline XBRL Interactive Data Files formatted in Inline XBRL Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Other Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
____________
+        Indicates a management or compensatory plan.
†        Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 29, 2024.

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

Signature	Title	Date

/s/ Donald McClymont	Chief Executive Officer and Director	February 29, 2024
Donald McClymont	(Principal Executive Officer)

/s/ Thomas Schiller	Chief Financial Officer and EVP of Strategy	February 29, 2024
Thomas Schiller	(Principal Financial Officer)

/s/ Kanwardev Raja Singh Bal	Chief Accounting Officer	February 29, 2024
Kanwardev Raja Singh Bal	(Principal Accounting Officer)

/s/ Ichiro Aoki	President and Director	February 29, 2024
Ichiro Aoki

/s/ David Aldrich	Chairman of the Board of Directors	February 29, 2024
David Aldrich

/s/ Diane Biagianti	Director	February 29, 2024
Diane Biagianti

/s/ Diane Brink	Director	February 29, 2024
Diane Brink

/s/ Peter Kight	Director	February 29, 2024
Peter Kight

/s/ Karl-Thomas Neumann	Director	February 29, 2024
Karl-Thomas Neumann

/s/ Jeffrey Owens	Director	February 29, 2024
Jeffrey Owens

/s/ Sonalee Parekh	Director	February 29, 2024
Sonalee Parekh