Form 10-K/A
period 2023-12-31
indie Semiconductor, Inc.
filed 2024-03-20
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of indie Semiconductor, Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “Original Report”). The Company is filing Amendment No. 1 to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Original Report by reference from a definitive proxy statement filed no later than 120 days after December 31, 2023. The reference on the cover page of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certificates of our chief executive officer and chief financial officer required by Rule 13a-14(a) under the Exchange Act are being filed as exhibits to this Amendment No. 1. We are amending Item 15 of Part IV of the Original Report to reflect the inclusion of these certifications. We are also amending Item 15 of Part IV to correct certain hyperlinks that were incorrect in the Original Report.

Except as otherwise expressly noted herein, this Amendment No. 1 does not amend, modify or update any other information set forth in the Original Report. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Report was filed. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Annual Report.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical descriptions provide information regarding our executive officers and directors as of the date of this Amendment No. 1.

Name	Age	Position
Donald McClymont	55	Chief Executive Officer and Director
Ichiro Aoki	59	President and Director
Thomas Schiller	53	Chief Financial Officer & Executive Vice President of Strategy
Kanwardev Raja Singh Bal	48	Chief Accounting Officer
Steven Machuga *	59	Chief Operating Officer
David Aldrich	67	Director
Diane Biagianti	61	Director
Diane Brink	65	Director
Peter Kight	67	Director
Karl-Thomas Neumann	62	Director
Jeffrey Owens	69	Director
Sonalee Parekh	50	Director

* Mr. Machuga retired as Chief Operating Officer effective June 30, 2023.

Directors

Our Board of Directors (“Board”) is divided into three classes, each serving staggered, three-year terms:

•our Class I directors are Ichiro Aoki, Jeffrey Owens, and Sonalee Parekh, and their current terms expire at the 2025 Annual Meeting of Stockholders;

•our Class II directors are Diane Biagianti, Diane Brink and Karl-Thomas Neumann and their current terms expire at the 2026 Annual Meeting of Stockholders; and
•our Class III directors are David Aldrich, Peter Kight and Donald McClymont and their current terms expire at the 2024 Annual Meeting of Stockholders.

Selected biographical information for each of our directors, including their principal occupation and employment and period of service as a director of indie, as well as information regarding the specific experience, qualifications, attributes or skills that led to the conclusion that each director listed below should serve as a member of the Board, are set forth below.

Class I Directors

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

Jeffrey Owens has been our director since June 2021 and is a retired automotive technology executive. He served as Executive Vice President and CTO of Delphi Automotive PLC, until his retirement in 2017. During his over 40-year career at Delphi, Mr. Owens served in a variety of technology, engineering and operating leadership roles, including as President of Delphi’s Electronics and Safety Division and President of Delphi Asia Pacific. Mr. Owens also has served as a director of Rogers Corporation (NYSE: ROU) since 2017 and previously served a director of Cypress Semiconductor Corporation from 2017 to 2020. Mr. Owens serves on the Board of Trustees for Kettering University, including as past Chairman. Mr. Owens received a Master’s in Business Administration from Ball State University and a Bachelor’s Degree in Mechanical/Electrical Engineering from Kettering University. He has also completed the Global Executive Program from Duke’s Fuqua School of Business and a Corporate Governance Program from Northwestern’s Kellogg School of Management. Mr. Owens brings to the Board deep experience as a technology and operating executive of a global automotive technology company, which qualifies him for membership on our Board.

Sonalee Parekh has been our director since June 2021 has served since May 2022 as Chief Financial Officer of RingCentral, Inc. (NYSE: RNG), a provider of business cloud communications and contact center solutions. From September 2019 to April 2022, Ms. Parekh served as the Senior Vice President of Corporate Development and Investor Relations at Hewlett Packard Enterprise (“HPE”), a Fortune 500 technology company with approximately $30 billion in revenues. As Senior Vice President. of Corporate Development, Ms. Parekh was responsible for corporate strategy, mergers and acquisitions, strategic investments, business integration and performance management. In her role as Senior Vice President of Investor Relations, Ms. Parekh worked directly with many of the world’s largest institutional investors and asset managers and led HPE’s quarterly earnings process and socially responsible investing strategy. Prior to HPE, Ms. Parekh held senior leadership roles at several global investment banks, including Goldman Sachs, Barclays Capital and Jefferies International. From July 2016 to April 2019, Ms. Parekh was a Managing Director at Jefferies International, and from July 2014 to July 2016 she was an Executive Director at the Royal Bank of Canada. She currently serves as a board advisor to Bidstack Group. Ms. Parekh earned a Bachelor of Commerce from McGill University and holds a Chartered Accountancy designation and is an alumna of PricewaterhouseCoopers. Ms. Parekh’s experience with operations, management and strategic planning for large global organizations qualifies her for membership on our Board.

Class II Directors

Diane Biagianti has been our director since April 2022 and serves as senior vice president, governance of Glaukos Corporation (NYSE:GKOS), a publicly-traded medical technology and pharmaceutical company since August 2023. She previously served as senior vice president, general counsel of Glaukos from June 2020 to August 2023. From May 2011 to May 2020, Ms. Biagianti was Chief Responsibility Officer for Edwards Lifesciences, a global leader in patient-focused medical innovations for structural heart disease and critical care and surgical monitoring, where she was responsible for global ethics and compliance, corporate sustainability and information security. From 2009 to 2011, she served as division vice president, legal section head, upon Abbott Laboratories’ acquisition of Advanced Medical Optics, and from 2002 to 2009, she served in various leadership positions at Advanced Medical Optics, including senior vice president and general counsel. From 1997 to 2002, she served as vice president and assistant general counsel for Experian Information Solutions, Inc. She has also worked as a labor and employment attorney for O’Melveny & Myers LLP and a senior accountant for M.J. Seby & Associates, Ltd., CPAs. Ms. Biagianti earned a juris doctorate from Cornell University and a bachelor’s degree in business administration from the University of Arizona. Ms. Biagianti’s legal and senior management experience with public technology companies qualifies her for membership on our Board.

Diane Brink has been our director since June 2021 and is currently an Independent Director for Belden Inc. (NYSE: BDC), where she chairs both the Nominating and Corporate Governance Committee and the Cybersecurity Committee. Ms. Brink also serves as an independent director for Altus Power, Inc. (NYSE: AMPS), a developer, owner and operator of commercial-scale solar facilities, where she is chair of the Compensation Committee and a member of the Audit Committee. Ms. Brink is also a Senior Fellow and Adjunct Professor at the Kellogg School of Management, Northwestern University. Ms. Brink retired from IBM in February 2015 after a successful 35-year career. She served as IBM’s Chief Marketing Officer for Global Technology Services from September 2008 to January 2015. Her market-centric approach led to the redesign of the legacy infrastructure services business to a cloud-based, analytics driven services model, establishing market leadership in cloud computing, security, resiliency, and mobility. Ms. Brink has held a variety of senior leadership positions, including leading World Wide Integrated Marketing Communications, managing, promoting and generating demand for the IBM brand. Her leadership in advancing the digital transformation of IBM through digital marketing, social media and e-commerce enabled new revenue sources, new methods of client engagement, and new approaches to sales and marketing. She was Vice President of Marketing and Strategy for IBM Americas, Vice President of Distribution Channels Management, Systems Group and General Manager, IBM Middle Markets, Midwest. In addition to her public company board roles, she has board experience with nonprofit industry institutions including the Association of National Advertisers, the Advanced Energy Research & Technology Center, and the Iona Preparatory School. Ms. Brink currently serves on the Dean’s Council for the College of Engineering & Applied Sciences at Stony Brook University. She is a Governance Fellow with the National Association of Corporate Directors. Ms. Brink holds an MBA in Finance from Fordham University and a BS in Computer Science from Stony Brook University. Ms. Brink’s extensive experience leading, advising and managing public companies qualifies her for membership on our Board.

Karl-Thomas Neumann has been our director since June 2021 and has been the CEO and Founder of KTN Investment and Consulting since March 2018. From April 2018 to June 2019, he held a management position at Canoo Inc., an electric vehicles company, where his responsibilities included technology and marketing. From March 2013 to March 2018 he was Executive Vice President & President Europe for General Motors Company, where he was also a member of the GM Executive Committee. Dr. Neumann was previously with Volkswagen AG, where he was CEO and Vice President of Volkswagen Group China in Beijing from September 2010 to August 2012. Prior to that he held a number of management positions at Volkswagen, beginning in 1999 as Head of Research and Director of Electronics Strategy. From 2004 to 2009, Dr. Neumann was a member of the Executive Board at German automotive supplier Continental AG, responsible for the Automotive Systems Division. From August 2008 to September 2009, he was Chairman of the Executive Board of Continental AG. In December 2009, he returned to Volkswagen AG and took over company-wide responsibility for electric propulsion. Since March 2019, he has served as a member of the board of directors of South Korea based Hyundai-Mobis where he serves on the audit committee, the compensation committee and the nominating and corporate governance committee. Dr. Karl-Thomas Neumann holds a Ph.D. in Microelectronics from the University of Duisburg, Germany, as well as a diploma in Electrical Engineering from the University of Dortmund, Germany. He began his professional career at the Fraunhofer Institute as a research engineer before moving to Motorola Semiconductor, where he worked as an engineer and strategy director responsible for the automobile industry. Dr. Neumann’s deep experience with tech and automotive companies and strategic and operational insights qualify him for service on our Board.

Class III Directors

David Aldrich has been our Chairman since June 2021 and was Chairman of the Board of Skyworks Solutions, Inc., a position he held between 2014 and 2018. Mr. Aldrich also served as Executive Chairman of Skyworks from May 2016 to May 2018. Prior to his appointment as Executive Chairman, Mr. Aldrich had served as Chief Executive Officer of Skyworks since its formation in 2002 via a merger between Alpha Industries and Conexant Systems’ wireless business. Before the creation of Skyworks, he served as President and CEO of Alpha Industries, a position he held since April 2000. He joined Alpha Industries in 1995 as Vice President and Chief Financial Officer and held various management positions in the ensuing years, including President and Chief Operating Officer. Prior to this, he held senior management positions at Adams-Russell and M/A-COM. Mr. Aldrich received a Bachelor of Arts in Political Science from Providence College and a Master’s in Business Administration from the University of Rhode Island. In 2004, he was named Ernst & Young New England Entrepreneur of the Year in the Semiconductor category. In 2014, he was named CEO of the Year by the Massachusetts Technology Leadership Council. In addition, Mr. Aldrich is a board member of Belden (NYSE: BDC), a publicly traded provider of end-to-end signal transmission solutions. He also serves as a board member of Allegro Microsystems, Inc. (Nasdaq: ALGM), a sensing and power semiconductor technology company and Mobix Laboratories, Inc. (MOBX), a global connectivity solutions provider for mmWave 5G and high bandwidth cable networks. From 2017 until its acquisition by Cisco Systems, Inc. in 2021, Mr. Aldrich served as a member of the board of directors of Acacia Communications, Inc., a publicly traded optical networking strategy and technology company. Mr. Aldrich’s leadership and management experience as well as his service on boards of directors of public companies qualify him for membership on our Board.

Peter J. Kight has been our director since June 2021 and served as senior special advisor to Thunder Bridge II. Since 2020, he has been a senior special advisor of Thunder Bridge Capital Partners III Inc. From 2018 to 2019, he was a director of Thunder Bridge Acquisition, Ltd. (Nasdaq: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Kight remained with the combined company, Repay Holdings Corporation (Nasdaq: RPAY) as chairman of the board of directors. Previously, he was the founder, chairman and CEO of CheckFree (Nasdaq: CKFR), a provider of financial services technology, from 1981 until it was acquired by Fiserv (Nasdaq: FISV) in 2007. He also served as director and vice chairman (2007 to 2010) of Fiserv until 2012. Prior to CheckFree, Mr. Kight was co-chairman, managing partner and senior advisor at Comvest Partners. Since May 2019, he is a board member of Bill.com Holdings, Inc. (NYSE: BILL), a provider of software that digitizes and automates back-office financial operations. Mr. Kight previously served on the boards of directors of Blackbaud (Nasdaq: BLKB), a supplier of software and services specifically designed for nonprofit organizations, from 2014 to 2020, Huntington Bancshares Incorporated (Nasdaq: HBAN), a regional bank holding company, from 2012 to 2020, Akamai Technologies, Inc. (Nasdaq: AKAM), distributor of computing solutions and services, from 2004 to 2012, and Manhattan Associates, Inc., (Nasdaq: MANH) a provider of supply chain planning and execution solutions, from 2007 to 2011. Mr. Kight holds more than a dozen patents and publications for electronic banking and payment systems. Mr. Kight’s technical knowledge and extensive experience managing and advising developing and growing companies and experience with public companies qualify him for membership on our Board.

Donald McClymont serves as indie’s Chief Executive Officer and is responsible for formulating our strategic vision, ensuring execution of business plans and creating shareholder value. Mr. McClymont also serves on indie’s Board of Directors. Prior to co-founding indie in 2007, he was Vice President of Marketing at Axiom Microdevices, tasked with driving company strategy, developing sales engagements and building key industry partnerships. Prior to Axiom, he was a Product Line Director at Skyworks Solutions/Conexant and a Marketing Manager at Fujitsu. Previously, he was with Thesys (now X-FAB/Melexis), and Wolfson (now Cirrus Logic), as a design engineer. Mr. McClymont holds five patents worldwide and earned a Masters in Engineering Electronics and Electrical from the University of Glasgow. Mr. McClymont’s technical knowledge and his unique understanding of indie Semiconductor’s technology and operations qualify him for membership on our Board.

Executive Officers

Please see “Part I., Item 1. Business, Information About Our Executive Officers” in the Original Report for information regarding our executive officers.

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

Audit Committee

The Board has a standing Audit Committee, which currently consists of three directors. The current members of the Audit Committee are David Aldrich, Jeffrey Owens and Sonalee Parekh. Ms. Parekh serves as Chairman of the Audit Committee. Each of the members of our Audit Committee satisfy the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of The Nasdaq Stock Market LLC (“Nasdaq”). The Board has determined that Ms. Parekh is an “Audit Committee financial expert,” as that term is defined in SEC rules.

ITEM 11. EXECUTIVE COMPENSATION
We disclosed executive compensation during our fiscal years ended on December 31, 2021 and 2022 under the scaled reporting rules applicable to emerging growth companies. Beginning on January 1, 2024, we are no longer an emerging growth company and we now include additional detailed information about our executive compensation program as follows:

•The “Compensation Discussion and Analysis” below discussing the compensation of our executive officers appearing in the compensation tables, which executive officers we refer to as our “named executive officers”;
•An additional year of reporting history, and reporting on compensation for a larger group of named executive officers in our Summary Compensation Table; and

•Additional compensation disclosure tables for “Grants of Plan-Based Awards in Our Fiscal Year Ended on December 31, 2023,” “Options Exercised and Stock Vested During Our Fiscal Year Ended on December 31, 2023,” and “Potential Payments Upon Termination or Change of Control” which appear following the Compensation Discussion and Analysis.

Compensation Discussion and Analysis

This section explains our executive compensation program in general and how it operates with respect to our executive officers and, in particular, our named executive officers. For fiscal 2023, our named executive officers consisted of: our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Executive Vice President of Strategy, President, Chief Accounting Officer, and our former Chief Operating Officer, who retired effective June 30, 2023.

These named executive officers are as follows:

•Donald McClymont, Chief Executive Officer;
•Thomas Schiller, Chief Financial Officer and Executive Vice President of Strategy
•Ichiro Aoki, President;
•Kanwardev Raja Singh Bal, Chief Accounting Officer; and
•Steven Machuga, our former Chief Operating Officer.

Management Transition

In June 2023, Mr. Machuga retired as our Chief Operating Officer and currently serves in an advisory role for the Company. Following Mr. Machuga’s departure, Mr. McClymont, our Chief Executive Officer, assumed the responsibilities of principal operating officer. In January 2024, the Company appointed Michael Wittmann as Chief Operating Officer. For more information about Mr. Wittmann, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2024 and Part I., Item 1. Business, Information About Our Executive Officers in the Original Report.

Executive Summary

Fiscal 2023 Business Highlights

We achieved success on many fronts during fiscal 2023, including doubling revenues over the prior fiscal year and making strides in advancing our Autotech focused product portfolio. Our key financial and business highlights from fiscal 2023 were as follows:

•Overall net revenues were $223.2 million, up 101% from the prior fiscal year, despite general weakness in the automotive and semiconductor markets;
•Recognized by Morgan Stanley as the fastest growing semiconductor company in the world over the past two years, among 224 global suppliers;
•Introduced breakthrough fully integrated 240 GHz radar front-end silicon receiver, automotive wireless power charging system-on-chip, and computer vision processors enabling viewing and sensing capability at the vehicle’s edge;
•Ramped advanced lighting solutions for enhanced in-cabin applications;
•Secured program and design wins at vehicle OEMs for ADAS Computer Vision, Qi2.0 Wireless Charging, in-cabin monitoring programs and smart connectivity products;
•Entered a development and strategic partnership contracts to accelerate LiDAR and AI-based automotive camera solutions;
•Released first ESG report highlighting adherence to environmental sustainability, social commitments and disciplined corporate governance; and
•Launched and completed warrant exchange program to minimize future equity dilution.

Fiscal 2023 Compensation Highlights

Fiscal 2023 was a significant year for us with respect to compensation actions and decisions. The Compensation Committee took the following compensation actions with respect to our named executive officers:

•Base salaries – Maintained the annual base salary of Mr. McClymont at $400,000 and increased the annual base salaries of our other named executive officers in amounts ranging from 4% to 15%. We also adopted a new program where each of our named executive officers could elect to receive up to 75% of his base salary in equity in lieu of cash.

•Target annual cash incentive opportunities – Increased the target annual cash incentive compensation opportunity for Mr. McClymont by 20% to an amount equal to 100% of his annual base salary and increased the target annual cash incentive compensation opportunity for our other named executive officers in amounts ranging from 5% to 25% of their annual base salaries. Based on the performance outcomes with respect to revenue growth as compared to a peer group predetermined by the Compensation Committee (“Revenue Growth Component”) and non-GAAP operating income (“Operating Income Component”) during fiscal 2023, neither Mr. McClymont nor any of the other named executive officers earned his annual cash incentive payment as even though the Revenue Growth Component was achieved, the Operating Income Component was not.

•Long-term incentive compensation – Granted our named executive officers long-term incentive compensation in the form of performance-based and time-based restricted stock unit (“RSU”) awards effective in January 2023, which are settled for shares of our Class A common stock as they vest. Mr. McClymont received a performance-based RSU award (“PRSU”) and a time-based RSU award with an aggregate target value of $4.3 million, while our other named executive officers received PRSUs and time-based RSU awards with aggregate target values ranging from $400,000 to $3.4 million. In addition, Mr. McClymont and certain other named executive officers received strategic unique stock-price-based RSU grants as more fully described below.

The PRSUs granted to our named executive officers during fiscal 2023 may vest subject to the attainment of two (2) performance-based metrics, including (i) Operating Income and (ii) Revenue Growth. The PRSUs will vest over a three (3) year term. 50% of the PRSUs will be earned based on the achievement of non-GAAP operating income versus target over 1 year, while the remaining 50% of the PRSUs will be earned based on the achievement of Revenue Growth versus peers over 2 years. The shares earned will vest over three years, with half vesting upon the completion of each of the one (1) and two (2) year performance periods, with the remaining half of the earned shares vesting after 3 years.

The stock-price-based RSUs (“Stock Price RSUs”) granted to certain of our named executive officers during fiscal 2023, including Mr. McClymont, shall be earned and become vested, if at all, based on the achievement of the stock price targets set at $20, $30 and $40 per share of our Class A common stock prior to the expiration of a four-year performance period ending on December 31, 2026.

Pay-for-Performance Analysis

Our executive compensation program is designed to motivate, engage and retain a talented leadership team and to appropriately reward them for their contributions to our business. Our performance measurement framework consists of a combination of financial and operational performance measures that provide a balance between short-term results and drivers of long-term value.

We provide our executive officers with three primary elements of pay: base salary, annual cash incentive compensation and long-term incentive compensation in the form of equity awards. The variable compensation components, consisting of an annual cash incentive and annual equity awards, together constitute the largest portion of the target total direct compensation for our executive officers. The percentages below exclude the All Other Compensation amounts set forth in our Summary Compensation Table.

•Base salary – Base salary accounts for approximately 8.2% of our Chief Executive Officer’s target total compensation and, on average, approximately 27.4% of our other named executive officers’ target total compensation.

•Annual cash incentive compensation – Annual short-term cash incentive compensation opportunity accounts for approximately 8.2% of our Chief Executive Officer’s target total compensation and, on average, approximately 12.1% of our other named executive officers’ target total compensation. Annual cash incentive compensation awards are based on corporate performance relative to pre-established financial objectives selected by the Compensation Committee and an evaluation of each named executive officer’s individual performance.

•Long-term incentive compensation – Long-term incentive compensation consists of PRSU awards, Stock Price RSU awards and time-based RSU awards, and accounts for approximately 83.6% of our Chief Executive Officer’s target total compensation and, on average, approximately 60.5% of our other named executive officers’ target total compensation.

The following charts show the fiscal 2023 pay mix for (i) Mr. McClymont and (ii) our other named executive officers, in the aggregate:

The foregoing percentages were calculated using annual base salary, target annual cash incentive compensation, and the grant date fair value of equity awards as reported for fiscal 2023 in the Summary Compensation Table below, except for Mr. Machuga for whom we calculated the percentages based on a full-year base salary and target bonus. As shown in the above charts, our named executive officers’ compensation is weighted heavily toward “at-risk” compensation, which consists of (1) performance-based cash and equity awards that align each named executive officer’s interests with those of the Company and our stockholders and (2) time-based equity awards whose value is tied to the creation of long-term stockholder value.

Governance Policies and Practices

We maintain several policies and practices to help ensure that our overall executive compensation program reflects sound governance standards and drives financial performance. We have also made the decision not to implement some practices that many companies have historically followed because we believe they would not serve the long-term interests of our stockholders.

What We Do		What We Don’t Do
☑	Fully-Independent Compensation Committee. The Compensation Committee determines our compensation strategy for executive officers and consists solely of independent directors.	☒	Excise Tax Gross-Ups Related to a Change of Control. We do not provide excise tax gross-ups related to a change of control of the Company.

☑	Independent Compensation Advisor. The Compensation Committee engages an independent compensation consultant to provide independent analysis, advice and guidance on executive compensation.	☒
Perquisites. We do not generally provide perquisites to officers other than benefits with broad-based employee participation that are standard in the technology sector, except when specifically determined to be appropriate in light of the executive officer’s circumstances.

☑
Annual Executive Compensation Review. The Compensation Committee performs an annual review of our executive compensation strategy, including a review of our compensation peer group and a review of our compensation-related risk profile.
☒
Hedging. We prohibit employees, including our executive officers, from engaging in transactions or arrangements that are intended to increase in value based on a decrease in value of Company securities.

☑	Pay-for-Performance Philosophy. Our cash incentive compensation and long-term equity programs for executives are based on the Company’s and individual executive’s performance.	☒	Pledging. We prohibit our employees, including executive officers, from pledging Company stock or holding it in a margin account.

☑	At-Risk Compensation. A significant portion of compensation for our executives is based on the performance of both the Company and the individual executive.	☒	Option Repricing. Our 2021 Equity Plan prohibits repricing of out-of-the-money options or stock appreciation rights to a lower exercise or strike price without approval of our stockholders.

☑	Robust Stock Ownership Guidelines. We have executive stock ownership guidelines and holding requirements that cover our executive officers.	☒	Dividends or Dividend Equivalents Payable on Unvested Equity Awards. We do not pay dividends or dividend equivalents on unvested equity awards.

☑	Clawback Policy. We have a clawback, or recoupment policy, that covers all elements of our incentive compensation program upon a financial restatement.	☒	SERP or Defined Benefit Plans. We do not provide a Supplemental Executive Retirement Plan (SERP) or a defined benefit plan.

☑
Double-Trigger Change-of-Control Benefits. Change-of control benefits require a change in control and termination of employment (double trigger) rather than benefits triggered solely on the change of control (single trigger).

Compensation Objectives and Decision-Making Process

Role of the Compensation Committee

The Compensation Committee is responsible for establishing our compensation and benefits philosophy and strategy, working in consultation with our Chief Executive Officer for our executive officers (other than himself). The Compensation Committee also oversees our general compensation policies and sets specific compensation levels for our Chief Executive Officer and other executive officers. In determining our compensation strategy, the Compensation Committee reviews competitive market data to ensure that we are able to attract, motivate, reward and retain talented executive officers and other employees. The Compensation Committee engages its own independent advisors to assist in carrying out its responsibilities, but is not permitted to delegate its authority to such advisors.

The primary objectives of the Compensation Committee with respect to determining executive compensation are to attract, motivate and retain talented employees and to align the interests of our executive officers with those of our stockholders, with the ultimate objective of enhancing stockholder value. It is the philosophy of the Compensation Committee that the best way to achieve this is to provide our executive officers with compensation that is based on their level of performance against specific goals, which are aligned with our overall strategy, thereby compensating executives on a “pay-for-performance” basis.

To achieve these objectives, the Compensation Committee has implemented compensation plans that tie a significant portion of our executive officers’ overall compensation to our financial performance, including Revenue Growth, and Operating Income. Overall, the total compensation opportunity of our executive officers is intended to create an executive compensation program that is competitive with comparable companies.

Role of the Compensation Consultant

In fiscal 2022, the Compensation Committee retained Aon, a national compensation consulting firm, to serve as its compensation consultant. Aon reports directly to the Committee and provides the Compensation Committee with general advice on compensation matters, including reviewing the composition of the compensation peer group, providing compensation data related to executives at the selected companies in the peer group and providing advice on our executive officers’ compensation generally.

Aon did not provide any additional services to us other than the services for which it was retained by the Compensation Committee, and the Compensation Committee is not aware of any conflict of interest that exists that would otherwise prevent Aon from having been independent during fiscal 2023. We pay the costs for Aon’s services. Based on the above and its review of the factors set forth under SEC rules and in the Nasdaq listing requirements, the Compensation Committee assessed the independence of Aon and concluded that no conflict of interest exists that would prevent Aon from independently advising the Compensation Committee during fiscal 2023.

In fiscal 2023, the Compensation Committee met regularly in executive session with Aon without management present.

Use of Compensation Peer Group

Each year, the Compensation Committee directs its compensation consultant to develop a group of peer companies for purposes of evaluating, determining and setting compensation for our executive officers. The criteria for determining which companies to include in the peer group include some or all of the following criteria: (i) they operate in a similar industry to ours; (ii) they are of approximately similar size (as measured by revenues and aggregate market capitalization); (iii) they have profitability similar to ours; and (iv) they are companies with whom we compete for executive talent.

After receiving and discussing the compensation consultant’s report, the Compensation Committee approved the peer group companies for fiscal 2023 in the second half of fiscal 2022. The compensation peer group for fiscal 2023 consisted of the following companies:

• Aeva Technologies, Inc.	• CEVA, Inc.	• Silicon Laboratories
• Aeye, Inc.	• Credo Technology Group Holding	• SiTime Corporation
• Allegro MicroSystems	• Luminar Technologies	• SkyWater Technology, Inc.
• Ambarella, Inc.	• Ouster, Inc.	• Velodyne Lidar, Inc.
• Cepton, Inc.	• Rambus Inc.

This compensation peer group was used by the Compensation Committee during fiscal 2023 as a reference for understanding the competitive market for executive positions in our industry sector.

A summary of the four-quarter trailing revenue by quartile and market capitalization of the peer companies at the time the Compensation Committee approved the compensation peer group for use in fiscal 2023 is as follows:

Peer Twelve Months Revenue and Market Capitalization for Fiscal Year 2023 Compensation Decisions

	Peer Group Financials (1)
Quartile	Twelve Months Trailing Revenue ($ in millions)	Market Capitalization ($ in millions)
75th Percentile	339.8	2,639.9
50th Percentile	138.8	1,301.5
25th Percentile	41.9	330.7
indie Semiconductor	96.7	1,129.9

(1) Data is based on available market information as of November 2022.

Based on the foregoing, our revenue was approximately in the 43rd percentile of the peer group companies and our market capitalization was approximately in the 49th percentile of the peer group companies as of November 2022.

Data on the compensation practices of the peer group was generally gathered through searches of publicly available information, including publicly available databases. In preparing its report, the compensation consultant reviewed data from the Radford Global Compensation Database including a custom analysis of the companies in the compensation peer group, as well as the proxy statements filed by each of the peer group companies. Peer group data was gathered with respect to base salary, bonus targets and equity awards. When the peer group data yielded insufficient data, the compensation consultant used a custom data analysis of the companies in the compensation peer group and/or a cross-section of technology companies in autotech, semiconductor, semiconductor equipment and systems software with revenue up to $200 million and market capitalization between $400 million and $3.4 billion.

In determining adjustments to executive compensation, the Compensation Committee not only considers the compensation advice and analysis provided by its compensation consultant and publicly available information of compensation offered by the applicable comparative market data, but also reviews the Radford survey data and takes into consideration other relevant factors as described in this Compensation Discussion and Analysis. While the Compensation Committee considers external market data (both the Radford survey data and peer company data), it does not target any specific pay percentile within those companies for purposes of setting cash and equity compensation levels. Rather, the Committee uses this information merely as a guide to determine whether we are generally competitive in the market.

Compensation Determination for Chief Executive Officer

Each year, the Compensation Committee reviews the performance of our Chief Executive Officer and approves his compensation in light of the goals and objectives of our executive compensation program. The review of the performance and compensation of our CEO and our other executive officers is conducted annually. The Compensation Committee uses both objective data from peer group companies and subjective policies and practices, including an assessment of our CEO’s achievements and contribution, to determine his compensation. In determining the long-term equity incentive component of our CEO’s compensation, the Compensation Committee considers a number of factors, including our performance and relative stockholder return, the value of similar awards to CEOs at the companies in the compensation peer group, the equity awards granted to our CEO in prior years and feedback from the independent members of our Board of Directors.

To provide further assurance of independence, the Compensation Committee’s compensation consultant provides its own recommendation regarding CEO compensation. The compensation consultant prepares an analysis showing competitive CEO compensation at the companies in the compensation peer group for the individual elements of compensation and total direct compensation. Next, the compensation consultant provides the Committee with a range of recommendations for any change in our CEO’s base salary, target annual cash incentive compensation and equity award value. These recommendations take into account the peer group competitive pay analysis, expected future pay trends and, importantly, the position of our CEO in relation to other senior executives and proposed pay actions for all our other key employees. The range allows the Committee to exercise its discretion based on our CEO’s individual performance and other factors.

Compensation Determination for Other Executive Officers

Our Chief Executive Officer works with the Compensation Committee in establishing the compensation and benefits philosophy and strategy for our other executive officers and makes specific recommendations to the Committee with respect to the individual compensation for each of such executive officers. Each year, the Compensation Committee reviews with our CEO each executive officer’s performance in light of our goals and objectives and approves their compensation. The Compensation Committee also considers other relevant factors in approving the level of such compensation, including the executive officer’s performance during the year, focusing on his or her accomplishments, areas of strength and areas of development, scope of responsibility and contributions, and experience and tenure in the position.

Our Chief Executive Officer evaluates each executive officer’s performance during the year based on a review of his or her performance and an individual self-assessment. Our CEO also reviews compensation prepared by Aon and from other publicly-available information and identifies trends and competitive factors to consider in adjusting compensation levels of our executive officers. Our CEO then makes a recommendation to the Compensation Committee as to each element of each executive officer’s compensation, which the Compensation Committee takes into account when it approves each executive officer’s compensation.

Compensation Elements

Our executive compensation program consists of three principal elements: base salary, performance-based cash incentive compensation and long-term incentive compensation in the form of equity awards. The following table summarizes these elements of compensation:

	Objectives	Key Features

Base Salary	Provides a fixed baseline level of compensation earned during the fiscal year.	Fixed cash compensation is based on scope of responsibility, breadth of knowledge, experience, tenure in the position, competitive market-based considerations and individual performance.

Performance-Based Incentive Cash Compensation	Rewards achievement of corporate performance objectives and serves to attract and retain highly-qualified executives.	Calculated as a percentage of the executive officer’s annual base salary. Payouts are based on achievement of pre-established corporate objectives goals.

Long-Term Equity Incentive Awards	Establishes a corporate culture that supports strong long-term corporate performance and provides an important retention tool through vesting of equity awards over several years.	Performance-based and stock-price-based RSUs are granted in amounts that take into account a range of payouts to reflect company performance against pre-established goals, and vest over a multi-year period. Time-based RSUs are granted in fixed amounts and vest over a four-year period.

Base Salary

Over the second half of 2022, the Compensation Committee reviewed the base salaries of our executive officers, focusing on the competitiveness of their salaries. After comparing their current salaries to the base salary levels based on the data drawn from the companies in our compensation peer group and the Aon prepared survey data, as well as considering the roles and responsibilities and potential performance of our executive officers and the recommendations of our Chief Executive Officer (with respect to our executive officers other than himself), the Compensation Committee determined to increase the base salaries of our named executive officers other than our CEO in December 2022, effective for fiscal 2023.

In the case of our Chief Executive Officer, the Compensation Committee determined to maintain his base salary. In light of his role as both our CEO and a co-founder of the Company, the Compensation Committee wanted to affirm his unique role with a greater emphasis on equity grants which are aligned with driving stockholder value rather than increasing base salary. As a result, for 2023 our CEO’s base salary was maintained at a level that is at or below the 25th percentile relative to our peer group. With respect to our other named executive officers, the Compensation Committee determined to increase their base salaries in response to its review of competitive market data for individuals in comparable positions at other technology companies, including companies in our peer group, to recognize the increase in each individual’s scope of responsibilities and expected deliverables in the current year and to acknowledge their individual contributions to our outstanding performance in fiscal 2022.

As a result of the base salary increases for 2023, we believe the base salaries for our other named executive officers range from the 25th to 50th percentile relative to our peer group.

The fiscal 2022 and 2023 base salaries of our named executive officers were as follows:

Named Executive Officer	Fiscal Year 2022 Base Salary ($)	Fiscal Year 2023 Base Salary ($)	Percentage Increase (%)
Donald McClymont	400,000	400,000	—
Thomas Schiller	300,000	345,000	15.0
Ichiro Aoki	275,000	300,000	9.1
Kanwardev Raja Singh Bal (1)	—	287,500	N/A
Steve Machuga (2)	330,000	343,200	4.0
(1)Mr. Bal was not a named executive officer in fiscal 2022.
(2)Mr. Machuga retired as our Chief Operating Officer effective June 30, 2023 and received salary only through such date.

These base salary adjustments were effective January 1, 2023. In June 2023, the Compensation Committee approved a voluntary program to allow our named executive officers (except for Mr. Machuga) to elect to receive a portion of their base salary (up to 75%) in fully-vested RSUs on a quarterly basis starting in August 2023. This stock in lieu of cash would further align the interests of our executive officers with the interests of our stockholders. The number of underlying RSUs awarded is equal to the amount of the forgone salary, divided by the closing trading price of our Class A common stock on the date of grant. Each of our current named executive officers elected to receive 75% of their base salary in RSUs, the highest rate possible under the program.

Annual Cash Incentive Compensation

In March 2023, our Compensation Committee approved a cash incentive compensation framework for fiscal 2023, the 2023 Short Term Incentive Bonus Plan (the “2023 Incentive Plan”). The 2023 Incentive Plan was designed to link the annual cash incentives of our executive officers to the company-wide achievement of pre-established financial objectives involving annual revenue growth and operating income. The way these components factor into the annual cash incentive compensation is illustrated in the following chart:

Target Annual Cash Incentives

In connection with the review of base salaries for our named executive officers, the Compensation Committee reviewed their target annual cash incentives, focusing on the competitiveness of their target total cash compensation opportunities. After comparing their current target annual cash incentives to the target cash incentive levels at the companies in our compensation peer group and the Radford survey data, as well as considering the roles and responsibilities and potential performance of our executive officers and the recommendations of our CEO (with respect to our executive officers other than himself), the Compensation Committee increased the target annual cash incentives of our CEO and our other executive officers for fiscal 2023.

The fiscal 2022 and 2023 target annual cash incentives of our named executive officer were as follows:

Named Executive Officer Fiscal 2022 and 2023 Target Annual Cash Incentive

Named Executive Officer	Fiscal 2022 Target Annual Cash Incentive (as % of base salary)	Fiscal 2023 Target Annual Cash Incentive (as % of base salary)
Donald McClymont	80%	100%
Thomas Schiller	45%	70%
Ichiro Aoki	35%	40%
Kanwardev Singh Raja Bal (1)	-	40%
Steve Machuga (2)	45%	50%
(1)Mr. Bal was not a named executive officer in fiscal 2022.
(2)Mr. Machuga retired as our Chief Operating Officer effective June 30, 2023 and, accordingly, did not earn a cash incentive payment for fiscal 2023

Performance Components

Under the 2023 Incentive Plan, annual cash incentive payments for our executive officers were determined using two components, each with equal weighting:

•Revenue Growth Component: revenue growth versus a predetermined company peer group weighted at 50%; and
•Operating Income Component: non-GAAP operating income, weighted at 50%. We calculate non-GAAP operating income by excluding from GAAP operating income (loss), any (i) acquisition-related expenses (including acquisition-related professional fees and legal expenses, deemed compensation expense and expenses recognized in relation to changes in contingent consideration obligations), (ii) amortization of acquisition-related intangibles and certain license rights, (iii) inventory cost realignments and (iv) share-based compensation.

The nominal thresholds for each of the two components must be achieved for any cash incentive payment to be awarded under the 2023 Incentive Plan. For each of our executive officers, the 2023 Incentive Plan award was to be paid on an annual basis. The Compensation Committee generally has discretion to exclude extraordinary or one-time charges for purposes of calculating annual cash incentive payments under the 2023 Incentive Plan, but no such exclusions were made in fiscal 2023.

For purposes of the 2023 Incentive Plan, the Revenue Growth Component and Operating Income Component were designed as follows:

Revenue Growth Component. The Revenue Growth Component was designed to reward our year-over-year revenue growth relative to a peer group as predetermined by the Compensation Committee (the “Revenue Peer Group”). In light of the importance of achieving revenue growth for fiscal 2023, the weighting of the Revenue Growth Component was established at 50%. The Revenue Growth Component was subject to a threshold or nominal performance level for achievement and a multiplier that increased or decreased the target payout depending on our actual performance. The Revenue Growth Component was measured and paid on an annual basis. The Revenue Peer Group was determined by the Compensation Committee in December 2022, and includes all companies in the compensation peer group for fiscal 2023 as set forth above, except for Aeva Technologies, Inc., Aeye, Inc. and Cepton, Inc. These three companies were excluded due to their significantly lower revenue amounts, which the Compensation Committee believed would make the Revenue Growth Component unreasonably difficult to achieve and be a more meaningful measure of our relative revenue growth.

The following table summarizes the terms of the Revenue Growth Component multiplier for fiscal 2023:

Revenue Growth Component Scale

Goal	Revenue Growth vs. Revenue Peer Group FY2023	Revenue Growth Component Multiplier)
Stretch	80th percentile	200%
Target	65th percentile	100%

Nominal	50th percentile	50%
Below Nominal	<50th percentile	0%

During fiscal 2023, our revenue growth versus our Revenue Peer Group was at the 100th percentile and was achieved at the Stretch level.

Operating Income Component. The Operating Income Component was determined by a formula that rewarded our achievement of targeted non-GAAP operating income. For purposes of the 2023 Incentive Plan, the Operating Income Component was calculated using the financial results for the fourth quarter of fiscal 2023. The Operating Income Component was designed to emphasize the importance of continually managing costs, increasing efficiencies and achieving break-even non-GAAP operating income. The Operating Income Component was subject to a nominal performance level for any payout and a multiplier between 0% to 200% of the target payout depending on our actual performance. Our target performance level was set at break-even non-GAAP operating income in the fourth quarter of fiscal year 2023, which we did not meet.

Annual Cash Incentive Payments for Fiscal 2023

The target and actual annual cash incentive payments for fiscal 2023 for our named executive officers, based on their achievement against our financial goals, were as follows:

Named Executive Officer Incentive Cash Awards for Fiscal 2023
Named Executive Officer	Annual Base Salary ($)	Target Annual Cash Incentive (as a percentage of base salary)	Target Annual Cash Incentive Payment ($)
				Actual Annual Cash Incentive Payment Paid ($)
Donald McClymont	400,000	100%	400,000	—
Thomas Schiller	345,000	70%	241,500	—
Ichiro Aoki	300,000	40%	120,000	—
Kanwardev Raja Singh Bal	287,500	40%	115,000	—
Steve Machuga (1)	343,200	50%	171,600	N/A

(1) Mr. Machuga retired as our Chief Operating Officer effective June 30, 2023 and, accordingly, did not earn a cash incentive payment for fiscal 2023.

Although the Revenue Growth Component was achieved at the Stretch level, because the Operating Income Component was not achieved at the Nominal level, no payments were awarded under the 2023 Incentive Plan. In prior years, the Company has paid the annual cash incentive compensation awards in fully-vested stock awards, with the number of shares determined by dividing the amount of the cash incentive award by the market close price for our Class A common stock on the date of the Compensation Committee’s approval of the cash incentive award amount.

Long-Term Equity Incentive Compensation

The Compensation Committee believes that long-term incentive compensation in the form of equity awards provide a strong alignment between the interests of our named executive officers and our stockholders. We regularly monitor the environment in which we operate and review and make changes to our long-term equity incentive compensation program as necessary to help us meet our goals, including generating long-term stockholder value and attracting, motivating and retaining talent. We also consider the value of an executive’s current equity holdings and the retention power of unvested equity awards. The Compensation Committee believes that performance-based and stock-price-based RSUs are an important means of aligning pay with performance, but also believes that time-based RSUs serve as a retention tool while still aligning the interests of our executive officers with the interests of our stockholders. In general, we prefer to grant our executive officers time based and performance-based RSUs rather than stock options, as the higher value of RSU awards allows us to issue fewer shares of our common stock, thereby reducing dilution to our stockholders.

Fiscal 2023 Equity Awards

For fiscal 2023, the Committee granted a mix of performance-based, stock-price-based and time-based RSUs to our named executive officers, with performance-based and stock-price-based RSUs making up the bulk of the equity awards granted to our named executive officers. For fiscal 2023, as set forth in the Summary Compensation Table, the mix consisted of 40.8% performance-based RSUs, 18.4% stock-price-based RSUs and 40.8% time-based RSUs for our Chief Executive Officer. For our other named executive officers, the mix consisted of 37.8% performance-based RSUs, 12.1% stock-price-based RSUs and 50.1% time-based RSUs.

All of our equity awards are subject to vesting. Subject to the named executive officer’s continuous service over the vesting period, the vested awards or units are settled for shares of our Class A common stock. Our executive officers are required to retain 50% of the shares of our common stock issued in settlement of these RSU awards until their respective stock ownership requirements are satisfied.

Fiscal 2023 Time-Based RSU Awards

In December 2022, the Compensation Committee approved the grant of time-based RSU awards to our executive officers, effective January 3, 2023. The following table sets forth the number of units that may be settled for shares of our Class A common stock awarded to each of our named executive officers in fiscal 2023 with respect to their time-based RSU awards:

Named Executive Officer Fiscal 2023 Time-Based RSU Awards

Named Executive Officer	Shares Subject to Time-Based RSU Award (1)
Donald McClymont	286,500
Thomas Schiller	226,500
Ichiro Aoki	37,500
Kanwardev Raja Singh Bal	37,500
Steve Machuga (2)	56,250

(1) These RSU awards vest in four equal annual installments, the first of which occurs on the first anniversary of the effective date of the grant.
(2) Mr. Machuga retired as our Chief Operating Officer effective June 30, 2023, at which time he forfeited the RSU awards granted to him effective January 3, 2023.

Fiscal 2023 Performance-Based RSU Awards

In December 2022, the Compensation Committee also approved grants of PRSUs to our executive officers, effective January 3, 2023. The PRSUs will vest over a three-(3) year term, as more fully described below. The units subject to the PRSUs were to be earned based on our achievement of pre-established financial goals over predetermined performance periods. The number of earned units could increase with over-achievement of the applicable performance goals, to an aggregate maximum of 200% of the target number of units subject to the awards, or could decrease for under-achievement of the performance goals, with the possibility of no units being earned.

The two performance components applicable to the fiscal 2023 PRSUs were:

•operating income (the “PRSU Operating Income Component”), weighted at 50%; and
•revenue growth versus a predetermined company peer group (the “PRSU Revenue Growth Component”), weighted at 50%.

The operating income metric is measured over the five-quarter period ending at the end of the first quarter of fiscal 2024. The revenue growth versus peers metric is tied to cumulative revenue performance beginning at the start fiscal 2023 and ending upon the completion of fiscal 2024. Although, these equity performance metrics are substantially similar to the performance metrics under our 2023 Incentive Plan, given our stage in the Company’s lifecycle, these goals represent the key drivers of delivering stockholder value and the use of them as both equity and cash incentive performance goals was intended to focus the Company’s efforts.

The two performance components operated as follows:

PRSU Operating Income Component. The PRSU Operating Income Component was designed to reward the Company’s ability to reach breakeven (on a non-GAAP basis) by the end of fiscal 2023. The PRSU Operating Income Component is primarily measured over the one-year period of fiscal 2023, with target level set at break-even non-GAAP operating income in the fourth quarter of fiscal year 2023, in that for the maximum or target level to be met, the metric must be achieved by the end of fiscal 2023. However, because the measurement period for threshold achievement ends at the end of the first quarter of fiscal 2024, should the threshold level be attained, the resulting payment would be 50% of target level. 50% of the units related to the PRSU Operating Income Component become earned and vested upon certification of the metric by the Compensation Committee, and the remaining 50% of the units earned based on performance vest upon the third anniversary of the date of grant. Operating income for the PRSU Operating Income Component is defined in the same manner as under our 2023 Incentive Plan. This PRSU Operating Income Component was selected as a metric because it was considered an efficient way to measure the Company’s operating performance and will be awarded based on performance level achieved (without interpolation).

PRSU Revenue Growth Component. The PRSU Revenue Growth Component is tied to cumulative revenue performance and was designed to measure and reward achievement of our total overall revenue growth versus as compared to a peer group predetermined by the Compensation Committee. The revenue growth peer group for the PRSU Revenue Growth Component is the same as the peer group used for the Revenue Growth Component described above. The PRSU Revenue Growth Component was selected as a metric because of its importance to our achieving our overall revenue results and driving stockholder value, and will be awarded based on performance level achieved (with interpolation on a straight-line basis between threshold and target, as well as between target and maximum) as follows:

Achievement Level	PRSU Revenue Growth Component	Multiplier
Maximum	80th percentile and above	200%
Target	65th percentile	100%
Threshold	50th percentile	50%
Below Threshold	< 50th percentile	0%

The PRSU Revenue Growth Component is measured over a two-year period, specifically beginning at the start fiscal 2023 and ending upon the completion of fiscal 2024. 50% of the units related to PRSU Revenue Growth Component become earned with 50% vesting upon certification of the metric by the Compensation Committee, and the remaining 50% of the units earned based on performance vesting upon the third anniversary of the date of grant.

Upon vesting, the PRSUs are settled for shares of our Class A common stock. Our executive officers are required to retain 50% of the shares of our Class A common stock issued in settlement of these PRSU awards until their respective stock ownership requirements are satisfied.

The following table sets forth the number of units that may be settled for shares of our Class A common stock granted to each of our named executive officers in fiscal 2023 with respect to their PRSU awards based on the above criteria:

Named Executive Officer Fiscal 2023 Performance-Based RSU Awards

Named Executive Officer	Below Threshold Number of Shares	Threshold Number of Shares	Target Number of Shares	Maximum Number of Shares
Donald McClymont	—	143,250	286,500	573,000
Thomas Schiller	—	113,250	226,500	453,000
Ichiro Aoki	—	6,250	12,500	25,000
Kanwardev Raja Singh Bal	—	6,250	12,500	25,000
Steve Machuga (1)	—	9,375	18,750	37,500

(1) Mr. Machuga retired as our Chief Operating Officer effective June 30, 2023, at which time he forfeited the PRSU awards granted to him effective January 3, 2023.

Given that the performance periods for the PRSU Operating Income Component and the PRSU Revenue Growth Component have not yet been completed, neither metric has yet been achieved. However, given our fiscal 2023 performance, the PRSU Operating Income Component will not be met at the Maximum or Target achievement level.

In December 2022, the Compensation Committee also approved grants of Stock Price RSUs to our executive officers, effective January 3, 2023. The Compensation Committee considers these Stock Price RSUs as a strategic unique grant to address significant gaps in equity holdings of our CEO and CFO and are intended to strengthen retention efforts and further align their interests with those of our stockholders with the ultimate objective of enhancing stockholder value. The units subject to the Stock Price RSUs are to be earned based on our achievement of the stock price hurdles of $20.00, $30.00 and $40.00 per share of our Class A common stock. These stock price hurdles were ambitious, given that our Class A common stock closed at $5.79 on the date of grant. Our Class A common stock price must average above each applicable stock price for sixty (60) calendar days for the performance hurdle to be satisfied. The Stock Price RSUs have a four-(4) year performance period, with one year vesting upon achievement of a stock price hurdle, as more fully described below. The following table sets forth the number of units that may be settled for shares of our Class A common stock for our named executive officers in fiscal 2023 with respect to their stock-price based RSU awards:

Named Executive Officer Fiscal 2023 Stock-Price RSU Awards

Named Executive Officer	$20.00/Share Stock Price Hurdle	$30.00/Share Stock Price Hurdle	$40.00/Share Stock Price Hurdle
Donald McClymont	500,000	350,000	150,000
Thomas Schiller	250,000	250,000	250,000
Ichiro Aoki	—	—	—
Kanwardev Raja Singh Bal	16,666	16,666	16,668
Steve Machuga (1)	33,333	33,333	33,334

(1) Mr. Machuga retired as our Chief Operating Officer effective June 30, 2023, at which time he forfeited the Stock Price RSU awards granted to him effective January 3, 2023.

The Stock Price RSUs shall be earned and become vested, if at all, based on the achievement of the stock price hurdles for the Company’s Class A common stock set forth above prior to the expiration of a four-year performance period. 50% of the Stock Price RSUs earned for each price hurdle vest upon achievement and certification of the achievement of the stock price hurdle by the Compensation Committee, and the remaining 50% of the Stock Price RSUs earned for each price hurdle vesting upon the earlier of (i) one year from the date of achievement, or (ii) upon the fourth anniversary of the date of grant. For the avoidance of doubt, if the Company’s Class A common stock achieves a certain price target, the named executive officer shall be entitled to the number of shares at such price hurdle, plus any shares listed at any price target below the achieved price target. For example, should the Company achieve the $40.00 price hurdle, the named executive officer shall receive the number of shares for the $40.00, $30.00, and $20.00 price hurdles. To date, none of the stock price hurdles have been achieved.

Agreements with Named Executive Officers

We have entered into employment agreements with each of our named executive officers (the “Employment Agreements”). These agreements govern the terms of their compensation and, in addition, provide for certain payments and benefits in the event of certain qualifying terminations of employment, including a termination of employment in connection with a change in control of the Company. The employment agreements provide each named executive officer with a base salary and a target bonus. The Employment Agreements also provide for certain payments and benefits in the event of certain qualifying terminations of employment, including a termination of employment in connection with a change in control of the Company. The terms of the Employment Agreements are discussed in greater detail below in the section entitled “Potential Payments upon Termination or Change in Control.”

Generally Available Benefit Plans

We maintain generally available benefit programs in which our executive officers may participate. For example, we maintain a tax-qualified 401(k) plan for employees in the U.S., which provides for broad-based employee participation. Under the provisions of our plan, we match 100% of the first 3% of an employee’s contribution and a 50% match of each additional 1% of an employee’s contribution up to a maximum of 5%. We also provide a “true-up” for participants who did not receive their maximum matching contribution during a 401(k) plan year as a result of meeting their contribution limits early in the year. We make matching contributions to help attract and retain employees, and to provide an additional incentive for our employees to save for their retirement in a tax-favored manner. We do not maintain any guaranteed pension plan or other defined benefit plan.

We also offer a number of other benefits to our executive officers pursuant to benefits programs that provide for broad-based employee participation, which includes medical, dental and vision insurance, disability insurance, various other insurance programs, health and dependent care flexible spending accounts, educational assistance, employee assistance and certain other benefits. The terms of these benefits are essentially the same for all eligible employees. Also, our named executive officers participate in an executive medical cost reimbursement program.

Perquisites and Other Personal Benefits

We generally do not provide perquisites or other personal benefits to our executive officers other than described above except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective and for recruitment and retention purposes.

Consistent with our compensation philosophy, we intend to continue to maintain market-competitive benefits for all employees, including our executive officers, provided that the Compensation Committee may revise, amend or augment an executive officer’s perquisites or other personal benefits if it deems it advisable in order to remain competitive with comparable companies or retain an individual whose services are critical to us. We believe the benefits we offer are currently at competitive levels with comparable companies.

Other Compensation Policies

In March 2023, our Board established minimum stock ownership guidelines for non-employee directors and Section 16 executive officers.

Under these guidelines, non-employee directors are required to own shares of Company stock having a value equal to at least five times the base annual cash retainer offered equally to all non-employee directors for service as a director (excluding any retainers paid for service as Chairman of the Board or on a committee). The base annual cash retainer for directors is currently $75,000, and therefore directors are currently required to own Company stock with a value of at least $375,000. These guidelines went into effect on March 16, 2023, and each director is required to meet the minimum stock ownership amount by the later of March 16, 2028, or five years after the date a person is appointed as a director of the Company. Directors are required to retain half of the shares of Company stock derived from awards of RSUs that remain after shares are sold or withheld for tax purposes until this ownership amount is met.

These guidelines also require our Chief Executive Officer to own shares of Company stock having a value equal to at least six times his annual base salary, and each of our other Section 16 executive officers to own shares of Company stock having a value of at least three times the executive’s annual base salary. Shares subject to stock options and unvested equity awards are not considered owned by the executive for purposes of these guidelines. These guidelines went into effect on March 16, 2023, and each Section 16 executive officer is required to meet the minimum stock ownership amount by the later of March 16, 2028, or five years after the date he or she is appointed as a Section 16 executive officer of the Company. Section 16 executive officers are required to retain half of the shares of Company stock derived from equity awards that remain after shares are sold or withheld for tax purposes until this ownership amount is met.

Clawback Policy

We adopted a clawback policy that is compliant with the requirements of Rule 10D-1 under the Exchange Act and Nasdaq listing rules. In the event the Company is required to prepare an accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, subject to the terms of the policy, the Company must recover reasonably promptly from its current and former executive officers the amount of any erroneously awarded incentive based compensation received on or after October 2, 2023 and during the three years preceding the date that the Company is required to prepare such accounting restatement.

Anti-Hedging and Anti-Pledging Policy

Under our Policy Regarding Insider Trading and Unauthorized Disclosures, all of our executive officers and directors are currently prohibited from hedging transactions and are barred from pledging shares. A copy of our policy has been filed with this Annual Report on Form 10-K.

Hedging Transactions. Certain forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts, are prohibited as they allow an employee to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock. These transactions allow the director or employee to continue to own the covered securities, but without the full risks and rewards of ownership. When that occurs, the director or employee may no longer have the same objectives as the Company’s other shareholders. While the foregoing hedging transactions are prohibited, the Company strongly discourages employees from engaging in any other hedging-type transactions. Any person wishing to enter into such an arrangement must first pre-clear the proposed transaction with the Company’s Compliance Officer.

Margin Accounts and Pledges. Securities held in a margin account may be sold by the broker without the customer’s consent if the customer fails to meet a margin call. Similarly, securities pledged (or hypothecated) as collateral for a loan may be sold in foreclosure if the borrower defaults on the loan. Because a margin sale or foreclosure sale may occur at a time when the pledgor is aware of material nonpublic information or otherwise is not permitted to trade in Company Securities, directors, officers and other employees are prohibited from holding Company securities in a margin account or pledging Company securities as collateral for a loan. An exception to this prohibition may be granted in the Company’s discretion where a person wishes to pledge Company securities as collateral for a loan (not including margin debt) and clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.

Consideration of Shareholder Advisory Votes on Executive Compensation

We ceased to be an emerging growth company at the end of fiscal 2023. Our 2024 Annual Meeting will be the first meeting in which we are required to hold non-binding advisory shareholder votes on “say on pay” and “frequency on say on pay.” Because we have not held such votes, our Compensation Committee has yet to take into account the results of such votes in considering the principles behind our compensation and benefits philosophy and strategy.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the ”Code”) generally prohibits a publicly-held company from deducting compensation paid to a current or former named executive officer that exceeds $1.0 million during the tax year. Certain awards granted before November 2, 2017 that were based upon attaining pre-established performance measures that were set by the Compensation Committee under a plan approved by our stockholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1.0 million deductibility limit.

As one of the factors in its consideration of compensation matters, the Compensation Committee notes this deductibility limitation. However, the Compensation Committee has the flexibility to take any compensation-related actions that it determines are in the best interests of the Company and our stockholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible as a result of the limitations under Section 162(m).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors currently consists of Messrs. Aldrich (Chairman) and Neumann and Mses. Brink and Parekh. No member of this committee was at any time during fiscal year 2023 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any relationships requiring disclosure by the Company under rules of the SEC requiring disclosure of certain relationships and related person transactions. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, where one of such entity’s executive officers served as a director of the Company or a member of the Compensation Committee.

Risks Related to Compensation Policies and Practices

The Compensation Committee regularly monitors and considers whether our overall compensation programs, including our executive compensation program, create incentives for employees to take excessive or unreasonable risks that could materially harm our company. Although risk-taking is a necessary part of any business, the Compensation Committee focuses on aligning our compensation policies with our long-term interests and avoiding short-term rewards for management decisions that could pose long-term risks to us. We believe our 2023 compensation programs do not create risks that are reasonably likely to have a material adverse effect on our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2023.

THE COMPENSATION COMMITTEE

David Aldrich, Chairman
Diane Brink
Karl-Thomas Neumann
Sonalee Parekh

Compensation Tables for Named Executive Officers

Summary Compensation Table

The following table summarizes compensation earned by, or awarded or paid to, our named executive officers for fiscal year 2023, fiscal year 2022, and fiscal year 2021.

Name and Principal Position	Fiscal Year	Salary		Bonus (1)(2)	Stock Awards (2)(3)	Option Awards (2)	All Other Compensation (6)	Total
Donald McClymont (4)	2023	$400,000		$—	$4,070,170	$—	$19,196	$4,489,366
Chief Executive Officer	2022	$400,000		$241,671	$1,316,424	$422,463	$19,075	$2,399,633
	2021	$220,000		$—	$—	$—	$34,886	$254,886

Ichiro Aoki (4)	2023	$300,000		$—	$289,500	$—	$6,996	$596,496
President	2022	$275,000		$72,690	$764,884	$108,914	$6,855	$1,228,343
	2021	$200,000		$—	$—	$—	$16,080	$216,080

Thomas Schiller (4)	2023	$345,000		$—	$3,065,370	$—	$22,343	$3,432,713
Chief Financial Officer	2022	$300,000		$101,955	$493,660	$158,422	$23,418	$1,077,455
and Executive Vice	2021	$300,000	0	$—	$—	$—	$47,358	$347,358
President of Strategy

Kanwardev Raja Singh Bal (4)(5)	2023	$287,500		$—	$319,000	$—	$17,916	$624,415
Chief Accounting Officer

Steve Machuga	2023	$171,600		$—	$1,407,750	$—	$52,362	$1,631,711
Chief Operating Officer	2022	$330,000		$106,349	$968,536	$174,269	$8,250	$1,587,404
	2021	$316,250		$—	$3,965,708	$—	$40,801	$4,322,759

(1)Each officer is entitled to a target bonus amount based on a percentage of their base salary. The target bonus percentage for each named executive officer is as follows: Mr. McClymont — target bonus equal to 100% of base salary; Mr. Aoki — target bonus equal to 40% of base salary; Mr. Schiller — target bonus equal to 70% of base salary; Mr. Bal — target bonus equal to 40% of base salary; and Mr. Machuga — target bonus equal to 50% of base salary. As further described in our Compensation Discussion & Analysis, in March 2024, based on the Company’s fiscal 2023 performance, the Compensation Committee did not approve a bonus payment under our 2023 Incentive Plan for our named executive officers.
(2)The fair value of these awards represents the estimated grant date fair value of the stock awards and option awards as determined under the provisions of ASC 718. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized from the stock awards. The assumptions made in computing the estimated fair value of such stock awards are discussed in Note 16 to the Consolidated Financial Statements included in our Original Report.
(3)Amounts reflect grants of PRSUs, Stock Price RSUs and time-based restricted RSUs. For fiscal 2023, the Summary Compensation Table includes the value of the PRSUs at target level performance. The maximum value of the PRSUs that could be earned by our named executive officers based on achievement at 200% of target level performance is as follows: Mr. McClymont, $3,317,670; Mr. Schiller $2,622,870; Mr. Aoki $2,622,870, Mr. Bal $144,750 and Mr. Machuga $217,125.
(4)These named executive officers participated in a voluntary equity compensation program (“EEPP”) as approved by the Board of Directors in June 2023. As part of this program, the officer elected to receive a portion of his cash compensation in RSUs that were fully vested as of the grant date. These RSUs were granted under our 2021 Omnibus Equity Incentive Plan (2021 Plan). The number of RSUs granted was equal to the amount of the forgone quarterly salary divided by the closing trading price on the date of grant of the Company’s Class A common stock as reported by Nasdaq. For more information on the EEPP, please see Note 16 to the Consolidated Financial Statements included in our Original Report.

Name	RSUs	Equivalent Cash Compensation ($)
Donald McClymont	11,698	$87,500
Thomas Schiller	10,090	$75,469
Ichiro Aoki	8,774	$65,625
Kanwardev Raja Singh Bal	8,408	$62,891

(5)Mr. Bal became a named executive officer in fiscal 2023.
(6)Amount consists of Company matching and catch up contributions under the 401(k) Plan. For fiscal year 2023, the amounts include $12,200, $0, $12,200, $7,188 for Messrs. McClymont, Aoki, Schiller and Bal, respectively. Additionally, each such officer also was provided with Armadacare, which is an executive medical cost reimbursement program, which program costs $6,996, $6,855, $10,143 and $10,728 for Messrs. McClymont, Aoki, Schiller and Bal respectively, which was paid for by the Company. In connection with his retirement, Mr. Machuga also received 18 months of COBRA coverage beginning on July 1, 2023, with a monthly rate of $2,442.

Grants of Plan-Based Awards

The following table summarizes all grants of plan-based awards made to the named executive officers in fiscal year 2023:

		Estimated future payouts under non-equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (2) (#)	Grant date fair value of stock awards ($) (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Donald McClymont		$200,000	$400,000	$800,000	—	—	—	—	$—
	1/3/2023	$—	$—	$—	—	—	—	286,500	$1,658,835
	1/3/2023	$—	$—	$—	143,250	286,500	573,000	—	$1,658,835	(4)
	1/3/2023	$—	$—	$—	500,000	850,000	1,000,000	—	$752,500	(5)
Thomas Schiller		$120,750	$241,500	$483,000	—	—	—	—	$—
	1/3/2023	$—	$—	$—	—	—	—	226,500	$1,311,435
	1/3/2023	$—	$—	$—	113,250	226,500	453,000	—	$1,311,435	(4)
	1/3/2023	$—	$—	$—	250,000	500,000	750,000	—	$442,500	(5)
Ichiro Aoki		$60,000	$120,000	$240,000	—	—	—	—	$—
	1/3/2023	$—	$—	$—	—	—	—	37,500	$217,125
	1/3/2023	$—	$—	$—	6,250	12,500	25,000	—	$72,375	(4)
Kanwardev Raja Singh Bal		$57,500	$115,000	$230,000	—	—	—	—	$—
	1/3/2023	$—	$—	$—	—	—	—	37,500	$217,125
	1/3/2023	$—	$—	$—	6,250	12,500	25,000	—	$72,375	(4)
	1/3/2023	$—	$—	$—	16,666	33,332	50,000	—	$29,499	(5)
Steve Machuga		$—	$—	$—	—	—	—			(6)
	1/3/2023	$—	$—	$—	—	—	—	56,250	$325,688	(6)
	1/3/2023	$—	$—	$—	9,375	18,750	37,500	—	$108,563	(6)
	1/3/2023	$—	$—	$—	16,666	33,332	50,000	—	$29,499	(6)
	7/3/2023	$—	$—	$—	—	—	—	100,000	$944,000	(7)

(1)The amounts shown represent the potential value of awards earned under the 2023 Incentive Plan. No amounts were actually paid to the named executive officers under the 2023 Incentive Plan as shown above in the “Summary Compensation Table” under “Non-Equity Incentive Plan Compensation.” For a more complete description of the 2023 Incentive Plan, please see the description above under “Compensation Discussion and Analysis — Compensation Elements — Annual Cash Incentive Compensation.”
(2)Represents time-based RSUs that vest in equal annual installments over a four-year period from the grant date.
(3)The fair value of these awards represents the estimated grant date fair value of the stock awards and option awards as determined under the provisions of ASC 718. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized from the stock awards. The assumptions made in computing the estimated fair value of such stock awards are discussed in Note 16 to the Consolidated Financial Statements included in our Original Report.
(4)PRSU may be earned based on our achievement of pre-established financial goals over predetermined performance periods. The number of earned units could increase with over-achievement of the applicable performance goals, to an aggregate maximum of 200% of the target number of units subject to the awards, or could decrease for under-achievement of the performance goals, with the possibility of no units being earned. Given that the performance periods for the PRSU Operating Income Component and the PRSU Revenue Growth Component have not yet been completed, neither metric has yet been achieved. However, given our fiscal 2023 performance, the PRSU Operating Income Component will not be met at the Maximum or Target achievement level. For a more complete description of the financial goals and performance periods, please see the description above under “Compensation Discussion and Analysis — Compensation Elements — Fiscal 2023 Performance-Based RSU Awards.”
(5)Stock Price RSU may be earned and become vested, if at all, based on the achievement of the stock price hurdles for the Company’s Class A common stock prior to the expiration of a four-year performance period. 50% of the Stock Price RSUs earned for each price hurdle vest upon achievement and certification of the achievement of the stock price hurdle by the Compensation Committee, and the remaining 50% of the Stock Price RSUs earned for each price hurdle vesting upon the earlier of (i) one year from the date of achievement, or (ii) upon the fourth anniversary of the date of grant. To date, none of the stock price hurdles have been achieved. Please see the description above under “Compensation Discussion and Analysis — Compensation Elements — Fiscal 2023 Stock Price RSU Awards.”

(6)Mr. Machuga retired as our Chief Operating Officer effective June 30, 2023, at which time he forfeited this award granted to him effective January 3, 2023.
(7)Time based RSU granted in connection with Mr. Machuga’s advisory role for the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by each of our named executive officers as of December 31, 2023.

Name and Principal Position	Grant Date	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald McClymont	1/3/2022	—	$—		18,462	$149,727	—	$—	(1)(6)
Chief Executive Officer	1/3/2022	70,646	$11.69	1/3/2032	—	$—	—	$—	(2)
	1/3/2022	—	$—		—	$—	73,846	$598,891	(3)(6)
	1/3/2023	—	$—		286,500	$2,323,515	—	$—	(1)(6)
	1/3/2023	—	$—		—	$—	286,500	$2,323,515	(4)(6)
	1/3/2023	—	$—		—	$—	1,000,000	$8,110,000	(5)
Ichiro Aoki	1/3/2022	—	$—		4,760	$38,604	—	$—	(1)(6)
President	1/3/2022	18,213	$11.69	1/3/2032	—	$—	—	$—	(2)
	1/3/2022	—	$—		—	$—	19,038	$154,398	(3)(6)
	8/31/2022	—	$—		37,500	$304,125	—	$—	(1)(6)
	1/3/2023	—	$—		37,500	$304,125	—	$—	(1)(6)
	1/3/2023	—	$—		—	$—	12,500	$101,375	(4)(6)
Thomas Schiller	1/3/2022	—	$—		6,924	$56,154	—	$—	(1)(6)
Chief Financial Officer	1/3/2022	26,492	$11.69	1/3/2032	—	$—	—	$—	(2)
and Executive Vice	1/3/2022	—	$—		—	$—	27,692	$224,582	(3)(6)
President of Strategy	1/3/2023	—	$—		226,500	$1,836,915	—	$—	(1)(6)
	1/3/2023	—	$—		—	$—	226,500	$1,836,915	(4)(6)
	1/3/2023	—	$—		—	$—	750,000	$6,082,500	(5)
Kanwardev Raja Singh Bal	1/29/2021	—	$—		69,500	$563,645	—	$—	(1)(6)
Chief Accounting Officer	3/9/2022	16,558	$11.69	1/3/2032	—	$—	—	$—	(2)
	3/9/2022	—	$—		4,327	$35,092	—	$—	(1)(6)
	3/9/2022	—	$—		—	$—	17,308	$140,368	(3)(6)
	8/31/2022	—	$—		37,500	$304,125	—	$—	(1)(6)
	1/3/2023	—	$—		37,500	$304,125	—	$—	(1)(6)
	1/3/2023	—	$—		—	$—	12,500	$101,375	(4)(6)
	1/3/2023	—	$—		—	$—	50,000	$405,500	(5)
Steve Machuga	7/3/2023	—	$—		70,000	$567,700	—	$—	(7)
Chief Operating Officer

(1)Time-based RSU award that vests in equal annual installments over a four-year period from the grant date.
(2)Options vest in equal annual installments over a four-year period from the grant date.
(3)PRSU award may be earned and become vested based on the achievement of stock price targets set at $16 (“Threshold Price”), $18 (“Target Price”) and $20 (“Maximum Price”), each based on the average closing price for our Class A common stock during any 30 trading day period commencing on the grant date and ending on the three-year anniversary of the grant date. These PRSUs represent shares that may be earned and become vested upon achievement of the Target Price (“Target Shares”). Achievement of the Threshold Price would result in 50% of the Target Shares being earned (“Threshold Shares”) and achievement of the Maximum Price would result in 200% of the target shares being earned (“Maximum Shares”). The actual number of PRSUs that vest for each named executive officer will be based on a straight line continuum calculation between the Threshold Shares and the Target Shares or between the Target Shares and the Maximum Shares. Notwithstanding the foregoing, to the extent the closing price of our Class A common stock equals or exceeds an average closing price of $20 per share during any 30 trading day period within the first 24 months of the three-year performance period, the Maximum Number of Shares shall vest on January 3, 2024.
(4)PRSU award may be earned based on our achievement of pre-established financial goals over predetermined performance periods. The number of earned units could increase with over-achievement of the applicable performance goals, to an aggregate maximum of 200% of the target number of units subject to the awards, or could decrease for under-achievement of the performance goals, with the possibility of no units being earned. Given that the performance periods for the PRSU Operating Income Component and the PRSU Revenue Growth Component have not yet been completed, neither metric has yet been achieved. However, given our fiscal 2023 performance, the PRSU Operating Income Component will not be met at the Maximum or Target achievement level. For a more complete description of the financial goals and performance periods, please see the description above under “Compensation Discussion and Analysis — Compensation Elements — Fiscal 2023 Performance-Based RSU Awards.”
(5)Stock Price RSU award may be earned and become vested, if at all, based on the achievement of the stock price hurdles for the Company’s Class A common stock prior to the expiration of a four-year performance period. 50% of the Stock Price RSUs earned for each price hurdle vest upon achievement and certification of the achievement of the stock price hurdle by the Compensation Committee, and the remaining 50% of the Stock Price RSUs earned for each price hurdle vesting upon the earlier of (i) one year from the date of achievement, or (ii) upon the fourth anniversary of the date of grant. To date, none of the stock price hurdles have been achieved. “Compensation Discussion and Analysis — Compensation Elements — Fiscal 2023 Stock Price RSU Awards.”
(6)The fair value of this award represents the valuation of the Class A common stock of indie Semiconductor, Inc. as of December 29, 2023 per a market close price of $8.11 per share.
(7)Time based RSU with 40,000, 30,000 and 10,000 RSUs vesting on January 1, 2024, 2025, and 2026, respectively.

Option Exercises and Stock Vested Table

The following table provides information on stock option exercises and the value realized upon exercise, and all stock awards vested and the value realized upon vesting, by the named executive officers during fiscal 2023:

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
Donald McClymont	—	$—	6,153	$35,626
Thomas Schiller	—	$—	486,502	$3,668,184
Ichiro Aoki	—	$—	14,086	$92,933
Kanwardev Raja Singh Bal	—	$—	83,443	$453,911
Steve Machuga	—	$—	49,915	$416,598

(1) The value realized on vesting is equal to the number of shares multiplied by the market value of a share of Class A common stock on the vesting date.

Potential Payments Upon Termination or Change in Control

We maintain an Employment Agreement effective January 1 2023 with each of our named executive officers, the terms of which are summarized below. For definitions of Cause, Disability, Good Reason and Change of Control as defined in the

Employment Agreements, see the section entitled “Definitions of Good Reason, Cause, Disability and Change of Control” below.

The Employment Agreements provide that if (i) the Company terminates a named executive officers’s employment at any time with Cause, (ii) the named executive officer voluntarily terminates his employment other than for Good Reason or (iii) the named executive officer dies, such named executive officer will be entitled to his base salary accrued through the date of termination of employment. Additionally, if a named executive officer is then serving on the Board of Directors of the Company (the “Board”), such named executive officer will be required to tender his resignation as a member of the Board if so requested.

Under the Employment Agreements, if the Company terminates a named executive officer’s employment at any time (i) other than for Cause, (ii) due to a Disability, or (iii) if such named executive officer voluntarily terminates his employment for Good Reason, then, subject to such named executive officer’s execution of a release of claims in favor of the Company, he will be eligible for:

•lump sum payment equal to a sum of a number of months base salary and target bonus, together with any base salary accrued through the termination date;
•at the named executive officer’s election, a lump sum payment equal to the value of a number of months of COBRA coverage or direct payment of premiums for health care continuation coverage under the applicable provisions of COBRA; and
•a number of months of accelerated vesting of all equity awards received from the Company prior to such termination of employment (with vesting for (i) performance-based awards based on the Company’s target performance and (ii) stock-price based awards based on achievement of the target stock price).

Mr. McClymont is entitled to 18 months of his base salary and target bonus, 18 months of the COBRA Benefit and to 12 months of accelerated equity award vesting, while all of the other named executive officers are entitled to 12 months of base salary and target bonus, 12 months of the COBRA Benefit and 6 months of accelerated equity award vesting.

Notwithstanding the foregoing, if named executive officer’s employment is terminated at any time within 90 days prior to or two years following a Change of Control (such event, a “CIC Severance”) and he executes a release of claims in favor of the Company, he will be eligible for:

•lump sum payment equal to a sum of a number of months base salary and target bonus, together with any base salary accrued through the termination date;
•at the named executive officer’s election, a lump sum payment equal to the value of a number of months of COBRA coverage or direct payment of premiums for health care continuation coverage under the applicable provisions of COBRA; and
•100% accelerated vesting of all equity awards received from the Company prior to such termination of employment (with vesting for (i) performance-based awards based on the Company’s target performance and (ii) stock price based awards based on the achievement target stock price).

For the CIC Severance, Mr. McClymont is entitled to 24 months of his base salary and target bonus and 18 months of the COBRA Benefit, while all of the other Officers are entitled to 18 months of base salary and target bonus and 18 months of the COBRA Benefit. Additionally, if a named executive officer is then serving on the Board, such named executive officer will be required to tender his resignation as a member of the Board if so requested.

The following table summarizes the payments and benefits that would be made by the Company to the named executive officers as of December 31, 2023, in the following circumstances as of such date:

•termination other than for Cause, due to a Disability, or for Good Reason; and
•termination upon a Change in Control

The accelerated equity values in the table reflect a price of $8.11 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Capital Market on December 29, 2023, the last trading day of our fiscal 2023. The actual amounts to be paid out can only be determined at the time of the named executive officer’s separation from us.

Name	Type of Benefit	Termination other than for Cause, due to Disability or for Good Reason ($)	Termination upon Change in Control ($)
Donald McClymont	Base Salary	$600,000	$800,000
	Annual Bonus	600,000	800,000
	Health Care	39,099	39,099
	Total Equity	10,156,255	12,289,148
	Total	$11,395,354	$13,928,247

Ichiro Aoki	Base Salary	$300,000	$450,000
	Annual Bonus	120,000	180,000
	Health Care	24,318	36,477
	Total Equity	389,018	902,627
	Total	$833,336	$1,569,104

Thomas Schiller	Base Salary	$345,000	$517,500
	Annual Bonus	241,500	362,250
	Health Care	34,995	52,493
	Total Equity	3,992,908	8,009,566
	Total	$4,614,403	$8,941,809

Kanwardev Raja Singh Bal	Base Salary	$287,500	$431,250
	Annual Bonus	115,000	431,250
	Health Care	35,794	53,691
	Total Equity	1,072,635	1,719,061
	Total	$1,510,929	$2,635,252

Definitions of Good Reason, Disability, Cause and Change of Control

For purposes of the Employment Agreements:

“Cause” means (i) continued neglect of or willful failure in the performance of duties, which, if curable, continues for a period of twenty (20) days following written notice by the Company; (ii) a material breach of the Company’s Proprietary Information and Inventions Agreement, (iii) a material breach of the Company’s Code of Conduct or other Company policies, which, if curable, continues for a period of twenty (20) days following written notice by the Company; (iv) fraud against or embezzlement or material misappropriation from the Company or its affiliates; (v) conviction of, or entering a plea of no contest or nolocontendere to a charge of, a crime constituting a felony; (vi) willful malfeasance or willful misconduct in connection with your duties, which, if curable, continues for a period of twenty (20) days following written notice by the Company; or (vii) any willful and wrongful act or omission which is materially injurious to the financial condition or business reputation of the Company and its subsidiaries, which, if curable, continues for a period of twenty (20) days following written notice by the Company.

“Disability” means (i) the named executive officer has incapacitated by bodily injury, illness or disease so as to be prevented thereby from engaging in the performance of duties (provided, however, that the Company acknowledges its obligations to provide reasonable accommodation to the extent required by applicable law); (ii) such total incapacity shall have continued for a period of twelve (12) consecutive months or twelve (12) non-consecutive months in any eighteen (18) month period; and (iii) such incapacity will, in the opinion of a qualified physician, be permanent and continuous during the remainder of your life.

“Good Reason” means the named executive officer’s voluntary termination of employment within six (6) months following the first occurrence of any of the following conditions: (i) a reduction of $25,000 or more in the executive’s base compensation or target bonus opportunity;(ii) a material change in title, authority, duties or responsibilities; (iii) a material breach by the Company of this agreement or any other agreement that the named executive officer is a party to with the Company; or (iv) a relocation of the Company’s headquarters outside of the Orange County, California area; or for remote employees: a relocation to an office 30 miles outside your current location; provided that the named executive officer have given written notice to the Board of the first to occur of any of the foregoing events within ninety (90) days following the first occurrence of such event and the Company has failed to remedy the event within thirty (30) days of such notice.

“Change of Control” will generally be deemed to have occurred as of the first day that any one or more of the following conditions shall have been satisfied: (i) the acquisition by any person or group (other than the Company, a subsidiary of the Company or a Company employee benefit plan) of more than 50% of the combined voting power of the Company’s then outstanding securities; (ii) the closing of a merger, consolidation or other business combination (a “Business Combination”) other than a Business Combination in which holders of the shares immediately prior to the Business Combination have substantially the same proportionate ownership of the common stock or ordinary shares, as applicable, of the surviving corporation immediately after the Business Combination as immediately before: (iii) the closing of an agreement for the sale or disposition of all or substantially all of the Company’s assets to any entity that is not an affiliate; (iii) approval by the stockholders of a plan of complete liquidation of the Company other than a merger of the Company into any subsidiary or a liquidation as a result of which persons who were stockholders of the Company immediately prior to such liquidation have substantially the same proportionate ownership of shares of common stock or ordinary shares, as applicable, of the surviving corporation immediately after such liquidation as immediately before; or (iv) a change in the board of directors over a period of 24 months such that the incumbent directors as of the beginning of any such 24-month period and nominees of the incumbent directors are no longer a majority of the total number of directors.

Pay vs. Performance

The following table shows the total compensation for our named executive officers, or NEOs, for the past three fiscal years as set forth in the Summary Compensation Table, the “compensation actually paid” to our CEO, and on an average basis, our other named executive officers (in each case, as determined under SEC rules), our TSR, our peer group TSR consisting of the Philadelphia Semiconductor Index, our net income, and our Company-Selected Measure, Non-GAAP Operating Income (Loss).

					Value of Initial Fixed $100 Investment Based On:
Fiscal Year (a)	Summary Compensation Table Total for PEO (b)(1)	Compensation Actually Paid to PEO (c)(2)	Average Summary Compensation Table Total for non-PEO NEOs (d)(3)	Average Summary Compensation Actually Paid to non-PEO NEOs (e)(2)	Total Shareholder Return (f)(4)	Peer Group Total Shareholder Return (g)(4)	Net Income (h)	Non-GAAP Operating Income (Loss) (i)(5)
2023	$4,489,366	$6,319,238	$1,571,334	$2,490,443	$75.37	$130.07	$(128,832)	$(41,358)
2022	$2,399,633	$1,160,593	$1,297,734	$(533,025)	$54.18	$78.88	$(118,607)	$(64,338.00)
2021	$254,886	$254,886	$1,491,934	$3,543,565	$111.43	$122.93	$(52,788)	$(48,580.00)
(1)The dollar amounts reported in column (b) are the amounts of total compensation reported for our CEO, Mr. McClymont, for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to the fiscal year 2023 Summary Compensation Table in this Amendment No. 1 and the Summary Compensation Tables in our fiscal year 2021 and 2022 proxy statements.
(2)The dollar amounts reported in columns (c) and (e) represent the amount of “compensation actually paid” (otherwise known as CAP), reconciled in the table below, as determined in accordance with SEC rules. “Compensation actually paid” does not necessarily represent cash and/or equity value transferred to the applicable named executive officer without restriction, but rather is a value calculated under applicable SEC rules. We do not have a defined benefit plan, so no adjustment for pension benefits is included. Fair values set forth in the table are computed in accordance with ASC 718 as of the end of the respective fiscal year, other than fair values of the awards that vest in the covered year, which are valued as of the applicable vesting date. Similarly, no adjustment is made for dividends because the amount associated with such dividends, if any were paid, are reflected in the fair value of the award for the covered fiscal year. The reconciliation from the Summary Compensation Table to CAP is summarized in the table below.

Fiscal Year	Executives (CEO & NEO Average)	STC (a)	Grant Date Value of New Awards (b)	Year End Value of New Awards (i)	Change in Value of Prior Awards (ii)	Change in Value of Vested Awards Granted in Prior Fiscal Years (iii)	Fair Value of Vested Awards Granted and Vested in Current Fiscal Year (iv)	Fair Value at Start of Fiscal Year of Awards That Failed to Meet Vesting Conditions (v)	Value of Dividends Paid on Equity Awards Not Reflected in Fair Value (vi)	Total Equity CAP (c)=(i)+(ii)+(iii)+(iv)+(v)+(vi)	CAP (d) = (a) - (b)+(c)
2023	PEO	$4,489,366	$4,070,170	$5,919,212	$(18,248)	$(922)	$—	$—	$—	$5,900,042	$6,319,238
	Non PEO NEOs	$1,571,334	$1,270,405	$1,457,870	$79,303	$697,958	$69,675	$(115,293)	$—	$2,189,513	$2,490,443
2022	PEO	$2,399,633	$1,738,887	$499,847	$—	$—	$—	$—	$—	$499,847	$1,160,593
	Non PEO NEOs	$1,297,734	$889,562	$368,500	$(344,882)	$(964,815)	$—	$—	$—	$(941,198)	$(533,025)
2021	PEO	$254,886	$—	$—	$—	$—	$—	$—	$—	$—	$254,886
	Non PEO NEOs	$1,491,934	$1,173,542	$1,479,576	$318,512	$1,427,085	$—	$—	$—	$3,225,172	$3,543,565

(a)The dollar amounts reported in the Summary Compensation Table for the applicable year.
(b)The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” column in the Summary Compensation Table for the applicable year.
(c)The recalculated value of equity awards for each applicable year includes the addition (or subtraction, as applicable) of the following:
(i)the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year;
(ii)the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year;
(iii)for awards that are granted in prior years and vest in applicable year, the change in the fair value as of the vesting date from the beginning of the applicable year;
(iv)for awards that are granted and vest in applicable year, the change in the fair value as of the vesting date from the beginning of the applicable year;
(v)for awards that fail to meet vesting conditions during the fiscal year and are no longer outstanding; and
(vi)value of dividends not otherwise captured in the calculation of each Fair Value used to calculate CAP.
While the equity awards disclosed in the Summary Compensation Table are based on the grant date fair values computed in accordance with FASB ASC Topic 718, the equity award values disclosed pursuant to CAP in the table above are calculated in the following manner:

•The stock prices used to calculate the figures in columns (i) and (ii) in the above table are as follows: $13.22 on December 31, 2020, $11.99 on December 31, 2021, $5.83 on December 31, 2022 and $8.11 on December 31, 2023. The stock prices used to calculate the figures in column (iii) in the above table are based on the closing prices on the vesting dates of the applicable awards.
•The valuation assumptions and processes used to recalculate fair values did not materially differ from those disclosed at the time of grant, except for profits Interests awards granted prior to the initial public offering whose value was based on post-Class A conversion share totals based on market price of Thunder Bridge Acquisition II, Ltd. as of the various measurement dates of the valuations. Refer to the Executive Compensation section of our Registration Statement on Form S-1 filed on July 2, 2021 for more information.
(d)“Compensation actually paid” does not necessarily represent cash and/or equity value transferred to the applicable named executive officer without restriction, but rather is a value calculated under applicable SEC rules.
(3)The dollar amounts reported in column (d) are the average amounts of total compensation reported for the other named executive officers for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to the Summary Compensation Table as set forth on page 24 of this Amendment No. 1. For each of 2021, 2022 and 2023, the other named executive officers were:

Fiscal Year	Name
2023	Ichiro Aoki, Thomas Schiller, Kanwardev Raja Singh Bal, Steve Machuga
2022	Ichiro Aoki, Thomas Schiller, Steve Machuga
2021	Ichiro Aoki, Thomas Schiller, Scott Kee, Steve Machuga, Ellen Bancroft

(4)TSR is determined based on the value of an initial fixed investment of $100. Per SEC rules, 2021 TSR was calculated using $10.87, the closing price of our stock on the date of our initial public offering, June 10, 2021. The TSR peer group consists of the Philadelphia Semiconductor Index, which is used for our Stock Performance presentation set forth in our Original Report.
(5)We determined Non-GAAP Operating Income (Loss) to be the most important financial performance measure used to link Company performance to the CAP to our CEO and Other Named Executive Officers in 2023, consistent with the targets used for our incentive programs. Please see “Compensation Discussion and Analysis — Compensation Elements” for additional information.

The charts below show, for the past three years, the relationship of the Company’s TSR relative to the Company’s TSR peer group as well as the relationship between the CEO and Other Named Executive Officers’ “compensation actually paid” and (i) the Company’s TSR; (ii) the Company’s net income; and (iii) the Company-Selected Measure, Non-GAAP Operating Income (Loss).

2023 Performance Measures

The Compensation Committee uses a mix of performance measures to align executive pay with Company performance. As required by SEC rules, the performance measures identified as the most important for named executive officers’ 2023 compensation decisions are listed in the table below, each of which is described in more detail in our Compensation Discussion & Analysis.

Most Important Performance Measures
Non-GAAP Operating Income (Loss)
Relative Revenue Growth

2023 Director Compensation

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to each non-employee director for all services rendered in all capacities to our Company, or any of its subsidiaries, for the last fiscal year.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)(3)	Total
David Aldrich	$90,000	$175,001	$265,001
Diane Biagianti (4)	$75,000	$175,001	$250,001
Diane Brink (4)	$90,000	$175,001	$265,001
Peter Kight	$75,000	$175,001	$250,001
Karl-Thomas Neumann	$75,000	$175,001	$250,001
Jeffrey Owens (4)	$75,000	$175,001	$250,001
Sonalee Parekh (4)	$90,000	$175,001	$265,001

(1)Under our director compensation plan effective June 22, 2022 (“Non-Employee Director Compensation Program”), our non-employee directors are each paid an annual cash retainer of $75,000 and an additional $15,000 cash retainer for each committee chair position. Mr. Aldrich, Mmes. Brink and Parekh serve as the chair of the Compensation Committee, the Nominating and Corporate Governance Committee and Audit Committee, respectively.
(2)Under our Non-Employee Director Compensation Program, our non-employee directors are granted an (i) initial equity grant of $225,000 in restricted stock units that vest over three years and (ii) annual equity grant of $175,000 in RSUs that vest over one year with each director being eligible for such annual grant only after one year of service and each such grant being made immediately following our Annual Stockholders’ Meeting each year. On June 22, 2023, each non-employee director received a grant of 18,919 RSUs that had a grant date fair value of $175,001. The RSUs vest upon the earlier of June 21, 2024 or the date of the Company’s 2024 Annual Meeting of Stockholders.
(3)The fair value of these awards represents the grant date fair value of the stock awards as determined under the provisions of ASC 718. Such fair value amounts do not necessarily correspond to the potential actual value realized from the stock awards. The assumptions made in computing the estimated fair value of such stock awards are discussed in Note 16 to the Consolidated Financial Statements included in the Original Report. As of December 31, 2023, each of our non-employee directors held the following unvested restricted stock unit awards:

Name	Outstanding Stock Awards
David Aldrich	43,919
Diane Biagianti	68,919
Diane Brink	43,919
Peter Kight	43,919
Karl-Thomas Neumann	79,734
Jeffrey Owens	43,919
Sonalee Parekh	43,919
(4)These directors participated in a voluntary independent director compensation program as approved by the Board of Directors in June 2023. As part of this program, the director elected to receive a portion of his or her cash compensation in RSUs that were fully vested as of the grant date. These RSUs were granted under our 2021 Plan. The number of RSUs granted was equal to the amount of the forgone quarterly cash retainer and chairperson fees, if any, divided by the closing trading price on the date of grant of the Company’s Class A common stock as reported by Nasdaq.

Name	Shares Issued in-lieu of Cash (#)	Equivalent Cash Compensation ($)
David Aldrich	6,266	$45,000
Diane Biagianti	1,724	$12,375
Diane Brink	6,266	$45,000
Sonalee Parekh	6,266	$45,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Subject to the paragraph above, the percentage ownership of common stock is based on 166,813,319 shares of our Class A common stock and 18,594,328 shares of our Class V common stock deemed issued as of March 7, 2024. Of the 166,813,319 shares of our Class A common stock deemed issued as of March 7, 2024, 1,768,439 of such shares are the 1,725,000 Sponsor Escrow Shares and 43,439 of such shares are restricted shares of Class A common stock that are issued and are considered beneficially owned as of March 7, 2024 because such shares carry voting rights even though they are subject to forfeiture. The beneficial ownership information below excludes any shares issuable upon the achievement of any contingent considerations after March 7, 2024, and shares subject to outstanding grants or awards under the 2021 Plan, except to the extent they are exercisable by the holder within 60 days of March 7, 2024 (in which case they are deemed outstanding for purposes of computing the beneficial ownership of the person holdings such securities, but are not deemed outstanding for purposes of computing the beneficial ownership of any other person).

Unless otherwise noted, the business address of each of the following entities or individuals is 32 Journey, Aliso Viejo, California 92656.

Name and Address of Beneficial Owner	Shares of Class A Common Stock (1)	Shares of Class V Common Stock (2)	% of Total Common Stock (3)
Donald McClymont (4)	138,468	5,639,505	3.1%
Ichiro Aoki	31,208	5,439,362	3.0%
Thomas Schiller	1,099,583	—	*
Kanwardev Raja Singh Bal (5)	5,910	—	*
Steve Machuga (6)	74,044	—	*
David Aldrich	86,511	—	*
Diane Biagianti (7)	52,626	—	*
Diane Brink	84,871	—	*
Peter Kight	2,079,699	—	1.1%
Karl-Thomas Neumann (8)	484,715	—	*
Jeffrey Owens	80,943	—	*
Sonalee Parekh	56,811	—	*
All Executive Officers and Directors as a Group (12 persons):	4,275,389	11,078,867	8.3%

Greater than Five Percent Holders:
Bamco Inc. (9)	11,164,641	—	6.0%
Blackrock, Inc. (10)	11,004,580	—	5.9%
Granahan Investment Management LLC (11)	13,194,588	—	7.1%
The Vanguard Group (12)	10,267,390	—	5.5%

(1)Each individual’s calculation includes shares subject to outstanding grants or awards under the 2021 Plan that will vest or are exercisable by the holder within 60 days of March 7, 2024.
(2)Holders owns ADK, LLC units after the Transaction, as such term is defined under “Related Party Transactions” in Item 13 below (such units, the Post-Transaction LLC Units) and a corresponding number of shares of Class V common stock and will be entitled to one vote per share of Class V common stock. Subject to the terms of the Exchange Agreement, the Post-Transaction LLC Units are exchangeable for shares of Class A common stock on a one-for-one basis from and after December 10, 2021. Upon such exchange, the corresponding shares of Class V common stock will be cancelled.
(3)Represents the combined percentage of beneficial ownership of Class A common stock and Class V common stock, which vote together as a single class.
(4)Includes (i) 83,731 shares of Class A common stock held directly, (ii) 52,237 shares of Class A stock held indirectly through Mr. McClymont’s spouse and (ii) 2,500 shares of Class A common stock issuable to Mr. McClymont’s spouse upon vesting of RSUs within 60 days after March 7, 2024.
(5)Includes 1,442 shares of Class A common stock issuable upon vesting of RSUs within 60 days after March 7, 2024.
(6)Mr. Machuga retired as Chief Operating Officer effective June 30, 2023. Reflects ownership as reported in Mr. Machuga’s Form 4 filed on April 11, 2024.
(7)Includes 25,000 shares of Class A common stock issuable upon vesting of RSUs within 60 days after March 7, 2024.
(8)Includes 17,375 shares of Class A common stock issuable upon vesting of RSUs within 60 days after March 7, 2024.
(9)Based on information contained in a Schedule 13G/A filed by Bamco Inc (“Bamco”), Baron Capital Group (“BCG”), Baron Capital Management (“BCM”) and Ronald Baron with the SEC on February 14, 2024. According to the Schedule 13G, as of December 31, 2023, (a) Bamco.has shared voting power and shared dispositive power over 10,679,800 (b) each of BCG and Ronald Baron has shared voting power and shared dispositive power over 11,164,641 shares and (c) BCM has shared voting power and shared dispositive power over 484,841 shares. Bamco and BCM are subsidiaries of BCG. Ronald Baron owns a controlling interest in BCG. The address for Bamco, BCG, BCM and Ronald Baron is 767 Fifth Avenue, 49th Floor, New York, NY 10153.
(10)Based on information contained in a Schedule 13G filed by Blackrock, Inc. (“Blackrock”) with the SEC on January 26, 2024, reporting beneficial ownership as of December 31, 2023 of 11,004,580 shares of Class A common stock, consisting of 10,837,994 shares as to which it has sole voting power, and 11,004,580 shares as to which it has sole dispositive power. The address for Blackrock is 50 Hudson Yards, New York, NY, 10001.
(11)Based on information contained in a Schedule 13G/A filed by Granahan Investment Management LLC (“Granahan”) with the SEC on February 14, 2024, reporting beneficial ownership as of December 31, 2023 of 13,194,588 shares of Class A common stock, consisting of 11,120,082 shares as to which it has sole voting power, and 13,194,588 shares as to which it has sole dispositive power. The address for Granahan is Wyman Street, Suite 460, Waltham, MA 02451.

(12)Based on information contained in a Schedule 13G filed by The Vanguard Group (“Vanguard”) with the SEC on February 13, 2024, reporting beneficial ownership as of December 29, 2023 of 10,267,390 shares of Class A common stock, consisting of 264,453 shares as to which it has shared voting power, 9,883,462 shares as to which it has sole dispositive power and 383,928 shares as to which it has shared dispositive power. The address for Vanguard is 100 Vanguard Blvd., Malvem, PA 19355.

Equity Compensation Plan Information

The following table sets forth the number of shares of common stock subject to outstanding awards and the number of shares remaining available for future award grants as of December 31, 2023 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted‑average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (c)(2)
Equity compensation plan approved by security holders	13,971,153	$10.58	6,755,699
Equity compensation plans not approved by security holders	2,539,143	$0.17	4,288,027
Totals	16,510,296	$2.84	11,043,726

(1)Outstanding shares under equity compensation plan approved by security holders represents total equity awards issued under the 2021 Plan that are in the form of restricted stock units, stock options or similar forms. Outstanding shares under equity compensation plans not approved by security holders represent the TeraXion options assumed by the Company as a result of the acquisition of TERAXION INC. on October 12, 2021 and total equity awards issued under the 2023 Inducement Incentive Plan (“2023 Inducement Incentive Plan”) that are in the form of restricted stock units.
(2)Of the aggregate number of shares that remained available for future issuance, 6,755,699 were available under the 2021 Plan and 4,288,027 were available under the 2023 Inducement Plan and may be used for any type of award authorized under the 2021 Plan and the 2023 Inducement Plan, respectively.

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

Exchange Mechanics

Upon the later of December 10, 2021 and the second anniversary of the grant of such holder’s Post-Transaction LLC Units may, from time to time thereafter, exchange all or any portion of their Post-Transaction LLC Units for shares of our Class A common stock by delivering a written notice to us; provided, that we may, in our sole and absolute discretion, in lieu of delivering shares of Class A common stock for any Post-Transaction LLC Units surrendered for exchange, pay an amount in cash per Post-Transaction LLC Units equal to the volume weighted average price of the Class A common stock on the date of the receipt of the written notice of the exchange. As of March 7, 2024, Messrs. Aoki and McClymont own 5,439,362 and 5,639,505 Post Transaction LLC Units, respectively.

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

Rights of the Units

Those who continue to own Post-Transaction LLC Units, including Messrs. Aoki and McClymont, are entitled to share in the profits and losses of ADK LLC and to receive distributions as and if declared by the managing member of ADK LLC and no voting rights.

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

Registration Rights Agreements

On the closing of the Transaction, Surviving Pubco entered into a registration rights agreement, dated as of the Closing Date, with Mr. McClymont, Mr. Aoki, and Mr. Schiller, and certain other indie equity holders, pursuant to which Surviving Pubco registered for resale under the Securities Act shares of Class A common stock issued to such parties as consideration in connection with the Transaction, and provided such parties with certain rights relating to the registration of the securities held by them.

Other Transactions

The spouse of Donald McClymont, our Chief Executive Officer and member of our Board, is employed by indie as head of the human resources function. She is not one of our executive officers. Her compensation was determined and approved by indie’s independent Compensation Committee without the involvement of Mr. McClymont. Her base salary in fiscal year 2023 was approximately $201,300 per year. She has received and continues to be eligible for benefits, bonus and equity awards on the same general terms and conditions as applicable to employees in similar positions who do not have such a family relationship.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2023 and 2022, and fees billed for other services rendered by KPMG during those periods.

	2023	2022
Audit Fees(1)	$1,920,000	$2,420,000
Tax Fees(2)	1,500	15,000
All Other Fees(3)	1,780	1,780
Total	$1,923,280	$2,436,780
____________
(1)Audit Fees. Audit Fees consist of fees for professional services rendered for the audits of our annual consolidated financial statements, reviews of unaudited condensed consolidated quarterly financial statements and consent and comfort letter procedures required in connection with the preparation of certain registration statements and securities offering matters.
(2)Tax Fees. Tax Fees consist of fees for professional services rendered with respect to tax advice, including tax law interpretation.
(3)All Other Fees. All Other Fees consist of the annual license fee for an accounting database subscription.

In fiscal 2023, all audit-related services, tax services and other non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of audit, audit-related and tax services specifically described by the Audit Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved by the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of the Original Report or this Amendment No. 1:
1.All financial statements:

The consolidated financial statements and notes thereto of indie Semiconductor, Inc. and its subsidiaries were filed under Item 8 – Financial Statements and Supplementary Date in the Original Report.
2.Financial Statements Schedules:

Schedule II - Valuation and Qualifying Accounts information is included in Note 18 to the consolidated financial statements filed under Item 8 - Financial Statements and Supplementary Data in the Original Report.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
3.Exhibits:

Exhibits required to be filed as part of this report are:

				Incorporated by Reference

Exhibit No.	Description	Filed with Original Report	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.1†	Master Transactions Agreement, dated effective December 14, 2020, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein, and also included as Annex B-1 to the proxy statement/prospectus.			8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	2.1	12/15/2020
2.2	Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (included as Annex B-2 to the proxy statement/prospectus).			Form S-4/A	333-25374	2.2	5/4/2021
2.3†	Share Purchase Agreement, dated as of August 27, 2021, by and among indie, TeraXion, Purchaser and certain stockholders of TeraXion and their ultimate beneficial owners.			8-K	001-40481	2.1	9/2/2021

				Incorporated by Reference

Exhibit No.	Description	Filed with Original Report	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.4†	Agreement and Plan of Merger, dated as of February 9, 2023, by and among indie, GEO, Merger Sub and Shareholder Representative Services LLC , as Securityholders’ Agent			8-K	001-40481	2.1	2/10/2023
2.5†	Share Sale and Purchase Agreement, dated as of September 18, 2023, by and among indie, indie UK. and the Securityholders.			8-K	001-40481	2.1	9/18/2023
3.1	Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 22, 2023.			8-K	001-40481	3.1	6/23/2023
3.2	Amended and Restated Bylaws of indie Semiconductor, Inc.			8-K	001-40481	3.2	6/16/2021
4.1	Specimen Common Stock Certificate.			8-K	001-40481	4.1	6/16/2021
4.5*	Description of indie Semiconductor, Inc. Capital Stock			10-K	001-40481	4.5	3/28/2023
4.6	Indenture, dated as of November 21, 2022, between indie Semiconductor, Inc. and U.S. Bank Trust Company, National Association, as trustee.			8-K	001-40481	4.1	11/21/2022
4.7	Form of 4.500% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.6).			8-K	001-40481	4.2	11/21/2022
10.1	Eighth Amended and Restated Limited Liability Company Agreement of indie LLC.			8-K	001-40481	10.1	6/16/2021
10.2	Subscription Agreement for the PIPE Investment.			8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	10.1	12/15/2020
10.3+	indie Semiconductor, Inc. Amended and Restated 2021 Equity Incentive Plan			10-Q	001-40481	10.2	11/14/2022
10.4+	indie Semiconductor, Inc. 2023 Inducement Incentive Plan			10-K	001-40481	10.4	3/28/2023
10.5+	Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award (2023 Inducement Incentive Plan)			10-K	001-40481	10.5	3/28/2023
10.6+	Form of Notice of Performance Stock Unit Award and Terms and Conditions of Performance Stock Unit Award			10-K	001-40481	10.6	3/28/2023
10.7+	Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award			S-8	333-258907	4.4	8/18/2021

				Incorporated by Reference

Exhibit No.	Description	Filed with Original Report	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.8+	Form of Notice of Restricted Stock Award and Terms and Conditions of Restricted Stock Award			S-8	333-258907	4.5	8/18/2021
10.9+	Form of Notice of Stock Option Grant and Terms and Conditions of Stock Option			S-8	333-258907	4.6	8/18/2021
10.10+	Form of Indemnification Agreement between registrant and certain officers and directors of registrant.			8-K	001-40481	10.4	6/16/2021
10.11	Exchange Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.			8-K	001-40481	10.5	6/16/2021
10.12	Tax Receivable Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.			8-K	001-40481	10.6	6/16/2021
10.13	Registration Rights Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.			8-K	001-40481	10.7	6/16/2021
10.14	Registration Rights Agreement, dated August 8, 2019, between Thunder Bridge II, Sponsor and the holders party thereto.			S-1/A filed by Thunder Bridge Acquisition II, Ltd	333-232688	10.4	7/29/2019
10.15	Sponsor Letter Agreement by and among Thunder Bridge II, Sponsor and indie, dated December 14, 2020.			8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	10.6	12/15/2020
10.16	Form of Option Settlement Agreement by and among indie, TeraXion, Purchaser and certain holders of options to purchase TeraXion capital stock			8-K	001-40481	2.2	9/2/2021
10.17	Sales Agreement, by and among the Registrant and B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC dated August 6, 2022			S-3	333-267120	1.2	8/26/2022
10.18+	Form of Employment Agreement			8-K	001-40481	10.1	12/23/2022
10.19	Registration Rights and Lock-Up Agreement, dated as of March 3, 2023, by and among indie, GEO, and the Securityholders’ Agent.			8-K	001-40481	10.1	3/3/2023
21.1	List of Subsidiaries of the Company	X
23.1	Consent of KPMG LLP	X
24.1	Power of Attorney	X
31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference

Exhibit No.	Description	Filed with Original Report	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.4	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Incentive Compensation Recoupment Policy	X
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
* The hyperlinks to this exhibit were incorrect in the Original Report. The corrected hyperlinks are included in this Amendment No. 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 19, 2024.

indie Semiconductor, Inc.

By:	/s/ Donald McClymont
Name:	Donald McClymont
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald McClymont	Chief Executive Officer and Director	March 19, 2024
Donald McClymont	(Principal Executive Officer)

/s/ Thomas Schiller	Chief Financial Officer and EVP of Strategy	March 19, 2024
Thomas Schiller	(Principal Financial Officer)

/s/ Kanwardev Raja Singh Bal	Chief Accounting Officer	March 19, 2024
Kanwardev Raja Singh Bal	(Principal Accounting Officer)

*	President and Director	March 19, 2024
Ichiro Aoki

*	Chairman of the Board of Directors	March 19, 2024
David Aldrich

*	Director	March 19, 2024
Diane Biagianti

*	Director	March 19, 2024
Diane Brink

*	Director	March 19, 2024
Peter Kight

*	Director	March 19, 2024
Karl-Thomas Neumann

*	Director	March 19, 2024
Jeffrey Owens

*	Director	March 19, 2024
Sonalee Parekh

*By:	/s/ Thomas Schiller
Thomas Schiller, Attorney-in-Fact