Form 10-Q
period 2024-03-31
indie Semiconductor, Inc.
filed 2024-05-10
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of May 7, 2024 was 168,168,203 (excluding 1,725,000 Class A shares held in escrow and 26,064 Class A shares subject to restricted stock awards) and 18,594,328, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Comprehensive Loss	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest	5
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

Part II. Other Information		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
Signatures		46

1

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in or implied by such forward-looking statements as a result of various factors, including, among others, the following: macroeconomic conditions, including inflation, rising interest rates and volatility in the credit and financial markets; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company has made or may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; trade restrictions and trade tensions; political or economic instability in the Company’s target markets; and the impact of the ongoing conflict in Ukraine and the Middle East; and additional factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 (including those identified under “Risk Factors” therein), as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$138,174	$151,678
Restricted cash	10,000	—
Accounts receivable, net of allowance for doubtful accounts of $156 and $192 for March 31, 2024 and December 31, 2023, respectively	52,418	63,602
Inventory, net	37,899	33,141
Prepaid expenses and other current assets	25,259	23,399
Total current assets	263,750	271,820
Property and equipment, net	29,399	26,966
Intangible assets, net	198,635	208,134
Goodwill	290,397	295,096
Operating lease right-of-use assets	14,332	13,790
Other assets and deposits	7,135	3,070
Total assets	$803,648	$818,876

Liabilities and stockholders' equity
Accounts payable	$18,955	$18,405
Accrued payroll liabilities	13,037	6,621
Contingent consideration	75,122	83,903
Accrued expenses and other current liabilities	29,280	21,411
Intangible asset contract liability	2,088	4,429
Current debt obligations	13,184	4,106
Total current liabilities	151,666	138,875
Long-term debt, net of current portion	156,996	156,735
Deferred tax liabilities, non-current	13,047	13,696
Operating lease liability, non-current	11,258	10,850
Other long-term liabilities	9,210	21,695
Total liabilities	342,177	341,851
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 167,864,185 and 164,979,958 shares issued, 166,104,433 and 163,193,278 shares outstanding as of March 31, 2024 and December 31, 2023, respectively.	17	16
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 18,594,332 and 18,694,332 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	2	2
Additional paid-in capital	836,286	813,742
Accumulated deficit	(392,620)	(361,441)
Accumulated other comprehensive loss	(10,808)	(6,170)
indie's stockholders' equity	432,877	446,149
Noncontrolling interest	28,594	30,876
Total stockholders' equity	461,471	477,025
Total liabilities and stockholders' equity	$803,648	$818,876
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue:
Product revenue	$48,578	$33,653
Contract revenue	3,775	6,799
Total revenue	52,353	40,452
Operating expenses:
Cost of goods sold	30,089	24,056
Research and development	49,589	36,563
Selling, general, and administrative	22,322	16,814
Total operating expenses	102,000	77,433
Loss from operations	(49,647)	(36,981)
Other income (expense), net:
Interest income	1,309	2,419
Interest expense	(2,106)	(2,148)
Loss from change in fair value of warrants	—	(47,332)
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	15,359	(1,630)
Other expense	(247)	—
Total other income (expense), net	14,315	(48,691)
Net loss before income taxes	(35,332)	(85,672)
Income tax benefit	1,109	3,706
Net loss	(34,223)	(81,966)
Less: Net loss attributable to noncontrolling interest	(3,044)	(9,220)
Net loss attributable to indie Semiconductor, Inc.	$(31,179)	$(72,746)

Net loss attributable to common shares — basic	$(31,179)	$(72,746)
Net loss attributable to common shares — diluted	$(31,179)	$(72,746)

Net loss per share attributable to common shares — basic	$(0.19)	$(0.55)
Net loss per share attributable to common shares — diluted	$(0.19)	$(0.55)

Weighted average common shares outstanding — basic	164,602,608	131,490,221
Weighted average common shares outstanding — diluted	164,602,608	131,490,221
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(34,223)	$(81,966)
Other comprehensive loss:
Foreign currency translation adjustments	(4,638)	(2,205)
Comprehensive loss	(38,861)	(84,171)

Less: Comprehensive loss attributable to noncontrolling interest	(2,955)	(9,925)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(35,906)	$(74,246)
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

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	163,193,278	$16	18,694,332	$2	$813,742	$(361,441)	$(6,170)	$446,149	$30,876	$477,025
Vesting of equity awards	26,931	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	2,166,146	—	—	—	473	—	—	473	204	677
Issuance per Exchange of Class V to Class A	100,000	—	(100,000)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	30,516	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,608	—	—	18,608	—	18,608
Issuance per settlement of contingent considerations	62,562	—	—	—	500	—	—	500	48	548
Shares issued for Investment in Expedera	525,000	1	—	—	2,963	—	—	2,964	421	3,385
Net loss	—	—	—	—	—	(31,179)	—	(31,179)	(3,044)	(34,223)
Foreign currency translation adjustment	—	—	—	—	—	—	(4,638)	(4,638)	89	(4,549)

Balance as of March 31, 2024	166,104,433	$17	18,594,332	$2	$836,286	$(392,620)	$(10,808)	$432,877	$28,594	$461,471

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(34,223)	$(81,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,551	6,035
Amortization of inventory step-up	—	2,537
Allowance for credit losses and inventory reserves	262	31
Share-based compensation	25,577	11,395
Amortization of discount and cost of issuance of debt	250	259
Loss from change in fair value of warrants	—	47,332
(Gain) loss from change in fair value of contingent considerations and acquisition-related holdbacks	(15,359)	1,630
Loss from change in fair value of currency forward contract	552	—
Deferred tax liabilities	—	(3,716)
Amortization of right-of-use assets	822	525
Changes in operating assets and liabilities:
Accounts receivable	11,752	4,823
Inventory	(1,051)	(9,973)
Accounts payable	(414)	(2,937)
Accrued expenses and other current liabilities	(4,429)	(2,085)
Accrued payroll liabilities	454	269
Prepaid and other current assets	(1,816)	(5,627)
Operating lease liabilities	(824)	(453)
Other long-term liabilities	(453)	(964)
Net cash used in operating activities	(9,349)	(32,885)
Cash flows from investing activities:
Purchases of property and equipment	(2,317)	(3,199)
Business combinations, net of cash acquired	(3,200)	(98,429)
Net cash used in investing activities	(5,517)	(101,628)
Cash flows from financing activities:
Proceeds from issuance of common stock/At-the-market offering	—	34,946
Offering costs for the issuance of common stock/At-the-market offering	—	(752)
Proceeds from issuance of short-term debt obligations	10,740	747
Issuance costs on line of credit	(50)	—
Payments on debt obligations	(1,493)	(11,825)
Payments on financed software	(2,341)	(2,069)
Proceeds from exercise of stock options	24	19
Net cash provided by financing activities	6,880	21,066
Effect of exchange rate changes on cash and cash equivalents	4,482	(1,034)
Net decrease in cash and cash equivalents	(3,504)	(114,481)
Cash, cash equivalents and restricted cash at beginning of period	151,678	321,879
Cash, cash equivalents and restricted cash at end of period	$148,174	$207,398

Reconciliation of amounts on condensed consolidated balance sheet:
Cash and cash equivalents	$138,174	$207,398
Restricted cash	10,000	—
Total cash, cash equivalents and restricted cash	$148,174	$207,398

Supplemental disclosure of cash flow information:
Cash paid for interest	$70	$88

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$(890)	$348
Fair value of common stock issued for business combination	$—	$85,391
Fair value of common stock issuable for business combination	$—	$20,979
Contingent consideration for business combination	$4,599	$73,047
Accrual for purchase consideration for business combination	$1,300	$4,264
Fair value of common stock issued for investment in Expedera	$3,428	$—
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

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexible access that it provides to the capital markets. As of March 31, 2024, and since the inception of the program indie has raised gross proceeds of $70,339 and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57 and had approximately $79,661 available for future issuances under the ATM Agreement. During the three months ended March 31, 2023, indie raised gross proceeds of $34,946 and issued 3,316,198 shares of Class A common stock at an average per-share sales price of $10.54. For the three months ended March 31, 2023, indie incurred total issuance costs of $751. There was no activity during the three months ended March 31, 2024.
Recent Acquisition
On January 25, 2024 (the “Deal Closing Date”), indie and ADK LLC completed its acquisition of Kinetic Technologies, LLC (“Kinetic”). The acquisition was consummated pursuant to an Asset Purchase Agreement (the “APA”) to acquire certain research and development personnel, intellectual property and business properties from Kinetic, in support of a custom product development for a North American electric vehicle original equipment manufacturer (“OEM”). The closing consideration consisted of (i) $3,200 in cash as the initial cash consideration, net of an adjustment holdback amount of $500 and an indemnity holdback amount of $800, (ii) $2,348 of total contingent considerations, payable in cash or Class A common stock, subject to achievement of certain production based milestones 24 months after the Deal Closing Date (“the Production Earnout”), and (iii) $2,251 of contingent considerations, payable in cash or Class A common stock, subject to achievement of certain revenue based milestones 12 months after the Deal Closing Date (“the Revenue Earnout”). The purchase price was subject to working capital and other adjustments as provided in the APA. The indemnity holdback amount is payable within five business days after the 18-month anniversary of the Deal Closing Date and is payable in shares of Class A common stock.
See Note 2 — Business Combinations for a full description of all of the recent acquisitions.

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

Refer to Part I, Item 1A of our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the heading “Risk Factors” for more information on our risks and uncertainties.

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which approximately 90% was owned by indie as of March 31, 2024. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH, Symeo GmbH, and Silicon Radar GmbH (“Silicon Radar”), all of which are private limited liability companies incorporated under the laws of Germany, Exalos AG (“Exalos”), a company limited by shares organized under the laws of Switzerland, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc. and Geo Semiconductor Canada Inc., both incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with approximately 59% voting controlled and approximately 34% owned by the Company as of March 31, 2024 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. There has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2024.

Recent Accounting Pronouncements
Recently Issued Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s condensed consolidated financial position and results of operations, since the amendments require only enhancement of existing income tax disclosures in the notes to the Company’s condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses, segment profit or loss (after significant segment expenses), and allows reporting of additional measures of a segments profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its condensed consolidated financial statements and related disclosures.

2.    Business Combinations

The Company acquired Silicon Radar in February 2023, GEO Semiconductor, Inc. (“GEO”) in March 2023, Exalos in September 2023, and Kinetic in January 2024. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for Exalos and Kinetic, and the final allocation of the purchase consideration to the assets acquired and liabilities assumed for Silicon Radar and GEO as of March 31, 2024:

	Kinetic	Exalos	Silicon Radar	GEO
Purchase price - cash consideration paid	$3,200	$—	$8,653	$91,076
Purchase price - cash consideration accrued	1,300	—	800	3,464
Less: cash acquired	—	(3,439)	(208)	(1,092)
Net cash consideration	$4,500	$(3,439)	$9,245	$93,448

Purchase price - equity consideration issued (common stock)	$—	$42,791	$9,834	$75,556
Purchase price - equity consideration issuable (common stock)	—	2,500	—	20,979
Total equity consideration	$—	$45,291	$9,834	$96,535

Contingent consideration	4,599	13,225	9,240	59,280
Net consideration	$9,099	$55,077	$28,319	$249,263

Estimated fair value of net assets and liabilities assumed:
Current assets other than cash	$6,040	$4,408	$2,979	$24,043
Property and equipment	962	1,001	781	178
Developed technology	455	7,968	4,950	69,330
In-process research & development	750	7,968	8,870	27,040
Customer relationships	250	5,312	4,340	14,220
Backlog	19	664	150	390
Trade name	97	3,984	2,130	10,320
Operating lease right-of-use assets step-up	—	664	—	—
Other non-current assets	729	—	17	10
Current liabilities	(650)	(3,541)	(1,585)	(6,084)
Deferred revenue	—	—	(512)	—
Deferred tax liabilities, non-current	—	(5,318)	(2,772)	(1,982)
Other non-current liabilities	(217)	—	—	(711)
Total fair value of net assets acquired	$8,435	$23,110	$19,348	$136,754

Goodwill	$664	$31,967	$8,971	$112,509
For all acquisitions, trade receivables and payables, as well as other current and non-current assets and liabilities and deferred revenue, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates.
Because the acquisitions related to Exalos and Kinetic occurred relatively recently, and in light of the magnitude of the transactions, the significant information to be obtained and analyzed and the fact that Exalos resides in a foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of the acquisition. Changes in the estimated fair values of the net assets recorded for the business combinations of Exalos and Kinetic upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transactions will change the allocation of the purchase price. Subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined. As of May 9, 2024, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, inventory, property, plant and equipment, identifiable intangible assets, deferred taxes, goodwill, tax uncertainties, income taxes payable and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill and/or deferred taxes.
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
The Company paid a premium (i.e. goodwill) over the fair value of the net tangible and identified intangible assets acquired as this acquisition brings the Company an engineering development team with broad experience in radar system, which is expected to expand indie’s entry into the radar market and enable the Company to capture strategic opportunities among Tier 1 customers. The goodwill is not deductible for tax purposes.
The Company maintained an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extended for 12 months from the closing date and was settled by cash in February 2024.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $9,240 as of the acquisition date, which was determined by conducting a Monte Carlo Simulation Analysis. The contingent consideration is comprised of two tranches, both subject to Silicon Radar achieving certain revenue targets. Both tranches are payable, up to a maximum of $9,000, upon the achievement of a revenue threshold of $5,000 for the twelve-month period ending on February 21, 2024 and the achievement of revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025, respectively. Both tranches are payable in cash or common stock, at indie’s election. Should indie elect to pay in common stock, the number of shares issuable equals the earnout amount divided by a volume-weighted-average-price (“VWAP”) for 20 days ending prior to the due date for payment. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The first tranche of this earn-out liability is reflected in Contingent consideration and the second tranche is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2024.
As of December 31, 2023, the Company finalized the opening net assets acquired and goodwill.
The fair value of inventory was calculated using the cost of goods sold to estimate the selling price. The selling price was adjusted for selling costs and a reasonable profit margin.
Four separate developed technologies relating to radar sensors with different frequencies were identified at the time of the acquisition. Developed technologies were each valued using relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar technologies and was further adjusted to reflect the maintenance research and development expenses associated with sustaining the technology. The economic useful life for the identified assets range between three years and ten years based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer relationships represents the fair value of future projected revenue that will be derived from sales of products to existing customers of Silicon Radar. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be ten years.

Backlog relates to various purchase orders in place with Silicon Radar’s customers at the time of the acquisition. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be two years was determined.
Trade name relates to the “Silicon Radar” trade name. The fair value was determined by applying the relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar brand names. The economic useful life was determined to be seven years.
The fair value of in-process research and development (“IPR&D”) was determined based on the projected total costs-to-complete at the time of the acquisition. If the development is abandoned in the future, these assets will be expensed in the period of abandonment. If and when the development activities are completed, IPR&D assets will be reclassified to developed technology, management will make a determination of the useful lives and methods of amortization of these assets.
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

Acquisition of GEO Semiconductor Inc.
On February 9, 2023, indie entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation, with GEO surviving as a wholly-owned subsidiary of indie. The aggregate consideration for this transaction consisted of (i) $93,448 in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock at closing, with a fair value of $75,556; (iii) 1,907,180 shares of Class A common stock at closing, with a fair value of $20,979 payable in the next 24 month period after closing for the purpose of adjustment and indemnity holdbacks; and (iv) contingent consideration with fair value of $59,280 at closing payable in cash or in Class A common stock, subject to achieving certain GEO-related revenue targets through September 30, 2024. The purchase price is subject to working capital and other adjustments as provided in the Agreement and Plan of Merger. The transaction was completed on March 3, 2023.
GEO has programs with major image sensor suppliers and is engaged in multiple EV and autonomous vehicle programs. Its products comprise three generations of application specific camera video processors, including those focused on viewing, where video is projected on a display and viewed by the driver, and sensing, where video is processed using advanced computer vision and machine learning algorithms to assist the driver. The unique ability to support both of these key categories is expected to allow indie to deliver solutions in applications ranging from simple backup cameras to full Autonomous Driving platforms. Accordingly, indie paid a premium (i.e. goodwill) over the fair value of the net tangible and identifiable intangible assets acquired as this acquisition is expected to continue to strengthen indie’s expansion into the ADAS and autonomous vehicles market. The goodwill is not deductible for tax purposes.
The Company maintains an indemnity and adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 24 months from the anniversary of the closing date. The indemnity holdback will be settled by transferring up to 1,566,472 shares of the Company’s Class A common stock. The fair value of the indemnity holdback was $17,231 as of the acquisition date. The adjustment holdback represents up to 340,708 shares of the Company’s stock and its period extended for 60 days from the closing date. The fair value of the adjustment holdback was $3,748 as of the acquisition date, and was remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. On July 7, 2023, the adjustment holdback was settled and 291,366 shares of Class A common stock were issued with a final fair value of $2,651. Accordingly, the fair value of the adjustment holdback was reduced to zero as of December 31, 2023 and a gain of $1,096 was recorded in Other income (expense), net for the year ended December 31, 2023 in the consolidated statement of operations. The indemnity holdback is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2024.
Total purchase consideration transferred at closing included contingent consideration that had a fair value of $59,280 as of the acquisition date, which was determined by conducting a Monte Carlo Simulation analysis. The contingent consideration is comprised of two tranches, both subject to GEO achieving certain GEO-related revenue targets. The first tranche is payable, up to a maximum of $55,000, upon the achievement of a revenue threshold of $20,000 for the twelve-month period ended on March 31, 2024. The second tranche payable, up to a maximum of $35,000, upon the achievement of revenue threshold of $10,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. Should indie elect to pay in common stock, the number of shares issuable through a payment in common stock equals the earnout amount divided by a 20 days VWAP ending on each earnout period and is collared between $8.50 and $11.50 per share (“Earnout Parent Trading Price”). Should the Company elect to pay the earn-out consideration in cash, the amount will be determined by multiplying the number of shares payable by the Earnout Parent Trading Price. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The first and second tranche of this earn-out liability are both reflected in Contingent considerations in the condensed consolidated balance sheet as of March 31, 2024.
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
The fair value of IPR&D was determined using the replacement cost approach, which represents a systematic framework for estimating the value of intangible assets based upon the economic principle of substitution. If the development is abandoned in the future, these assets will be expensed in the period of abandonment. If and when the development activities are completed, IPR&D assets will be reclassified to developed technology, management will make a determination of the useful lives and methods of amortization of these assets.
Customer relationships represents the fair value of future projected revenue that will be derived from sales of products to existing customers of GEO. The fair value was determined by applying the distributor method, which is a variation of the MPEEM. The economic useful life was determined to be 12 years.
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

Acquisition of Exalos AG
On September 18, 2023, Ay Dee Kay Ltd. completed its acquisition of Exalos AG, a Swiss corporation (“Exalos”), pursuant to that Share Sale and Purchase Agreement by and among Ay Dee Kay Ltd., the Company and all of the stockholders of Exalos, whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of Exalos. The closing consideration consisted of (i) approximately 6,613,786 shares of Class A common stock of the Company, with a fair value of $42,791, and (ii) a contingent consideration with fair value of $13,225 at closing, payable in cash or Class A common stock, subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2,500 subject to final release 12 months from the acquisition date payable in shares of Class A common stock. The purchase price is subject to working capital and other adjustments as provided in the Share Sale and Purchase Agreement.
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
The Company incurred various acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses. Total costs incurred were $621 during the year ended December 31, 2023. Total costs incurred are $195 for the three months ended March 31, 2024
The Company maintains an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extends for twelve months from the closing date and will be paid in shares of Class A common stock.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $13,225 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches, both subject to Exalos achieving certain revenue targets. Both tranches are payable in cash or Class A common stock, at indie’s election, up to a maximum of $20,000, upon the achievement of a revenue threshold of $19,000 for the twelve-month period ending on September 30, 2024 and the achievement of a revenue threshold of $21,000 for the twelve-month period ending on September 30, 2025, respectively. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The first tranche of this earn-out liability is reflected in Contingent considerations and the second tranche is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2024.
Pro forma financial information for Exalos is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.

Acquisition of Kinetic
On January 25, 2024 (“Deal Closing Date”), indie and ADK LLC completed its acquisition of Kinetic. The acquisition was consummated pursuant to an executed APA to acquire certain research and development personnel, intellectual property and business properties from Kinetic, in support of a custom product development for a North American electric vehicle OEM. The closing consideration consisted of (i) $3,200 in cash as the Initial Cash Consideration, net of an adjustment holdback amount of $500 and an indemnity holdback amount of $800, (ii) the Production Earnout with fair value of $2,348, payable in cash or Class A common stock, subject to achievement of certain production based milestones 24 months after the Deal Closing Date, and (iii) the Revenue Earnout with fair value of $2,251, payable in cash or Class A common stock, subject to achievement of certain revenue based milestones 12 months after the Deal Closing Date. The purchase price is subject to working capital and other adjustments as provided in the APA. The indemnity holdback amount is payable within five business days after the 18-month anniversary of the Deal Closing Date and is payable in shares of Class A common stock.
The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired as this acquisition brings the Company a new family of smart connectivity solutions that enable high-speed networking of displays and controllers throughout the vehicle, which already generated interest from OEMs. The goodwill is expected to be deductible for tax purposes.
indie incurred various acquisition-related costs, which were primarily legal expense, and recorded these as part of the Selling, General and Administrative expenses. Total costs incurred are $145 for the three months ended March 31, 2024.
The Company maintains an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extends for 18 months from the Deal Closing Date and will be paid in cash.
Total purchase consideration transferred at the Deal Closing Date also included contingent consideration that had a total fair value of $4,599 as of the acquisition date. The acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches and both are payable in cash or Class A common stock, at indie’s election. The Production Earnout pays up to a maximum of $3,000, upon fulfillment of certain production volume of a predetermined product within 24-month period ending on January 24, 2026. The Revenue Earnout pays up to a maximum of $2,500 upon the achievement of a minimum revenue threshold of $12,000 for the twelve-month period ending on January 24, 2025. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The Revenue Earnout is reflected in Contingent considerations and the Production Earnout is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2024.
Pro forma financial information for Kinetic is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.
3.    Inventory, Net

Inventory, net consists of the following:

	March 31, 2024	December 31, 2023
Raw materials	$11,001	$7,360
Work-in-process	12,222	12,423
Finished goods	17,282	15,896
Inventory, gross	40,505	35,679
Less: Inventory reserves	2,606	2,538
Inventory, net	$37,899	$33,141
During the three months ended March 31, 2024 and 2023, the Company recognized write-downs in the value of inventory of $262 and $31, respectively.

4.    Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	March 31, 2024	December 31, 2023
Production tooling	4	$17,217	$16,428
Lab equipment	4	13,453	12,887
Office equipment	3 - 7	8,493	6,539
Leasehold improvements	*	1,912	1,898
Construction in progress		4,395	3,867
Property and equipment, gross		45,470	41,619
Less: Accumulated depreciation		16,071	14,653
Property and equipment, net		$29,399	$26,966
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $1,485 and $955 for the three months ended March 31, 2024 and 2023, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that have not been placed into service.

5.    Intangible Assets, Net

Intangible assets, net consist of the following:

	March 31, 2024				December 31, 2023
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	6.0	$106,966	$(21,420)	$85,546	6.3	$106,512	$(17,876)	$88,636
Software licenses	0.7	23,874	(21,158)	2,716	1.0	23,745	(18,828)	4,917
Customer relationships	8.9	41,691	(5,998)	35,693	9.4	41,441	(5,156)	36,285
Intellectual property licenses	0.8	1,918	(1,736)	182	0.3	1,911	(1,736)	175
Trade names	5.8	26,067	(5,091)	20,976	6.0	25,970	(4,311)	21,659
Backlog	1.3	1,589	(821)	768	1.2	1,570	(700)	870
Effect of exchange rate on gross carrying amount		(3,539)		(3,539)		(917)	—	(917)
Intangible assets with finite lives		198,566	(56,224)	142,342		200,232	(48,607)	151,625

IPR&D		57,258	—	57,258		56,508	—	56,508
Effect of exchange rate on gross carrying amount		(965)	—	(965)		1	—	1
Total intangible assets with indefinite lives		56,293	—	56,293		56,509	—	56,509

Total intangible assets		$254,859	$(56,224)	$198,635		$256,741	$(48,607)	$208,134

The Company obtained software licenses, which it uses for its research and development efforts related to its products. In both fiscal 2024 and 2023, the Company acquired developed technology, customer relationships, trade names, backlog and IPR&D as a result of business combinations. See Note 2 — Business Combinations for additional information.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses these assets for impairment on a periodic basis.

Amortization of intangible assets for the three months ended March 31, 2024 and 2023 was $8,066 and $5,080, respectively, and is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of March 31, 2024, amortization expense for each of the next five fiscal years is expected to be as follows:

2024 (remaining 9 months)	$19,509
2025	23,197
2026	21,171
2027	18,187
2028	17,932
Thereafter	42,346
Total	$142,342
6.    Goodwill
The following table sets forth the carrying amount and activity of goodwill as of March 31, 2024:

Amount
Balance as of Balance as of the beginning of the period	$295,096
Acquisitions (Note 2)	664
Effect of exchange rate on goodwill	(5,363)
Balance as of Balance as of the end of the period	$290,397
The change in goodwill is primarily driven by $664 increase during the three months ended March 31, 2024 due to acquisition of Kinetic that was completed during the period, as well as a $5,363 decrease in value due to the effect of exchange rate on goodwill. See Note 2 — Business Combinations for a detailed discussion of goodwill acquired.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three months ended March 31, 2024.
7.    Debt
The following table sets forth the components of debt as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$160,000	$(4,038)	$155,962	$160,000	$(4,288)	$155,712
CIBC loan, due 2026	3,543	(11)	3,532	3,971	(13)	3,958
Total term loans	163,543	(4,049)	159,494	163,971	(4,301)	159,670

Revolving lines of credit	10,736	(50)	10,686	1,171	—	1,171
Total debt	$174,279	$(4,099)	$170,180	$165,142	$(4,301)	$160,841

The outstanding debt as of March 31, 2024 and December 31, 2023 is classified in the condensed consolidated balance sheets as follows:

	March 31, 2024	December 31, 2023
Current liabilities - Current debt obligations	$13,184	$4,106
Noncurrent liabilities - Long-term debt, net of current maturities	156,996	156,735
Total debt	$170,180	$160,841
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

In connection with the offering of the 2027 Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404 in 2022.

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of March 31, 2024 and December 31, 2023, the total carrying value of the 2027 Notes, net of unamortized discount, was $155,962 and $155,712, respectively. As of March 31, 2024, the total fair value of the 2027 Notes was $176,784 or 110.49% of the aggregate principal amount of the 2027 Notes. As of December 31, 2023, the total fair value of the 2027 Notes was $191,648 or 119.78% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $250 and $234 for the three months ended March 31, 2024 and 2023, respectively, and is also included in Interest Expense in the Company’s condensed consolidated statements of operations.
indie Semiconductor Revolving Line of Credit

On March 29, 2024, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance is due and payable in full on March 28, 2025. Interest is payable monthly beginning on May 1, 2024 through the maturity date. This line of credit required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo, which resulted in a total restricted cash of $10,000 as of March 31, 2024. Fees of $50 incurred will be amortized over the life of the credit agreement. This revolving line of credit had an outstanding balance of $10,000 as of March 31, 2024. During the three months ended March 31, 2024, the cash and non-cash interest was de minimus.
TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of March 31, 2024 and December 31, 2023, the outstanding principal balance and credit limit of the loan was $3,543 and $3,971, (or CAD4,798 and CAD5,262), respectively.

TeraXion also has an authorized credit facility up to CAD5,000 at March 31, 2024 and December 31, 2023, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of CAD5,000 and 100% of TeraXion’s EBITDA. This line of credit had an outstanding balance of CAD997 (or $736) as of March 31, 2024. This line of credit had an outstanding balance of CAD1,551 (or $1,171) as of December 31, 2023.

The table below sets forth the components of interest expense for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$1,795	$1,800
Amortization of discount and issuance cost	250	234
Total interest expense related to the 2027 Notes	2,045	2,034

Interest expense on other debt obligations:
Contractual interest	61	88
Amortization of discount and issuance cost	—	26
Total interest expense related to other debt obligations	61	114

Total interest expense	$2,106	$2,148

The future maturities of the debt obligations are as follows:

2024 (remaining nine months)	$—
2025	$14,279
2026	$—
2027	$160,000
2028	$—
Total	$174,279
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

For the three months ended March 31, 2023, the Company recognized a net gain of $47,332 and none was recorded for the three months ended March 31, 2024.

9.     Contingent and Earn-Out Liabilities

Earn-Out Milestones

In connection with the Transaction, certain of indie’s stockholders are entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the earn-out milestones are met. The earn-out milestones represent two independent criteria, each of which entitles the eligible stockholders to 5,000,000 earn-out shares per milestone met. Each earn-out milestone is considered met if at any time following the Transaction and prior to December 31, 2027, the volume weighted average price of indie’s Class A common stock is greater than or equal to $12.50 or $15.00 for any twenty trading days within any thirty-trading day period, respectively. Further, the earn-out milestones are also considered to be met if indie undergoes a Sale. A Sale is defined as the occurrence of any of the following for indie: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock ceases to be listed on a national securities exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.

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
Contingent Considerations

On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at an initial fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. In April 2023, the Company settled $500 of the $1,500 second tranche through the issuance of 73,311 shares of Class A common stock with a fair value of $608 at the time of issuance. In January 2024, the Company settled $500 of the $1,000 second tranche through the issuance of 62,562 shares of Class A common stock with a fair value of $500 at the time of issuance. The fair value of the remaining $500 second tranche contingent consideration liabilities was $460 as of March 31, 2024.

On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,390 and $3,446, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 by March 31, 2023. The second tranche is payable upon Symeo’s achievement of a revenue threshold of $6,000 by March 31, 2024. On October 26, 2023, the Company issued 363,194 of Class A common stock, with a fair value of $1,900 at the time of issuance to Analog Devices, Inc., as final settlement for the achievement of the first tranche of the contingent considerations. The fair value of the second tranche contingent consideration liabilities as of March 31, 2024 was $7, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On February 21, 2023, in connection with the acquisition of Silicon Radar, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,155 and $5,085, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $5,000 for the twelve-month period ending on February 21, 2024. The second tranche is payable upon Silicon Radar’s achievement of a revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025. Both tranches are payable in cash or in common stock at indie’s discretion. Should indie elect to pay in common stock, the number of shares issuable equals the earnout amount divided by a VWAP for 20 days ending prior to the due date for payment. The fair value of the first and second tranche contingent consideration liabilities as of March 31, 2024 was $6,820 and $2,970, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations. In May

2024, the Company settled the first tranche through the issuance of 1,103,140 shares of Class A common stock with a fair value of $6,045 at the time of issuance.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $38,828 and $20,452, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $20,000 for the 12-month period ending on March 31, 2024. The second tranche is payable upon GEO’s achievement of a revenue threshold of $10,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. Should indie elect to pay in common stock, the number of shares issuable equals the earnout amount divided by the Earnout Parent Trading Price. Payment in cash will be determined by the number of shares payable multiplied by the Earnout Parent Trading Price. The fair value of the first and second tranche contingent consideration liabilities as of March 31, 2024 was $42,060 and $14,020, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On September 18, 2023, in connection with the acquisition of Exalos, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $9,341 and $3,884, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $19,000 for the 12-month period ending on September 30, 2024. The second tranche is payable upon Exalos’ achievement of a revenue threshold of $21,000 for the 12-month period ending on September 30, 2025. Both tranches are payable in cash or in shares at indie’s discretion. The fair value of the first and second tranche contingent consideration liabilities as of March 31, 2024 was $6,504 and $4,070, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On January 25, 2024, in connection with the acquisition of Kinetic, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $2,251 and 2,348, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $12,000 for the 12-month period ending on January 25, 2025. The second tranche is payable upon achievement of certain production based milestones for the 24-month period ending on January 25, 2026. Both tranches are payable in cash or in shares at indie’s discretion. The fair value of the first and second tranche contingent consideration liabilities as of March 31, 2024 was $2,288 and $2,386, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.
10.    Fair Value Measurements
The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The estimated fair value of the Company’s 2027 Notes is based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt (see Note 7 — Debt for additional information). The fair values of the Company’s short-term loans generally approximated their carrying values.

At March 31, 2024 and 2023, the Company held currency forward contracts with an aggregated notional amount of $22,987 and $4,025, respectively to sell United States dollars and to buy various foreign currencies such as Canadian dollars and Euro, among others at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the condensed consolidated statement of operations. During the three months ended March 31, 2024, the Company recorded a net loss of $552. During the three months ended March 31, 2023, the Company recorded a net loss that was de minimus.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Exalos Contingent Consideration - First Tranche	$—	$—	$6,504	$6,504
Exalos Contingent Consideration - Second Tranche	$—	$—	$4,070	$4,070
GEO Contingent Consideration - First Tranche	$—	$—	$42,060	$42,060
GEO Contingent Consideration - Second Tranche	$—	$—	$14,020	$14,020
GEO Indemnity Holdback	$11,091	$—	$—	$11,091
Kinetic Contingent Consideration - First Tranche	$—	$—	$2,288	$2,288
Kinetic Contingent Consideration - Second Tranche	$—	$—	$2,386	$2,386
Silicon Radar Contingent Consideration - First Tranche	$—	$—	$6,820	$6,820
Silicon Radar Contingent Consideration - Second Tranche	$—	$—	$2,970	$2,970
City Semi Contingent Consideration - Second Tranche	$—	$—	$460	$460
Symeo Contingent Consideration - Second Tranche	$—	$—	$7	$7

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Exalos Contingent consideration — First Tranche	$—	$—	$9,593	$9,593
Exalos Contingent Consideration — Second Tranche	$—	$—	$4,012	$4,012
GEO Contingent Consideration — First Tranche	$—	$—	$44,709	$44,709
GEO Contingent Consideration — Second Tranche	$—	$—	$25,921	$25,921
GEO Indemnity Holdback	$12,704	$—	$—	$12,704
Silicon Radar Contingent Consideration — First Tranche	$—	$—	$2,740	$2,740
Silicon Radar Contingent Consideration — Second Tranche	$—	$—	$3,310	$3,310
City Semi Contingent Consideration — Second Tranche	$—	$—	$940	$940
Symeo Contingent Consideration — Second Tranche	$—	$—	$7	$7

As of March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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
Because the acquisitions related to Exalos and Kinetic occurred relatively recently, and in light of the magnitude of the transactions, the significant information to be obtained and analyzed and the fact that Exalos resides in a foreign jurisdiction, the Company’s fair value estimates for the associated contingent considerations were valued based on a probability method as of March 31, 2024.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	March 31, 2024	December 31, 2023
	Input	Input
Liabilities:
Exalos Contingent Consideration - First Tranche
Market yield rate	7.70%	7.46%
Scenario probability	50.00%	75.00%
Exalos Contingent Consideration - Second Tranche
Market yield rate	7.70%	7.46%
Scenario probability	70.00%	70.00%
GEO Contingent Consideration - First Tranche
Discount rate	13.30%	12.60%
Volatility	60.00%	60.00%
GEO Contingent Consideration - Second Tranche
Discount rate	13.30%	12.60%
Volatility	60.00%	60.00%
Kinetic Contingent Consideration - First Tranche
Market yield rate	8.87%	N/A
Scenario probability	100.00%	N/A
Kinetic Contingent Consideration - Second Tranche
Market yield rate	8.87%	N/A
Scenario probability	95.00%	N/A
Silicon Radar Contingent Consideration - First Tranche
Discount rate	11.03%	10.79%
Volatility	60.00%	60.00%
Silicon Radar Contingent Consideration - Second Tranche
Discount rate	11.03%	10.79%
Volatility	60.00%	60.00%
City Semi Contingent Consideration - Second Tranche
Discount rate	12.65%	12.65%
Symeo Contingent Consideration - Second Tranche
Discount Rate	4.73%	4.73%
11.    Stockholders’ Equity
Wuxi Capital Raise
On November 29, 2022, the Company entered into and closed an agreement with multiple investors in China, including two of the top four Chinese automotive OEMs, that secured a strategic investment (“Wuxi Capital Raise”) through Wuxi indie Microelectronics Ltd. (“Wuxi”), indie’s majority controlled subsidiary. The Wuxi Capital Raise provided Wuxi additional funding of CNY300,000 (approximately $42,000) by issuing 371,160 shares from Wuxi, which represents 16% of Wuxi’s equity at the time of issuance. The funds raised are intended to promote Wuxi’s business development and strengthen its capabilities. Pursuant to the terms of the agreement, these investors subscribed for the 371,160 shares at CNY808.28 per share. As a result, indie’s ownership in Wuxi has reduced from 45% to 38% ownership control, with indie having 59% voting control. As indie continues to control Wuxi’s Board of Directors and has the majority of the voting interests, Wuxi’s financial results will continue to be consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements. Among other provisions, this agreement includes certain liquidation preferences for the investors (“Deemed Liquidation Event” or “DLE”) as well as an ability to exchange their Wuxi shares for shares of indie’s Class A common stock in the event Wuxi does not successfully complete a local initial public offering (“IPO”) by December 31, 2027 (the “Conversion”). A Deemed Liquidation Event includes but not limited to (a) a change of control of the Company or its surviving entity in a single, or series of related transactions, or merger, division, reorganization, acquisition, or business integration between the Company and any third parties, excluding any corporate restricting as duly approved pursuant to the AOA; or (b) a sale, transfer or otherwise disposal of the all or substantially all assets of the Company, in a single, or series of related transactions. Upon a DLE prior to IPO, the distribution will be made in cash in order of the liquidation preferences pursuant to the investment agreement for an amount that is the higher of (i) an amount equal to 100% of the applicable original issue price with an annual simple premium of 8% (calculated from the transaction closing date of November 29, 2022 to the date of the Liquidation Event), or (ii) an amount equal to the total liquidation proceeds received by the Company or the shareholders (as the case may be) directly in a Liquidation Event, multiplied by the shareholder’s proportionate ownership percentage, plus all accrued or declared but unpaid dividends of such share.
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

The Wuxi EIP was approved by Wuxi’s Board of Directors and is a long-term incentive plan under which equity awards may be granted to employees of Wuxi in the form of options to purchase Wuxi common shares at a fixed strike price in the future after certain vesting conditions are met and which are then subject to certain holding conditions (“Options”). Options granted under the Wuxi EIP are equity-classified awards and subject to vest either six years from the grant date or when Wuxi achieves a successful IPO on a local stock exchange, whichever that is later. No compensation cost will be recognized until a qualifying event (i.e., IPO) is deemed probable to occur as these Options are considered to have no value until an IPO becomes probable. Upon occurrence of the qualifying event, the compensation cost will be recognized in full for vested Options. As of March 31, 2024, there was $11,802 of total unrecognized compensation cost related to these Options. These unrecognized compensation costs will be recognized in full when a qualifying event satisfying the in-substance performance condition becomes probable.

Further, per the Wuxi EIP, recipients of the Options should complete all capital contributions and payment of the incentive share price (the “Paid in Capital Contribution”) after Wuxi and the intermediary agencies (including securities companies, law firms, and accounting firms) that apply for IPO have reached an IPO application schedule and before the last financial benchmark date of Wuxi’s IPO application. The Paid in Capital Contribution is akin to an early exercise. Given that Wuxi has no obligation to return the paid-in capital contribution to the recipient of the award in any event (i.e., an unsuccessful IPO, termination of employment), the Company concludes that the Paid in Capital Contribution made by the recipient is classified into Additional paid-in capital on the consolidated balance sheet as of March 31, 2024.
The funds will be used for Wuxi’s general corporate purposes.
Stock Repurchase Program
On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase common stock. This was inclusive of the concurrent repurchase of shares of common stock described in Note 7 — Debt, under the 2027 Notes, which allowed for a portion of net proceeds to be used to repurchase up to $25,000 of common stock. There were no repurchases of common stock during the three months ended March 31, 2024. As of March 31, 2024, there is $42,596 available for future repurchase under the program.

12.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC, was approximately 90% as of both March 31, 2024 and December 31, 2023.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of March 31, 2024 and December 31, 2023, the Company had an aggregate of 18,594,332 and 18,694,332 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held 59% voting control and 34% ownership interest in Wuxi as of both March 31, 2024 and December 31, 2023. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of March 31, 2024, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.
13.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the customer’s shipping location for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
United States	$8,688	$12,431
Greater China	22,293	19,242
South Korea	4,613	2,176
Europe	9,253	3,797
Rest of North America	1,781	1,782
Rest of Asia Pacific	5,238	456
South America	487	568
Total	$52,353	$40,452

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
The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023:

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Unbilled revenue	Prepaid expenses and other current assets	$11,662	$8,506
Contract liabilities	Accrued expenses and other current liabilities	$2,878	$2,473
During the three months ended March 31, 2024 and 2023, the Company recognized $567 and $838, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2024, the amount of performance obligations that have not been recognized as revenue was $7,010, of which approximately 100% is expected to be recognized as revenue over the next twelve months. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, two of our customers accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2023, and no customers accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2024:

	Three Months Ended March 31,
	2024	2023
Customer A	8.9%	15.8%
Customer B	9.5%	11.9%

The loss of these customers would have a material impact on the Company’s condensed consolidated financial results.
One large customer represented 11% of accounts receivable as of March 31, 2024. The one largest customer represented 19% of accounts receivable as of December 31, 2023. No other individual customer represented more than 10% of accounts receivable at either March 31, 2024 or December 31, 2023.
14.    Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$331	$68
Research and development	16,994	6,262
Selling, general, and administrative	8,252	5,065
Total	$25,577	$11,395

Stock compensation expense for the three months ended March 31, 2024 and 2023 included $6,969 and $3,023, respectively, that represents liability classified awards issuable upon distribution of the Company's annual incentive plans.

15.    Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(34,223)	$(81,966)
Less: Net loss attributable to noncontrolling interest	(3,044)	(9,220)
Net loss attributable to common stockholders — basic	$(31,179)	$(72,746)

Net loss attributable to common shares — dilutive	$(31,179)	$(72,746)

Denominator:
Weighted average shares outstanding — basic	164,602,608	131,490,221

Weighted average common shares outstanding—diluted	164,602,608	131,490,221

Net loss per share attributable to common shares— basic	$(0.19)	$(0.55)
Net loss per share attributable to common shares— diluted	$(0.19)	$(0.55)
The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, warrants for Class A units (public and private), unexercised options, earn-out shares, escrow shares and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. For the three months ended March 31, 2024 and 2023, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to shareholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Three Months Ended March 31,
	2024	2023
Unvested Class B units	34,752	647,674
Unvested Phantom units	276,267	658,637
Unvested Restricted stock units	15,533,889	11,728,606
Convertible Class V common shares	18,594,332	19,829,945
Public warrants for the purchase of Class A common shares	—	17,250,000
Private warrants for the purchase of Class A common shares	—	10,150,000
Unexercised options	159,750	218,642
Earn-out Shares	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000
Convertible debt into Class A common shares	18,497,110	18,497,110
	59,821,100	85,705,614
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

Our effective tax rate in 2024 will differ from the U.S. federal statutory rate primarily due to changes in valuation allowance, tax expense or benefit in foreign jurisdictions taxed at different tax rates, foreign research and development tax credits and incentives, and changes in non-controlling interest.

Based primarily on our limited operating history and ADK LLC’s historical domestic losses, we believe there is a significant uncertainty as to when we will be able to use our domestic, federal and state, deferred tax assets (“DTAs”). Therefore, we have recorded a valuation allowance against these DTAs for which we have concluded that it is not more likely than not that these will be realized.

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. Through March 31, 2024, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, we have not recorded a liability under the TRAs.

Under GAAP, the Company ordinarily calculates its provision for income taxes at the end of each interim reporting period by computing an estimated annual effective tax rate adjusted for tax items that are discrete to each period. For the three months ended March 31, 2024 the company calculated the tax provision based on actual year to date results because small changes in forecasted pre-tax book income led to large differences in the estimated annual effective tax rate.

The Company recorded a benefit for income taxes of $1,109 and $3,706 for the three months ended March 31, 2024 and 2023, respectively. Income tax benefits for the three months ended March 31, 2024 are primarily related to the Company’s foreign operations. Income tax benefits for the three months ended March 31, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations.
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
Royalty Agreement
The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended March 31, 2024 and 2023 was $639 and $480, respectively. These expenses are included in cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $316 and $789 are included in accrued expenses in the Company’s condensed consolidated balance sheets as of March 31, 2024 and consolidated balance sheets as of December 31, 2023, respectively.
Tax Distributions
To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the three months ended March 31, 2024 and 2023.
18. Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Holdbacks and deferred payments for business combinations	14,091	4,339
Accrued interest	2,915	1,120
Operating lease liabilities, current	2,739	2,653
Deferred revenue	2,878	2,473
Accrued taxes	654	1,672
Accrued royalties	316	789
Other (1)	5,687	8,365
Accrued expenses and other current liabilities	$29,280	$21,411
(1) Amount represents accruals for various operating expenses such as professional fees, open purchase orders, and other estimates that are expected to be paid within the next 12 months.
19.    Subsequent Events

For its condensed consolidated financial statements as of March 31, 2024, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of March 31, 2024 through May 9, 2024, the date the condensed consolidated financial statements were issued.

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
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements. See “Forward Looking Statements.” We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2023, including, but not limited to, those described under the sections entitled “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.
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

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Hungary, Germany, Scotland, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the three months ended March 31, 2024 and 2023, approximately 66% and 65%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of March 31, 2024, we had raised gross proceeds of $70.3 million and issued 7,351,259 shares of Class A common stock at an average per-share sales price of $9.57 through this program. For the three months ended March 31, 2023 we incurred total issuance costs of $0.8 million. There was no activity during the three months ended March 31, 2024.

Recent Acquisitions

Kinetic Technologies

On January 25, 2024 (the “Deal Closing Date”), indie and ADK LLC completed its acquisition of Kinetic Technologies, LLC (“Kinetic”). The acquisition was consummated pursuant to an Asset Purchase Agreement (the “APA”), carving out certain assets, including R&D personnel and intellectual properties (“IP”) from Kinetic Technologies (“Kinetic”), in support of a custom product development for a North American electric vehicle OEM. The closing consideration consisted of (i) $3.2 million in cash as the initial cash consideration, net of an adjustment holdback amount of $0.5 million and an indemnity holdback amount of $0.8 million, (ii) $2.3 million of contingent consideration, payable in cash or Class A common stock, subject to achievement of certain production based milestones 24 months after the Deal Closing Date, and (iii) $2.3 million of contingent consideration, payable in cash or Class A common stock, subject to achievement of a revenue based milestone 12 months after the Deal Closing Date. The purchase price is subject to working capital and other adjustments as provided the APA.
See Note 2 — Business Combinations for additional descriptions of our recent acquisitions.
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
Refer to Part I, Item 1A of our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the heading “Risk Factors” for more information on our risks and uncertainties.
OPERATING RESULTS

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$48,578	93%	$33,653	83%	$14,925	44%
Contract revenue	3,775	7%	6,799	17%	(3,024)	(44)%
Total revenue	$52,353	100%	$40,452	100%	$11,901	29%
Revenue for the three months ended March 31, 2024 was $52.4 million, compared to $40.5 million for the three months ended March 31, 2023, an increase of $11.9 million or 29%, which was primarily driven by a $14.9 million increase in product revenue and a $3.0 million decrease in contract revenue. The increase in product revenue was due primarily to change in product mix as well as higher product volume (units sold) given the continued growth in demand from our customers globally as well as the recent acquisitions. The decrease in contract revenue of $3.0 million or 44% was primarily due a large multi-year non-recurring engineering project that commenced in early 2022 and is winding down towards its completion stage.

Operating Expenses

	Three Months Ended March 31,
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$30,089	57%	$24,056	59%	$6,033	25%
Research and development	49,589	95%	36,563	90%	13,026	36%
Selling, general, and administrative	22,322	43%	16,814	42%	5,508	33%
Total operating expenses	$102,000	195%	$77,433	191%	$24,567	32%
Cost of goods sold for the three months ended March 31, 2024 was $30.1 million, compared to $24.1 million for the three months ended March 31, 2023. The increase of $6.0 million or 25% was primarily due to a $6.5 million increase due to change in product mix, a $2.2 million increase in product shipments in connection with the increase in products sold, as described above, offset by a $2.0 million decrease in product cost.
Research and development expense for the three months ended March 31, 2024 was $49.6 million, compared to $36.6 million for the three months ended March 31, 2023. The increase of $13.0 million or 36% was primarily due to a $3.7 million increase in personnel costs to support our continuous growth in research and development needs and a $10.7 million increase in share-based compensation expense. The increase in share-based compensation expenses reflects an increase in headcount and new equity awards granted since the prior year period. These increases are partially offset by a $2.2 million decrease in product development costs due to timing of our project development timeline. We expect research and development expense to continue to increase as we continue to grow our headcount organically to support expanded product development activities.
Selling, general and administrative expense for the three months ended March 31, 2024 was $22.3 million, compared to $16.8 million for the three months ended March 31, 2023. The increase of $5.5 million or 33% was primarily due to a $2.3 million increase in personnel costs due to an increase in headcount, a $3.2 million increase in share-based compensation expense and a $0.6 million increase in depreciation and amortization expenses. The increase in share-based compensation expense reflects an increase in headcount and new equity awards granted since the prior year period. The increase in depreciation and amortization expense was primarily driven by additional acquired intangible assets as a result of the recent business combinations. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion and to fulfill our obligations as a publicly traded company.

Other income (expense), net

	Three Months Ended March 31,
	2024	2023
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$1,309	$2,419	$(1,110)	(46)%
Interest expense	(2,106)	(2,148)	42	(2)%
Loss from change in fair value of warrants	—	(47,332)	47,332	(100)%
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	15,359	(1,630)	16,989	(1042)%
Other expense	(247)	—	(247)	100%
Total other income (expense), net	$14,315	$(48,691)	$63,006	(129)%
Interest income for the three months ended March 31, 2024 was $1.3 million, compared to $2.4 million for the three months ended March 31, 2023. Interest income decreased in the current period primarily as a result of lower cash balances due to multiple acquisitions in 2023 and the first quarter of 2024.
Interest expense for the three months ended March 31, 2024 remained consistent at $2.1 million for both the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, we recognized gains (losses) from change in fair value for warrants, contingent considerations and acquisition-related holdbacks. The gains (losses) recorded for the three months ended March 31, 2024 and 2023 represent the following:

i) Warrants: During the three months ended March 31, 2023, we recognized an unrealized loss from change in fair value of our warrants of $47.3 million, which reflected the increase in fair value of our warrant liability, resulting from the increase of the closing price of our Class A common stock listed on the Nasdaq to $10.55 per share on March 31, 2023 from $5.83 per share on December 31, 2022. As of November 9, 2023, we completed our exchange of Warrants. Subsequently there will be no future remeasurement.
ii) Contingent considerations and acquisition-related holdbacks: During the three months ended March 31, 2024, we recognized a net unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $15.4 million, which is primarily attributed to an unrealized gain of $16.2 million and $3.0 million for the contingent considerations and acquisition-related holdbacks related to the GEO and Exalos acquisitions, respectively, offset by an unrealized loss of $3.7 million for the contingent considerations related to the Silicon Radar acquisition. During the three months ended March 31, 2023, we recognized an net unrealized loss from change in fair value of our contingent considerations and acquisition-related holdbacks of $1.6 million which is primarily attributed to an unrealized loss of $1.7 million and $0.1 million for the contingent considerations related to the Symeo and Silicon Radar acquisitions, respectively, offset by a $0.4 million net unrealized gain for the contingent considerations and acquisition-related holdbacks.
Other expense for the three months ended March 31, 2024 was $0.2 million. Other expense relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net loss of $0.6 million related to the change in fair value of our currency forward contracts entered during the period.

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
Income tax benefits for the three months ended March 31, 2024 are primarily related to our foreign operations. Income tax benefits for the three months ended March 31, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations.
Refer to Note 16, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.
Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations, available borrowings under our revolving credit facility and the issuance of Class A common stock under the ATM Agreement. We believe these sources of liquidity will be sufficient to meet our working capital needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, the impact of the ongoing conflicts in Ukraine and the Middle East, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of May 9, 2024. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. As of March 31, 2024, our balance of cash and cash equivalents was $138.2 million.
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

On March 29, 2024, we entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance is due and payable in full on March 28, 2025. Interest is payable monthly beginning on May 1, 2024 through the maturity date. This line of credit required us to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo.
Acquisitions

We have completed multiple acquisitions in the last couple of years and we plan to selectively pursue and assess inorganic growth opportunities that are complementary to our existing technologies and portfolio of products and/or accelerate our growth initiatives.

In connection with our acquisitions (See Part I, Item 1, Note 2, Business Combinations, of this quarterly report on Form 10-Q), we may from time to time be required to make future payments or issue additional shares of our common stock to satisfy our obligations under the acquisition agreements, including to satisfy certain earn-out requirements. In January 2022 we completed the acquisition of Symeo, for which we made an initial cash payment of approximately $10.0 million and an additional $10.0 million was paid in January 2023. We are still subject to an equity based earn out of Class A common stock based on Symeo’s future revenue growth.
In February 2023, we entered into an agreement to acquire GEO, and completed the transaction on March 3, 2023. The closing consideration consisted of (i) $93.4 million in cash (including accrued cash considerations at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock at closing, with a fair value of $75.6 million; (iii) 1,907,180 shares of Class A common stock, with a fair value of $21.0 million at closing, payable in the next 24-month period after closing; and (iv) an earn-out with a fair value of $59.3 million at closing payable in cash or in Class A common stock, subject to achieving certain GEO-related revenue targets through September 30, 2024.
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
On January 25, 2024, we completed the acquisition of certain business properties from Kinetic through an asset purchase agreement. The closing consideration consisted of (i) $3.2 million in cash as the initial cash consideration, net of an adjustment holdback amount of $0.5 million and an indemnity holdback amount of $0.8 million, (ii) $2.3 million of contingent considerations, payable in cash or Class A common stock, subject to achievement of certain production based milestone for the next 24 months, or through January 25, 2026, and (iii) $2.3 million of contingent considerations, payable in cash or Class A common stock, subject to achievement of certain revenue based milestones 12 months after January 25, 2024. The indemnity holdback amount is payable within five business days after the 18-month anniversary of the closing date of January 25, 2024.
We expect to continue to incur net operating losses and negative cash flows from operations. We also expect our research and development expenses, general and administrative expenses and capital expenditures will increase over time as we continue to expand our operations, product offerings and customer base.

The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change	Change
	2024	2023	$	%
Net cash used in operating activities	$(9,349)	$(32,885)	$23,536	(72)%
Net cash used in investing activities	(5,517)	(101,628)	96,111	(95)%
Net cash provided by financing activities	6,880	21,066	(14,186)	(67)%
Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the three months ended March 31, 2024, net cash used in operating activities was $9.3 million, which included net loss of $34.2 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $14.8 million of net losses resulting from a change in fair value for contingent considerations, and currency forward contracts, $25.6 million in share-based compensation expense and $9.6 million in depreciation and amortization. Changes in operating assets and liabilities from operations provided $3.2 million of cash, primarily driven by a decrease in accounts receivable, offset by an increase in prepaid and other current assets and inventory, and a decrease in accrued expenses and other current liabilities and prepaid and other current assets.
Cash used in operating activities during the three months ended March 31, 2023 was $32.9 million, which included net loss of $82.0 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $49.0 million of net losses resulting from a change in fair value for warrants and contingent considerations, $11.4 million in share-based compensation expense and $6.0 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $16.9 million of cash, primarily driven by an increase in inventory, accounts payable, and prepaid and other current assets, offset by a decrease in accounts receivable.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $5.5 million and $101.6 million, respectively. During the period ended March 31, 2024, the decrease in cash was primarily due to the acquisition of Kinetic for $3.2 million, net of cash acquired, as well as an increase in cash used of $2.3 million for the purchase of capital expenditures. During the period ended March 31, 2023, the decrease in cash was primarily due to the acquisitions of GEO and Silicon Radar for $98.4 million, net of cash acquired, as well as an increase in cash used of $3.2 million for the purchase of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $6.9 million, which was primarily attributed to $10.0 million of net proceeds from the issuance of the line of credit through Wells Fargo, partially offset by $1.5 million payments on debt obligations and $2.3 million of payments on financed software.
Net cash provided by financing activities for the three months ended March 31, 2023 was $21.1 million, which was primarily attributed to $34.9 million of net proceeds from the issuance of common stocks through the ATM, partially offset by $11.8 million payments on short-term debt, and $2.1 million of payments on financed software.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of March 31, 2024:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$14,279	$—	$160,000	$—	$174,279
Interest on debt obligations	5,425	14,400	6,293	—	26,118
Operating leases	2,139	4,469	3,997	3,392	13,997
Holdbacks payable in cash	500	800	—	—	1,300
Total contractual obligations	$22,343	$19,669	$170,290	$3,392	$215,694
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a registrant’s financial condition or results of operations. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; business combinations, which impacts the fair value of acquired assets and assumed liabilities; and contingent considerations, which impact the fair value of assumed liabilities and the recording of other income (expense). We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our critical accounting policies and estimates are disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2023.

Recently Issued and Adopted Accounting Standards

We describe the recently issued and adopted accounting pronouncements that apply to us in Note 1 — Nature of Business and Basis of Presentation to our condensed consolidated financial statements presented herein.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency translation exchange loss included in determining loss before income taxes was $(0.2) million for the three months ended March 31, 2024. For the three months ended March 31, 2023 the foreign currency translation exchange loss included in determining loss before income taxes was de minimus. The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2024. We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $10.8 million and $13.5 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the consolidated balance sheet at March 31, 2024 and 2023, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of March 31, 2024 as the exchange rate for U.S. dollar fluctuates against foreign currencies.

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

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) and restricted cash that totals approximately $148.2 million as of March 31, 2024.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2024.

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

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in in Part II—Item 9A of the Form 10-K for the year ended December 31, 2023 filed with SEC on February 29, 2024, management determined that the Company did not have effective risk assessment to identify and analyze risks related to non-routine transactions, such as mergers and acquisitions, at a sufficient level of detail to identify all relevant risks of material misstatement across the Company or within each acquired entity. Additionally, the Company did not have effective information control processes, including those related to information technology general controls (“ITGCs”), user access controls and the use of manual spreadsheets, to ensure the reliability of information used in certain computations related to financial reporting. As a consequence of the aforementioned deficiencies, the Company did not have effective control activities related to the design and operation of process-level controls across certain key financial reporting processes.

Management has determined that these material weaknesses persisted as of March 31, 2024.

Remediation Efforts to Address the Material Weaknesses

Management’s remediation efforts are ongoing and the actions outlined in the Form 10-K for the year ended December 31, 2023, will continue to be pursued. As we continue to evaluate and enhance our internal control over financial reporting, we may determine that additional measures to address the material weaknesses or adjustments to the remediation plan may be required. However, we cannot guarantee when we will remediate material weaknesses, nor can we be certain that additional steps will be necessary. Furthermore, it cannot be guaranteed that no further material weaknesses will emerge in the future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15d during the quarter ended March 31, 2024, with the exception of the ongoing remediation efforts related to the material weaknesses described above.

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
ITEM 1A. RISK FACTORS
The business, financial condition, and operating results of the Company can be affected by many factors, whether currently known or unknown, including but not limited to those described in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past or the anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price. There have been no material changes to the Company’s risk factors disclosed under the heading “Risk Factors” in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 29, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates between January 8, 2024 and March 4, 2024, we issued an aggregate of 130,516 shares of its Class A common stock to two ADK Minority Holders (as defined in Note 12, Noncontrolling Interest) in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the two ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 100,000 shares of Class V common stock held by the ADK Minority Holders were cancelled and 30,516 shares of ADK LLC units were exchanged to Class A common stock.

On March 20, 2024, we issued 525,000 shares of our Class A common stock to Expedera, Inc. (“Expedera”), in connection with our investment in the Series B-1 Preferred Stock of Expedera.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On March 14, 2024, Ichiro Aoki, director and President of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,950,000 shares of Class A common stock issuable upon conversion of an equal number of ADK Class A Units until March 15, 2026. On March 15, 2024, Michael Wittmann, Chief Operating Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 126,135 shares of Class A common stock until March 10, 2026.
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

INDIE SEMICONDUCTOR, INC.

May 9, 2024	By:	/s/ Thomas Schiller
		Name:	Thomas Schiller
		Title:	Chief Financial Officer and EVP of Strategy
(Principal Financial Officer)