Form 10-Q
period 2024-06-30
indie Semiconductor, Inc.
filed 2024-08-09
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of August 6, 2024 was 179,371,900 (excluding 1,725,000 Class A shares held in escrow) and 18,044,328, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Comprehensive Loss	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest	5
	Condensed Consolidated Statements of Cash Flows	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

Part II. Other Information		43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43
Signatures		45

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$112,347	$151,678
Restricted cash	10,300	—
Accounts receivable, net of allowance for doubtful accounts of $510 and $192 for June 30, 2024 and December 31, 2023, respectively	58,074	63,602
Inventory, net	42,464	33,141
Prepaid expenses and other current assets	24,371	23,399
Total current assets	247,556	271,820
Property and equipment, net	33,511	26,966
Intangible assets, net	205,402	208,134
Goodwill	289,276	295,096
Operating lease right-of-use assets	14,481	13,790
Other assets and deposits	7,100	3,070
Total assets	$797,326	$818,876

Liabilities and stockholders' equity
Accounts payable	$26,525	$18,405
Accrued payroll liabilities	9,200	6,621
Contingent consideration	13,149	83,903
Accrued expenses and other current liabilities	27,595	21,411
Intangible asset contract liability	4,089	4,429
Current debt obligations	12,586	4,106
Total current liabilities	93,144	138,875
Long-term debt, net of current portion	157,263	156,735
Intangible asset contract liability, net of current portion	11,246	—
Deferred tax liabilities, non-current	12,996	13,696
Operating lease liability, non-current	11,393	10,850
Other long-term liabilities	8,651	21,695
Total liabilities	294,693	341,851
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 178,276,607 and 164,979,958 shares issued, 176,542,919 and 163,193,278 shares outstanding as of June 30, 2024 and December 31, 2023, respectively.	18	16
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 18,044,332 and 18,694,332 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	2	2
Additional paid-in capital	896,220	813,742
Accumulated deficit	(411,780)	(361,441)
Accumulated other comprehensive loss	(13,750)	(6,170)
indie's stockholders' equity	470,710	446,149
Noncontrolling interest	31,923	30,876
Total stockholders' equity	502,633	477,025
Total liabilities and stockholders' equity	$797,326	$818,876
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue:
Product revenue	$49,009	$45,455	$97,587	$79,108
Contract revenue	3,346	6,653	7,121	13,452
Total revenue	52,355	52,108	104,708	92,560
Operating expenses:
Cost of goods sold	30,241	32,127	60,330	56,183
Research and development	41,301	42,069	90,890	78,632
Selling, general, and administrative	17,447	18,637	39,769	35,451
Total operating expenses	88,989	92,833	190,989	170,266
Loss from operations	(36,634)	(40,725)	(86,281)	(77,706)
Other income (expense), net:
Interest income	1,076	1,870	2,385	4,289
Interest expense	(2,134)	(2,144)	(4,240)	(4,292)
Gain (loss) from change in fair value of warrants	—	25,046	—	(22,286)
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	17,331	2,303	32,690	673
Other income (expense)	(553)	429	(800)	429
Total other income (expense), net	15,720	27,504	30,035	(21,187)
Net loss before income taxes	(20,914)	(13,221)	(56,246)	(98,893)
Income tax benefit (provision)	(86)	(342)	1,023	3,364
Net loss	(21,000)	(13,563)	(55,223)	(95,529)
Less: Net loss attributable to noncontrolling interest	(1,840)	(436)	(4,884)	(9,656)
Net loss attributable to indie Semiconductor, Inc.	$(19,160)	$(13,127)	$(50,339)	$(85,873)

Net loss attributable to common shares — basic	$(19,160)	$(13,127)	$(50,339)	$(85,873)
Net loss attributable to common shares — diluted	$(19,160)	$(13,127)	$(50,339)	$(85,873)

Net loss per share attributable to common shares — basic	$(0.11)	$(0.09)	$(0.30)	$(0.63)
Net loss per share attributable to common shares — diluted	$(0.11)	$(0.09)	$(0.30)	$(0.63)

Weighted average common shares outstanding — basic	170,164,241	141,973,731	167,384,295	136,760,936
Weighted average common shares outstanding — diluted	170,164,241	141,973,731	167,384,295	136,760,936
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(21,000)	$(13,563)	$(55,223)	$(95,529)
Other comprehensive loss:
Foreign currency translation adjustments	(2,942)	3,938	(7,580)	2,438
Comprehensive loss	(23,942)	(9,625)	(62,803)	(93,091)

Less: Comprehensive income (loss) attributable to noncontrolling interest	(2,129)	798	(5,084)	(9,127)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(21,813)	$(10,423)	$(57,719)	$(83,964)
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(Amounts in thousands, except share amounts)
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
(Amounts in thousands, except share amounts)
(Unaudited)

Issuance in connection with At-The-Market equity offering	1,903,302	—	—	—	17,804	—	—	17,804	—	17,804
Net loss	—	—	—	—	—	(13,127)	—	(13,127)	(436)	(13,563)
Foreign currency translation adjustment	—	—	—	—	—	—	3,938	3,938	1,234	5,172

Balance as of June 30, 2023	145,237,071	$14	18,994,332	$2	$725,461	$(329,689)	$(9,513)	$386,275	$(1,076)	$385,199

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	163,193,278	$16	18,694,332	$2	$813,742	$(361,441)	$(6,170)	$446,149	$30,876	$477,025
Vesting of equity awards	26,931	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	2,166,146	—	—	—	473	—	—	473	204	677
Issuance per Exchange of Class V to Class A	100,000	—	(100,000)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	30,516	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	18,608	—	—	18,608	—	18,608
Issuance per settlement of contingent considerations	62,562	—	—	—	500	—	—	500	48	548
Shares issued for Investment in Expedera	525,000	1	—	—	2,963	—	—	2,964	421	3,385
Net loss	—	—	—	—	—	(31,179)	—	(31,179)	(3,044)	(34,223)
Foreign currency translation adjustment	—	—	—	—	—	—	(4,638)	(4,638)	89	(4,549)

Balance as of March 31, 2024	166,104,433	$17	18,594,332	$2	$836,286	$(392,620)	$(10,808)	$432,877	$28,594	$461,471

Vesting of equity awards	26,064	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	2,317,279	—	—	—	2,916	—	—	2,916	202	3,118
Issuance per Exchange of Class V to Class A	550,000	—	(550,000)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	13,293	—	—	13,293	—	13,293
Issuance in connection with At-The-Market equity offering	345,052	—	—	—	2,157	—	—	2,157	161	2,318
Issuance per settlement of contingent considerations	7,200,091	1	—	—	41,568	—	—	41,569	5,095	46,664
Net loss	—	—	—	—	—	(19,160)	—	(19,160)	(1,840)	(21,000)

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(Amounts in thousands, except share amounts)
(Unaudited)

Foreign currency translation adjustment	—	—	—	—	—	—	(2,942)	(2,942)	(289)	(3,231)

Balance as of June 30, 2024	176,542,919	$18	18,044,332	$2	$896,220	$(411,780)	$(13,750)	$470,710	$31,923	$502,633

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(55,223)	$(95,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,158	16,160
Amortization of inventory step-up	—	5,327
Allowance for credit losses and inventory reserves	619	398
Share-based compensation	37,502	23,779
Amortization of discount and cost of issuance of debt	516	500
Loss from change in fair value of warrants	—	22,286
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	(32,690)	(673)
Loss from change in fair value of currency forward contract	1,209	—
Deferred tax liabilities	—	(3,716)
Amortization of right-of-use assets	1,656	1,196
Other	—	(43)
Changes in operating assets and liabilities:
Accounts receivable	5,459	(5,887)
Inventory	(5,772)	(15,476)
Accounts payable	5,654	(1,691)
Accrued expenses and other current liabilities	(4,415)	(7,716)
Accrued payroll liabilities	914	969
Prepaid and other current assets	(976)	(11,381)
Operating lease liabilities	(1,598)	(935)
Other long-term liabilities	(1,086)	(708)
Net cash used in operating activities	(29,073)	(73,140)
Cash flows from investing activities:
Purchases of property and equipment	(5,979)	(6,564)
Business combinations, net of cash acquired	(3,200)	(98,429)
Net cash used in investing activities	(9,179)	(104,993)
Cash flows from financing activities:
Proceeds from issuance of common stock/At-the-market offering	2,318	53,135
Offering costs for the issuance of common stock/At-the-market offering	—	(1,137)
Proceeds from issuance of short-term debt obligations	10,404	—
Issuance costs on line of credit	(50)	—
Payments on debt obligations	(1,710)	(12,169)
Payments on financed software	(4,429)	(4,135)
Proceeds from exercise of stock options	25	31
Net cash provided by financing activities	6,558	35,725
Effect of exchange rate changes on cash and cash equivalents	2,663	1,189
Net decrease in cash and cash equivalents	(29,031)	(141,219)
Cash, cash equivalents and restricted cash at beginning of period	151,678	321,879
Cash, cash equivalents and restricted cash at end of period	$122,647	$180,660

Reconciliation of amounts on condensed consolidated balance sheet:
Cash and cash equivalents	$112,347	$180,660
Restricted cash	10,300	—
Total cash, cash equivalents and restricted cash	$122,647	$180,660

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,728	$3,654

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$3,336	$(649)
Fair value of common stock issued for business combination	$—	$85,391
Fair value of common stock issuable for business combination	$—	$20,979
Fair value of common stock issued to satisfy contingent considerations and acquisition-related holdbacks	$47,211	$—
Contingent consideration for business combination	$4,599	$73,072
Accrual for purchase consideration for business combination	$1,300	$4,264
Fair value of common stock issued for investment in Expedera	$3,428	$—
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

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexible access that it provides to the capital markets. As of June 30, 2024, and since the inception of the program indie has raised gross proceeds of $72,708 and issued 7,696,311 shares of Class A common stock at an average per-share sales price of $9.45 and had approximately $77,292 available for future issuances under the ATM Agreement. During the three and six months ended June 30, 2024, indie raised gross proceeds of $2,369 and issued 345,052 shares of Class A common stock at an average per-share sales price of $6.87. During the three months ended June 30, 2023, indie raised gross proceeds of $18,190, and issued 1,903,302 shares of Class A common stock at an average per-share sales price of $9.56. During the six months ended June 30, 2023, indie raised gross proceeds of $53,136 and issued 5,219,500 shares of Class A common stock at an average per-share sales price of $10.18. For the three months ended June 30, 2024 and 2023, indie incurred total issuance costs of $51 and $385, respectively. For the six months ended June 30, 2024 and 2023, indie incurred total issuance costs of $51 and $1,136, respectively.
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

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which approximately 91% was owned by indie as of June 30, 2024. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited, a private limited company incorporated under the laws of Scotland, indie GmbH, Symeo GmbH, and Silicon Radar GmbH (“Silicon Radar”), all of which are private limited liability companies incorporated under the laws of Germany, Exalos AG (“Exalos”), a company limited by shares organized under the laws of Switzerland, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc. and Geo Semiconductor Canada Inc., both incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with approximately 59% voting controlled and approximately 34% owned by the Company as of June 30, 2024 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. There has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2024.

Recent Accounting Pronouncements
Recently Issued Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s condensed consolidated financial position and results of operations since the amendments require only enhancement of existing income tax disclosures in the notes to the Company’s condensed consolidated financial statements.

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

2.    Business Combinations

The Company acquired Silicon Radar in February 2023, GEO Semiconductor, Inc. (“GEO”) in March 2023, Exalos in September 2023, and Kinetic in January 2024. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for Exalos and Kinetic, and the final allocation of the purchase consideration to the assets acquired and liabilities assumed for Silicon Radar and GEO as of June 30, 2024:

	Kinetic	Exalos	Silicon Radar	GEO
Purchase price - cash consideration paid	$3,200	$—	$8,653	$91,076
Purchase price - cash consideration accrued	1,300	—	800	3,464
Less: cash acquired	—	(3,439)	(208)	(1,092)
Net cash consideration	$4,500	$(3,439)	$9,245	$93,448

Purchase price - equity consideration issued (common stock)	$—	$42,791	$9,834	$75,556
Purchase price - equity consideration issuable (common stock)	—	2,500	—	20,979
Total equity consideration	$—	$45,291	$9,834	$96,535

Contingent consideration	4,599	13,225	9,240	59,280
Net consideration	$9,099	$55,077	$28,319	$249,263

Estimated fair value of net assets and liabilities assumed:
Current assets other than cash	$6,040	$4,408	$2,979	$24,043
Property and equipment	962	1,001	781	178
Developed technology	455	7,968	4,950	69,330
In-process research & development	750	7,968	8,870	27,040
Customer relationships	250	5,312	4,340	14,220
Backlog	19	664	150	390
Trade name	97	3,984	2,130	10,320
Operating lease right-of-use assets step-up	—	664	—	—
Other non-current assets	729	—	17	10
Current liabilities	(752)	(3,541)	(1,585)	(6,084)
Deferred revenue	—	—	(512)	—
Deferred tax liabilities, non-current	—	(5,318)	(2,772)	(1,982)
Other non-current liabilities	(217)	—	—	(711)
Total fair value of net assets acquired	$8,333	$23,110	$19,348	$136,754

Goodwill	$766	$31,967	$8,971	$112,509
For all acquisitions, trade receivables and payables, as well as other current and non-current assets and liabilities and deferred revenue, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates.
Because the acquisitions related to Exalos and Kinetic occurred relatively recently, and in light of the magnitude of the transactions, the significant information to be obtained and analyzed and the fact that Exalos resides in a foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of the acquisition. Changes in the estimated fair values of the net assets recorded for the business combinations of Exalos and Kinetic upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transactions will change the allocation of the purchase price. Subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined. As of August 9, 2024, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, inventory, property, plant and equipment, identifiable intangible assets, deferred taxes, goodwill, tax uncertainties, income taxes payable and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill and/or deferred taxes.
Refer to Note 2 Business Combination within Part II, Item 8 of our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the heading “Financial Statements and Supplementary Data” for a detailed discussion of acquisitions of Silicon Radar and GEO.
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
The Company incurred various acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses. Total costs incurred were $621 during the year ended December 31, 2023. Total costs incurred are $243 for the six months ended June 30, 2024
The Company maintains an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extends for twelve months from the closing date and will be paid in shares of Class A common stock.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $13,225 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches, both subject to Exalos achieving certain revenue targets. Both tranches are payable in cash or Class A common stock, at indie’s election, up to a maximum of $20,000, upon the achievement of a revenue threshold of $19,000 for the twelve-month period ending on September 30, 2024 and the achievement of a revenue threshold of $21,000 for the twelve-month period ending on September 30, 2025, respectively. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The first tranche of this earn-out liability is reflected in Contingent considerations and the second tranche is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2024.
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
indie incurred various acquisition-related costs, which were primarily legal expense, and recorded these as part of the Selling, General and Administrative expenses. Total costs incurred are $350 for the six months ended June 30, 2024.
The Company maintains an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extends for 18 months from the Deal Closing Date and will be paid in cash.
Total purchase consideration transferred at the Deal Closing Date also included contingent consideration that had a total fair value of $4,599 as of the acquisition date. The acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches and both are payable in cash or Class A common stock, at indie’s election. The Production Earnout pays up to a maximum of $3,000, upon fulfillment of certain production volume of a predetermined product within 24-month period ending on January 24, 2026. The Revenue Earnout pays up to a maximum of $2,500 upon the achievement of a minimum revenue threshold of $12,000 for the twelve-month period ending on January 24, 2025. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The Revenue Earnout is reflected in Contingent considerations and the Production Earnout is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2024.
Pro forma financial information for Kinetic is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.
3.    Inventory, Net

Inventory, net consists of the following:

	June 30, 2024	December 31, 2023
Raw materials	$12,364	$7,360
Work-in-process	18,276	12,423
Finished goods	14,013	15,896
Inventory, gross	44,653	35,679
Less: Inventory reserves	2,189	2,538
Inventory, net	$42,464	$33,141
During the three months ended June 30, 2024, the write-downs in the value of inventory was de minimis. During the three months ended June 30, 2023, the Company recognized write-downs in the value of inventory of $367. During the six months ended June 30, 2024 and 2023, the Company recognized write-downs in the value of inventory of $219 and $398, respectively.

4.    Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	June 30, 2024	December 31, 2023
Production tooling	4	$18,438	$16,428
Lab equipment	4	13,545	12,887
Office equipment	3 - 7	9,170	6,539
Leasehold improvements	*	1,921	1,898
Construction in progress		8,041	3,867
Property and equipment, gross		51,115	41,619
Less: Accumulated depreciation		17,604	14,653
Property and equipment, net		$33,511	$26,966
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $1,381 and $1,548 for the three months ended June 30, 2024 and 2023, respectively. The Company recognized depreciation expense of $2,866 and $2,503 for the six months ended June 30, 2024 and 2023, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that are not yet ready to be placed into service.

5.    Intangible Assets, Net

Intangible assets, net consist of the following:

	June 30, 2024				December 31, 2023
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.7	$106,966	$(25,113)	$81,853	6.3	$106,512	$(17,876)	$88,636
Software licenses	3.3	18,479	(2,935)	15,544	1.0	23,745	(18,828)	4,917
Customer relationships	8.6	41,691	(6,913)	34,778	9.4	41,441	(5,156)	36,285
Intellectual property licenses	0.8	1,959	(1,736)	223	0.3	1,911	(1,736)	175
Trade names	5.5	26,067	(5,920)	20,147	6.0	25,970	(4,311)	21,659
Backlog	1.0	1,589	(971)	618	1.2	1,570	(700)	870
Effect of exchange rate on gross carrying amount		(3,998)	—	(3,998)		(917)	—	(917)
Intangible assets with finite lives		192,753	(43,588)	149,165		200,232	(48,607)	151,625

IPR&D		57,258	—	57,258		56,508	—	56,508
Effect of exchange rate on gross carrying amount		(1,021)	—	(1,021)		1	—	1
Total intangible assets with indefinite lives		56,237	—	56,237		56,509	—	56,509

Total intangible assets		$248,990	$(43,588)	$205,402		$256,741	$(48,607)	$208,134

The Company obtained software licenses, which it uses for its research and development efforts related to its products. In both fiscal 2024 and 2023, the Company acquired developed technology, customer relationships, trade names, backlog and IPR&D as a result of business combinations. See Note 2 — Business Combinations for additional information. Further, during the three and six months ended June 30, 2024, the Company acquired $15,335 of software licenses with contractual life of three years and retired fully amortized intangible assets of $20,345 of software licenses.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses these assets for impairment on a periodic basis.

Amortization of intangible assets for the three months ended June 30, 2024 and 2023 was $8,226 and $8,577, respectively. Amortization of intangible assets for the six months ended June 30, 2024 and 2023 was $16,292 and $13,657, respectively. Amortization of intangible assets is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of June 30, 2024, amortization expense for each of the next five fiscal years is expected to be as follows:

2024 (remaining 6 months)	$14,243
2025	27,905
2026	26,231
2027	20,577
2028	17,880
Thereafter	42,329
Total	$149,165
6.    Goodwill
The following table sets forth the carrying amount and activity of goodwill as of June 30, 2024:

Amount
Balance as of Balance as of the beginning of the period	$295,096
Acquisitions (Note 2)	766
Effect of exchange rate on goodwill	(6,586)
Balance as of Balance as of the end of the period	$289,276
The change in goodwill is primarily driven by a $766 increase during the six months ended June 30, 2024 due to acquisition of Kinetic that was completed during the period, as well as a $6,586 decrease in value due to the effect of exchange rate on goodwill. See Note 2 — Business Combinations for a detailed discussion of goodwill acquired.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the six months ended June 30, 2024.
7.    Debt
The following table sets forth the components of debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$160,000	$(3,785)	$156,215	$160,000	$(4,288)	$155,712
CIBC loan, due 2026	3,281	(10)	3,271	3,971	(13)	3,958
Total term loans	163,281	(3,795)	159,486	163,971	(4,301)	159,670

Revolving lines of credit	10,401	(38)	10,363	1,171	—	1,171
Total debt	$173,682	$(3,833)	$169,849	$165,142	$(4,301)	$160,841

The outstanding debt as of June 30, 2024 and December 31, 2023 is classified in the condensed consolidated balance sheets as follows:

	June 30, 2024	December 31, 2023
Current liabilities - Current debt obligations	$12,586	$4,106
Noncurrent liabilities - Long-term debt, net of current maturities	157,263	156,735
Total debt	$169,849	$160,841
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

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of June 30, 2024 and December 31, 2023, the total carrying value of the 2027 Notes, net of unamortized discount, was $156,215 and $155,712, respectively. As of June 30, 2024, the total fair value of the 2027 Notes was $160,288 or 100.18% of the aggregate principal amount of the 2027 Notes. As of December 31, 2023, the total fair value of the 2027 Notes was $191,648 or 119.78% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $253 and $240 for the three months ended June 30, 2024 and 2023, respectively. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $503 and $474 for the six months ended June 30, 2024 and 2023, respectively. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.
indie Semiconductor Revolving Line of Credit

On March 29, 2024, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance is due and payable in full on March 28, 2025. Interest is payable monthly beginning on May 1, 2024 through the maturity date. This line of credit required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo, which resulted in a total restricted cash of $10,000 as of June 30, 2024. Fees of $50 incurred will be amortized over the life of the credit agreement. This revolving line of credit had an outstanding balance of $10,000 as of June 30, 2024. During the three and six months ended June 30, 2024, the cash and non-cash interest was de minimus.
TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of June 30, 2024 and December 31, 2023, the outstanding principal balance and credit limit of the loan was $3,281 and $3,971, (or CAD4,488 and CAD5,262), respectively.

TeraXion also has an authorized credit facility up to CAD5,000 at June 30, 2024 and December 31, 2023, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of CAD5,000 and 100% of TeraXion’s EBITDA. This line of credit had an outstanding balance of CAD549 (or $401) as of June 30, 2024. This line of credit had an outstanding balance of CAD1,551 (or $1,171) as of December 31, 2023.

The table below sets forth the components of interest expense for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$1,795	$1,820	$3,590	$3,620
Amortization of discount and issuance cost	253	240	503	474
Total interest expense related to the 2027 Notes	2,048	2,060	4,093	4,094

Interest expense on other debt obligations:
Contractual interest	74	84	135	173
Amortization of discount and issuance cost	12	—	12	25
Total interest expense related to other debt obligations	86	84	147	198

Total interest expense	$2,134	$2,144	$4,240	$4,292

The future maturities of the debt obligations are as follows:

2024 (remaining 6 months)	$—
2025	$13,682
2026	$—
2027	$160,000
2028	$—
Total	$173,682
8.    Warrant Liability

In connection with the June 10, 2021 Transaction, the Company issued 17,250,000 Public Warrants, 8,625,000 Private Placement Warrants and 1,500,000 Working Capital Warrants, which were fully exchanged to Class A common stock on November 9, 2023. As of December 31, 2023, there was no liability remaining on the balance sheet.

For the three and six months ended June 30, 2023, the Company recognized a net gain (loss) of $25,046 and $(22,286), respectively. None was recorded for the three and six months ended June 30, 2024.
Refer to Note 9 Warrant Liability within Part II, Item 8 of our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the heading “Financial Statements and Supplementary Data” for a detailed discussion of the warrant liabilities held by indie.

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
Contingent Considerations

On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at an initial fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within twelve months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. In April 2023, the Company settled $500 of the $1,500 second tranche through the issuance of 73,311 shares of Class A common stock with a fair value of $608 at the time of issuance. In January 2024, the Company settled $500 of the $1,000 second tranche through the issuance of 62,562 shares of Class A common stock with a fair value of $500 at the time of issuance. The fair value of the remaining $500 second tranche contingent consideration liabilities was $470 as of June 30, 2024.

On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,390 and $3,446, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 by March 31, 2023. The second tranche was payable upon Symeo’s achievement of a revenue threshold of $6,000 by March 31, 2024. On October 26, 2023, the Company issued 363,194 of Class A common stock, with a fair value of $1,900 at the time of issuance to Analog Devices, Inc., as final settlement for the achievement of the first tranche of the contingent considerations. The second tranche of contingent consideration liability was fully released during the three months ended June 30, 2024 as the earnout milestone was not met. The final change in fair value of $7 is recorded in Other income (expense), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

On February 21, 2023, in connection with the acquisition of Silicon Radar, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,155 and $5,085, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 for the twelve-month period ending on February 21, 2024. The second tranche is payable upon Silicon Radar’s achievement of a revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025. Both tranches are payable in cash or in common stock at indie’s discretion. Should indie elect to pay in common stock, the number of shares issuable equals the earnout amount divided by a VWAP for 20 days ending prior to the due date for payment. In May 2024, the Company settled the first tranche through the issuance of 1,103,140 shares of Class A common stock with a fair value of $6,045 at the time of issuance. The fair value of the second tranche contingent consideration liability as of June 30, 2024 was $238. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $38,828 and $20,452, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $20,000 for the 12-month period ending on March 31, 2024. The second tranche is payable upon GEO’s achievement of a revenue threshold of $10,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. Should indie elect to pay in common stock, the number of shares issuable equals the earnout amount divided by the Earnout Parent Trading Price. Payment in cash will be determined by the number of shares payable multiplied by the Earnout Parent Trading Price. In May 2024, the Company settled the first tranche through the issuance of 6,096,951 shares of Class A common stock with a fair value of $40,667 at the time of issuance. The fair value of the second tranche contingent consideration liability as of June 30, 2024 was $3,550. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On September 18, 2023, in connection with the acquisition of Exalos, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $9,341 and $3,884, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $19,000 for the 12-month period ending on September 30, 2024. The second tranche is payable upon Exalos’ achievement of a revenue threshold of $21,000 for the 12-month period ending on September 30, 2025. Both tranches are payable in cash or in shares at indie’s discretion. The fair value of the first and second tranche contingent consideration liabilities as of June 30, 2024 was $6,622 and $4,136, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On January 25, 2024, in connection with the acquisition of Kinetic, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $2,251 and 2,348, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $12,000 for the 12-month period ending on January 25, 2025. The second tranche is payable upon achievement of certain production-based milestones for the 24-month period ending on January 25, 2026. Both tranches are payable in cash or in shares at indie’s discretion. The fair value of the first and second tranche contingent consideration liabilities as of June 30, 2024 was $2,269 and $1,683, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.
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

At June 30, 2024 and 2023, the Company held currency forward contracts with an aggregated notional amount of $17,875 and $22,166, respectively to sell United States dollars and to buy various foreign currencies such as Canadian dollars and Euro, among others at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the condensed consolidated statement of operations. During the three and six months ended June 30, 2024, the Company recorded a net loss of $657 and $1,209, respectively. During the three months ended June 30, 2023, the Company recorded a net loss of $262. During the six months ended June 30, 2023, the Company recorded a net gain of $493,

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Exalos Contingent Consideration - First Tranche	$—	$—	$6,622	$6,622
Exalos Contingent Consideration - Second Tranche	$—	$—	$4,136	$4,136
GEO Contingent Consideration - Second Tranche	$—	$—	$3,550	$3,550
GEO Indemnity Holdback	$9,665	$—	$—	$9,665
Kinetic Contingent Consideration - First Tranche	$—	$—	$2,269	$2,269
Kinetic Contingent Consideration - Second Tranche	$—	$—	$1,683	$1,683
Silicon Radar Contingent Consideration - Second Tranche	$—	$—	$238	$238
City Semi Contingent Consideration - Second Tranche	$—	$—	$470	$470

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Exalos Contingent consideration — First Tranche	$—	$—	$9,593	$9,593
Exalos Contingent Consideration — Second Tranche	$—	$—	$4,012	$4,012
GEO Contingent Consideration — First Tranche	$—	$—	$44,709	$44,709
GEO Contingent Consideration — Second Tranche	$—	$—	$25,921	$25,921
GEO Indemnity Holdback	$12,704	$—	$—	$12,704
Silicon Radar Contingent Consideration — First Tranche	$—	$—	$2,740	$2,740
Silicon Radar Contingent Consideration — Second Tranche	$—	$—	$3,310	$3,310
City Semi Contingent Consideration — Second Tranche	$—	$—	$940	$940
Symeo Contingent Consideration — Second Tranche	$—	$—	$7	$7

As of June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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
Because the acquisitions related to Exalos and Kinetic occurred relatively recently, and in light of the magnitude of the transactions, the significant information to be obtained and analyzed and the fact that Exalos resides in a foreign jurisdiction, the Company’s fair value estimates for the associated contingent considerations were valued based on a probability method as of June 30, 2024.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	June 30, 2024	December 31, 2023
	Input	Input
Liabilities:
Exalos Contingent Consideration - First Tranche
Market yield rate	7.91%	7.46%
Scenario probability	50.00%	75.00%
Exalos Contingent Consideration - Second Tranche
Market yield rate	7.91%	7.46%
Scenario probability	70.00%	70.00%
GEO Contingent Consideration - Second Tranche
Discount rate	13.50%	12.60%
Volatility	55.00%	60.00%
Kinetic Contingent Consideration - First Tranche
Market yield rate	12.92%	N/A
Scenario probability	100.00%	N/A
Kinetic Contingent Consideration - Second Tranche
Market yield rate	12.64%	N/A
Scenario probability	70.00%	N/A
Silicon Radar Contingent Consideration - Second Tranche
Discount rate	11.33%	10.79%
Volatility	60.00%	60.00%
City Semi Contingent Consideration - Second Tranche
Discount rate	12.65%	12.65%
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

The Wuxi EIP was approved by Wuxi’s Board of Directors and is a long-term incentive plan under which equity awards may be granted to employees of Wuxi in the form of options to purchase Wuxi common shares at a fixed strike price in the future after certain vesting conditions are met and which are then subject to certain holding conditions (“Options”). Options granted under the Wuxi EIP are equity-classified awards and subject to vest either six years from the grant date or when Wuxi achieves a successful IPO on a local stock exchange, whichever that is later. No compensation cost will be recognized until a qualifying event (i.e., IPO) is deemed probable to occur as these Options are considered to have no value until an IPO becomes probable. Upon occurrence of the qualifying event, the compensation cost will be recognized in full for vested Options. As of June 30, 2024, there was $11,802 of total unrecognized compensation cost related to these Options. These unrecognized compensation costs will be recognized in full when a qualifying event satisfying the in-substance performance condition becomes probable.

Further, per the Wuxi EIP, recipients of the Options should complete all capital contributions and payment of the incentive share price (the “Paid in Capital Contribution”) after Wuxi and the intermediary agencies (including securities companies, law firms, and accounting firms) that apply for IPO have reached an IPO application schedule and before the last financial benchmark date of Wuxi’s IPO application. The Paid in Capital Contribution is akin to an early exercise. Given that Wuxi has no obligation to return the paid-in capital contribution to the recipient of the award in any event (i.e., an unsuccessful IPO, termination of employment), the Company concludes that the Paid in Capital Contribution made by the recipient is classified into Additional paid-in capital on the consolidated balance sheet as of June 30, 2024.
The funds will be used for Wuxi’s general corporate purposes.
Stock Repurchase Program
On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase common stock. This was inclusive of the concurrent repurchase of shares of common stock described in Note 7 — Debt, under the 2027 Notes, which allowed for a portion of net proceeds to be used to repurchase up to $25,000 of common stock. There were no repurchases of common stock during the three and six months ended June 30, 2024. As of June 30, 2024, there is $42,596 available for future repurchase under the program.

12.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC was approximately 91% as of both June 30, 2024 and December 31, 2023.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of June 30, 2024 and December 31, 2023, the Company had an aggregate of 18,044,332 and 18,694,332 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held 59% voting control and 34% ownership interest in Wuxi as of both June 30, 2024 and December 31, 2023. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of June 30, 2024, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.
13.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the customer’s shipping location for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$10,131	$12,175	$18,820	$24,605
Greater China	23,063	20,042	45,354	39,284
South Korea	2,938	7,416	7,551	9,592
Europe	9,133	8,696	18,386	12,494
Rest of North America	1,236	2,602	3,017	4,384
Rest of Asia Pacific	5,099	522	10,337	978
South America	755	655	1,243	1,223
Total	$52,355	$52,108	$104,708	$92,560

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
The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023:

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Unbilled revenue	Prepaid expenses and other current assets	$7,942	$8,506
Contract liabilities	Accrued expenses and other current liabilities	$3,171	$2,473
During the three months ended June 30, 2024 and 2023, the Company recognized $524 and $405, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the six months ended June 30, 2024 and 2023, the Company recognized $1,092 and $1,242, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2024, the amount of performance obligations that have not been recognized as revenue was $4,851, of which approximately 100% is expected to be recognized as revenue over the next twelve months. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.

Concentrations
As identified below, one of our customers accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2023, and no customers accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	5.7%	14.5%	7.3%	14.8%

The loss of this customer would have a material impact on the Company’s condensed consolidated financial results.
One large customer represented 11% and 19% of accounts receivable as of June 30, 2024 and December 31, 2023, respectively. No other individual customer represented more than 10% of accounts receivable at either June 30, 2024 or December 31, 2023.
14.    Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$193	$64	$524	$133
Research and development	7,562	7,255	24,538	13,518
Selling, general, and administrative	4,188	5,064	12,440	10,128
Total	$11,943	$12,383	$37,502	$23,779

Stock compensation expense for the three months ended June 30, 2024 and 2023 included $(1,511) of reduction and $2,111 of expenses, respectively, related to liability classified awards issuable upon distribution of the Company's annual incentive plans. Stock compensation expense for the six months ended June 30, 2024 and 2023 included $5,458 expense and $5,135 expense, respectively, related to liability classified awards issuable upon distribution of the Company's annual incentive plans.

15.    Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(21,000)	$(13,563)	$(55,223)	$(95,529)
Less: Net loss attributable to noncontrolling interest	(1,840)	(436)	(4,884)	(9,656)
Net loss attributable to common stockholders — basic	$(19,160)	$(13,127)	$(50,339)	$(85,873)

Net loss attributable to common shares — dilutive	$(19,160)	$(13,127)	$(50,339)	$(85,873)

Denominator:
Weighted average shares outstanding — basic	170,164,241	141,973,731	167,384,295	136,760,936

Weighted average common shares outstanding—diluted	170,164,241	141,973,731	167,384,295	136,760,936

Net loss per share attributable to common shares— basic	$(0.11)	$(0.09)	$(0.30)	$(0.63)
Net loss per share attributable to common shares— diluted	$(0.11)	$(0.09)	$(0.30)	$(0.63)
The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, warrants for Class A units (public and private), unexercised options, earn-out shares, escrow shares and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. For the three and six months ended June 30, 2024 and 2023, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to shareholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested Class B units	8,688	546,570	8,688	546,570
Unvested Phantom units	228,310	635,007	228,310	635,007
Unvested Restricted stock units	18,993,761	12,532,935	18,993,761	12,532,935
Convertible Class V common shares	18,044,332	18,994,332	18,044,332	18,994,332
Public warrants for the purchase of Class A common shares	—	17,250,000	—	17,250,000
Private warrants for the purchase of Class A common shares	—	10,150,000	—	10,150,000
Unexercised options	150,228	269,668	150,228	269,668
Earn-out Shares	5,000,000	5,000,000	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000	1,725,000	1,725,000
Convertible debt into Class A common shares	18,497,110	18,497,110	18,497,110	18,497,110
	62,647,429	85,600,622	62,647,429	85,600,622

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

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. Through June 30, 2024, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, we have not recorded a liability under the TRAs.

Under GAAP, the Company ordinarily calculates its provision for income taxes at the end of each interim reporting period by computing an estimated annual effective tax rate adjusted for tax items that are discrete to each period. For the three months ended March 31, 2024, the company calculated the tax provision based on actual year to date results because small changes in forecasted pre-tax book income led to large differences in the estimated annual effective tax rate. For the three and six months ended June 30, 2024, the Company is using the estimated annual effective tax rate due to reliable forecasts.

The Company recorded a provision for income taxes of $86 and $342 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded a benefit for income taxes of $1,023 and $3,364 for the six months ended June 30, 2024 and 2023, respectively. Income tax benefit (provision) for the three and six months ended June 30, 2024 are primarily related to the Company’s foreign operations. Income tax benefit (provision) for the three and six months ended June 30, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations.
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
Royalty Agreement
The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended June 30, 2024 and 2023 was $639 and $953, respectively. Total royalty expense incurred in connection with these contracts during the six months ended June 30, 2024 and 2023 was $1,185 and $1,433. These expenses are included in cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $299 and $789 are included in Accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2024 and consolidated balance sheets as of December 31, 2023, respectively.
Tax Distributions
To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the six months ended June 30, 2024 and 2023.
18. Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Holdbacks and deferred payments for business combinations	$12,665	$4,339
Accrued interest	1,110	1,120
Operating lease liabilities, current	2,752	2,653
Deferred revenue	3,171	2,473
Accrued royalties	299	789
Other (1)	7,598	10,037
Accrued expenses and other current liabilities	$27,595	$21,411
(1) Amount represents accruals for various operating expenses such as professional fees, open purchase orders, and other estimates that are expected to be paid within the next 12 months.
19.    Subsequent Events

For its condensed consolidated financial statements as of June 30, 2024, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of June 30, 2024 through August 9, 2024, the date the condensed consolidated financial statements were issued.

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

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Hungary, Germany, Scotland, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the six months ended June 30, 2024 and 2023, approximately 65% and 63%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of June 30, 2024, we had raised gross proceeds of $72.7 million and issued 7,696,311 shares of Class A common stock at an average per-share sales price of $9.45 through this program. During the six months ended June 30, 2024 we raised gross proceeds of $2.4 million and issued 345,052 shares of Class A common stock at an average per-share sales price of $6.87. During the six months ended June 30, 2023, we raised gross proceeds of $53.1 million and issued 5,219,500 shares of Class A common stock at an average per-share sales price of $10.18. For the three months ended June 30, 2024 and 2023, indie incurred total issuance costs of $0.1 million and $0.4 million, respectively. For the six months ended June 30, 2024 and 2023, indie incurred total issuance costs of $0.1 million and $1.1 million, respectively.

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
OPERATING RESULTS

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$49,009	94%	$45,455	87%	$3,554	8%
Contract revenue	3,346	6%	6,653	13%	(3,307)	(50)%
Total revenue	$52,355	100%	$52,108	100%	$247	—%
Revenue for the three months ended June 30, 2024 was $52.4 million, compared to $52.1 million for the three months ended June 30, 2023, an increase of $0.2 million, which was primarily driven by a $3.6 million increase in product revenue and largely offset by $3.3 million decrease in contract revenue. The increase in product revenue was due primarily to change in product mix as well as higher product volume (units sold) given the continued growth in demand from our customers globally as well as the recent acquisitions. These increases were partially offset by changes in average selling price (“ASP”). The decrease in contract revenue of $3.3 million was primarily due to a large multi-year non-recurring engineering project that commenced in early 2022 that is winding down towards its completion stage in the current year.

Operating Expenses

	Three Months Ended June 30,
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$30,241	58%	$32,127	62%	$(1,886)	(6)%
Research and development	41,301	79%	42,069	81%	(768)	(2)%
Selling, general, and administrative	17,447	33%	18,637	36%	(1,190)	(6)%
Total operating expenses	$88,989	170%	$92,833	178%	$(3,844)	(4)%
Cost of goods sold for the three months ended June 30, 2024 was $30.2 million, compared to $32.1 million for the three months ended June 30, 2023. The decrease of $1.9 million or 6% was primarily due to a $2.6 million increase in product shipments in connection with the increase in products sold as described above, a $1.5 million increase due to change in product mix, offset by a $2.8 million decrease in product cost. Total cost of goods sold for the three months ended June 30, 2023 also included an additional $3.4 million in amortization related to inventory step-up value in connection with the acquisitions that took place during the period.
Research and development expense for the three months ended June 30, 2024 was $41.3 million, compared to $42.1 million for the three months ended June 30, 2023. The decrease of $0.8 million or 2% was primarily due to a $0.8 million decrease in product development costs due to the timing of our project development timeline. We expect research and development expense to increase as we continue to grow our headcount to support expanded product development needs.
Selling, general and administrative expense for the three months ended June 30, 2024 was $17.4 million, compared to $18.6 million for the three months ended June 30, 2023. The decrease of $1.2 million or 6% was primarily due to a $0.7 million decrease in personnel costs and a $0.9 million decrease in share-based compensation expense. We expect selling, general, and administrative expense to increase as we grow our headcount to support our global expansion.

Other income (expense), net

	Three Months Ended June 30,
	2024	2023
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$1,076	$1,870	$(794)	(42)%
Interest expense	(2,134)	(2,144)	10	—%
Gain from change in fair value of warrants	—	25,046	(25,046)	(100)%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	17,331	2,303	15,028	653%
Other income (expense)	(553)	429	(982)	100%
Total other income (expense), net	$15,720	$27,504	$(11,784)	(43)%
Interest income for the three months ended June 30, 2024 was $1.1 million, compared to $1.9 million for the three months ended June 30, 2023. Interest income decreased in the current period primarily as a result of lower cash balances due to multiple acquisitions in 2023 and the first quarter of 2024.
Interest expense for the three months ended June 30, 2024 remained consistent at $2.1 million for both the three months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024 and 2023, we recognized gains (losses) from change in fair value for warrants, contingent considerations and acquisition-related holdbacks. The gains (losses) recorded for the three months ended June 30, 2024 and 2023 represent the following:

i) Warrants: During the three months ended June 30, 2023, we recognized an unrealized gain from change in fair value of our warrants of $25.0 million, which reflected the decrease in fair value of our warrant liability, resulting from the decrease of the closing price of our Class A common stock listed on the Nasdaq to $9.40 per share on June 30, 2023 from $10.55 per share on March 31, 2023. As of November 9, 2023, we completed our exchange of Warrants. Subsequently there will be no future remeasurement.
ii) Contingent considerations and acquisition-related holdbacks: During the three months ended June 30, 2024, we recognized a net unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $17.3 million, which is primarily attributed to a realized gain of $4.0 million and a realized loss of $3.3 million for the settlement of contingent considerations related to the GEO and Silicon Radar acquisitions, respectively, an unrealized gain of $9.3 million and $6.8 million for the contingent considerations and acquisition-related holdbacks related to the GEO and Silicon Radar acquisitions, respectively, as well as a $0.5 million net unrealized gain for other contingent considerations and acquisition-related holdbacks. During the three months ended June 30, 2023, we recognized an net unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $2.3 million which is primarily contributed by an unrealized gain of $1.8 million and $0.6 million for the contingent considerations and acquisition-related holdbacks related to the GEO and Symeo acquisitions, respectively, offset by a $0.1 million net unrealized loss for other contingent considerations and acquisition-related holdbacks.
Other income (expense) for the three months ended June 30, 2024 and 2023 was $(0.6) million and $0.4 million. Other income (expense) relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net gain (loss) of $(0.7) million and $(0.3) million related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes
Income tax expense for the three months ended June 30, 2024 are primarily related to our foreign operations. Income tax expense for the three months ended June 30, 2023 is primarily related to our operations in Canada and Europe.
Refer to Note 16, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$97,587	93%	$79,108	85%	$18,479	23%
Contract revenue	7,121	7%	13,452	15%	(6,331)	(47)%
Total revenue	$104,708	100%	$92,560	100%	$12,148	13%
Revenue for the six months ended June 30, 2024 was $104.7 million, compared to $92.6 million for the six months ended June 30, 2023, an increase of $12.1 million or 13%, which was primarily driven by a $18.5 million increase in product revenue, offset by a decrease in contract revenue. The increase in product revenue was due primarily to change in product mix as well as higher product volume (units sold) given the continued growth in demand from our customers globally as well as the recent acquisitions, offset by a slight change in ASP. The decrease in contract revenue of $6.3 million or 47% was primarily due to a large multi-year non-recurring engineering project that commenced in early 2022 and is winding down towards its completion stage in the current year.

Operating expenses

	Six Months Ended June 30,
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$60,330	58%	$56,183	61%	$4,147	7%
Research and development	90,890	87%	78,632	85%	12,258	16%
Selling, general, and administrative	39,769	38%	35,451	38%	4,318	12%
Total operating expenses	$190,989	182%	$170,266	184%	$20,723	12%
Cost of goods sold for the six months ended June 30, 2024 was $60.3 million, compared to $56.2 million for the six months ended June 30, 2023. The increase of $4.1 million or 7% was primarily due to a $8.0 million increase due to change in product mix, a $4.9 million increase in product shipments in connection with the increase in products sold as described above, offset by a $4.8 million decrease in product cost. Total cost of goods sold for the six months ended June 30, 2023 also included an additional $4.0 million in amortization related to inventory step-up value in connection with the recent acquisitions.
Research and development (“R&D”) expense for the six months ended June 30, 2024 was $90.9 million, compared to $78.6 million for the six months ended June 30, 2023. This increase of $12.3 million or 16% was primarily due to a $3.0 million increase in personnel to support our continuous growth in research and development needs. Research and development expense for the six months ended June 30, 2024 also included an $11.0 million increase in share-based compensation expense. We expect research and development expense to continue to increase as we continue to grow our headcount to support expanded product development activities.
Selling, general and administrative expense for the six months ended June 30, 2024 was $39.8 million, compared to $35.5 million for the six months ended June 30, 2023. The increase of $4.3 million or 12% was primarily due to a $1.6 million increase in personnel costs due to increase in headcounts, and a $2.3 million increase in share-based compensation expense. We expect selling, general, and administrative expense to continue to increase as we grow our headcount to support our global expansion.

	Six Months Ended June 30,
	2024	2023
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$2,385	$4,289	$(1,904)	(44)%
Interest expense	(4,240)	(4,292)	52	(1)%
Gain (loss) from change in fair value of warrants	—	(22,286)	22,286	(100)%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	32,690	673	32,017	4757%
Other income (expense)	(800)	429	(1,229)	(286)%
Total other income (expense), net	$30,035	$(21,187)	$51,222	(242)%
Interest income for the six months ended June 30, 2024 was $2.4 million, decreased by $1.9 million or 44% from the six months ended June 30, 2023. Interest income decreased in the current period primarily as a result of lower cash balances due to multiple acquisitions in 2023 and the first quarter of 2024.
Interest expense for the six months ended June 30, 2024 remained consistent at $4.2 million for both the six months ended June 30, 2024 and 2023.
For the six months ended June 30, 2024 and 2023, we recognized gains (losses) from change in fair value for warrants, contingent considerations and acquisition-related holdbacks. The gains (losses) recorded for the both the six months ended June 30, 2024 and 2023 represent the following:

i) Warrants: During the six months ended June 30, 2023, we recognized an unrealized loss from change in fair value of our warrants of $22.3 million, which reflected the increase in fair value of our warrant liability, resulting from the increase of the closing price of our Class A common stock listed on the Nasdaq to $9.40 per share on June 30, 2023 from $5.83 per share on December 31, 2022. As of November 9, 2023, we completed our exchange of Warrants. Subsequently there will be no future remeasurement.

ii) Contingent considerations and acquisition-related holdbacks: During the six months ended June 30, 2024, we recognized an unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $32.7 million which is primarily contributed by a realized gain of $4.0 million and a realized loss of $3.3 million for the settlement of contingent considerations related to the GEO and Silicon Radar acquisitions, respectively, an unrealized gain of $25.4 million and $3.1 million for the contingent considerations and acquisition-related holdback related to the GEO and Silicon Radar acquisitions, respectively, as well as an unrealized gain of $2.8 million for the contingent considerations and acquisition-related holdback related to Exalos. Also included is an additional $0.7 million unrealized gain for other contingent considerations and acquisition-related holdbacks. During the six months ended June 30, 2023, we recognized an unrealized net gain from change in fair value of our contingent considerations of $0.7 million, which is primarily contributed by an unrealized gain of $2.1 million for the contingent considerations and acquisition-related holdback related to GEO, offset by $1.1 million and $0.3 million for the contingent considerations related to the Symeo and Silicon Radar acquisitions, respectively, offset by a $0.1 million net unrealized gain for other contingent considerations and acquisition-related holdbacks.
Income Taxes
Income tax benefits for the six months ended June 30, 2024 are primarily related to our foreign operations. Income tax benefits for the six months ended June 30, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations.
Refer to Note 16, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.

Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations, available borrowings under our revolving credit facility and the issuance of Class A common stock under the ATM Agreement. We believe these sources of liquidity will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, the impact of the ongoing conflicts in Ukraine and the Middle East, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of August 9, 2024. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. As of June 30, 2024, our balance of cash and cash equivalents, including restricted cash, was $122.6 million.
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

The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change	Change
	2024	2023	$	%
Net cash used in operating activities	$(29,073)	$(73,140)	$44,067	(60)%
Net cash used in investing activities	(9,179)	(104,993)	95,814	(91)%
Net cash provided by financing activities	6,558	35,725	(29,167)	(82)%
Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the six months ended June 30, 2024, net cash used in operating activities was $29.1 million, which included net loss of $55.2 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $31.5 million of net losses resulting from a change in fair value for contingent considerations, and currency forward contracts, $37.5 million in share-based compensation expense and $19.2 million in depreciation and amortization. Changes in operating assets and liabilities from operations provided $1.8 million of cash, primarily driven by an increase in accounts payable, and a decrease in accounts receivable, offset by an increase in inventory and a decrease in accrued expenses and other current liabilities.
Cash used in operating activities during the six months ended June 30, 2023 was $73.1 million, which included net loss of $95.5 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $21.6 million of net losses resulting from a change in fair value for warrants and contingent considerations, $23.8 million in share-based compensation expense and $16.2 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $42.8 million of cash, primarily driven by an increase in inventory, accounts receivable, prepaid and other current assets, and a decrease in accrued expenses and other current liabilities,
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $9.2 million and $105.0 million, respectively. During the period ended June 30, 2024, the decrease in cash was primarily due to the acquisition of Kinetic for $3.2 million, net of cash acquired, as well as an increase in cash used of $6.0 million for the purchase of capital expenditures. During the period ended June 30, 2023, the decrease in cash was primarily due to the acquisitions of GEO and Silicon Radar for $98.4 million, net of cash acquired, as well as an increase in cash used of $6.6 million for the purchase of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $6.6 million, which was primarily attributed to $10.0 million of net proceeds from the issuance of the line of credit through Wells Fargo, and $2.3 million of net proceeds from the issuance of common stocks through the ATM, partially offset by $1.7 million payments on debt obligations and $4.4 million of payments on financed software.
Net cash provided by financing activities for the six months ended June 30, 2023 was $35.7 million, which was primarily attributed to $52.0 million of net proceeds from the issuance of common stocks through the ATM, partially offset by $12.2 million payments on short-term debt, and $4.1 million of payments on financed software.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of June 30, 2024:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$13,682	$—	$160,000	$—	$173,682
Interest on debt obligations	3,630	14,400	6,293	—	24,323
Operating leases	1,435	4,876	4,369	3,465	14,145
Holdbacks payable in cash	500	800	—	—	1,300
Total contractual obligations	$19,247	$20,076	$170,662	$3,465	$213,450
In connection with our acquisitions (See further Part I, Item 2. Liquidity and Capital Resources - Acquisitions, of this quarterly report on Form 10-Q), we may be required to make future payments or issue additional shares of our common stock to satisfy certain earn-out requirements under the acquisition agreements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency translation exchange loss included in determining loss before income taxes was $0.6 million and $0.8 million for the three and six months ended June 30, 2024. For both the three and six months ended June 30, 2023 the foreign currency translation exchange gain included in determining loss before income taxes was $0.4 million. The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2024. We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $13.8 million and $9.5 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the consolidated balance sheet at June 30, 2024 and 2023, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of June 30, 2024 as the exchange rate for U.S. dollar fluctuates against foreign currencies.

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

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) and restricted cash that totals approximately $122.6 million as of June 30, 2024.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2024.

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

Management has determined that these material weaknesses persisted as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15d during the quarter ended June 30, 2024, with the exception of the ongoing remediation efforts related to the material weaknesses described above.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates between May 28, 2024 and June 24, 2024, we issued an aggregate of 550,000 shares of its Class A common stock to two ADK Minority Holders (as defined in Note 12, Noncontrolling Interest) in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the two ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 550,000 shares of Class V common stock held by the ADK Minority Holders were cancelled and zero shares of ADK LLC units were exchanged to Class A common stock.

On May 31, 2024 in connection with the acquisition of Geo Semiconductor, Inc., we issued 6,096,924 shares of our Class A common stock as payment for a portion of contingent consideration due upon achievement of certain Geo Semiconductors, Inc. revenue-based targets. The securities were issued by the Company in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended.
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

3.2	Amended and Restated Bylaws of indie Semiconductor, Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
10.1+	indie Semiconductor, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 .INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 .LAB	Inline XBRLTaxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
+ Indicates a management or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INDIE SEMICONDUCTOR, INC.

August 9, 2024	By:	/s/ Kanwardev Raja Singh Bal
		Name:	Kanwardev Raja Singh Bal
		Title:	Acting Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)