Form 10-Q
period 2024-09-30
indie Semiconductor, Inc.
filed 2024-11-08
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of November 5, 2024 was 183,872,091 (excluding 1,725,000 Class A shares held in escrow) and 18,044,328, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Comprehensive Loss	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest	5
	Condensed Consolidated Statements of Cash Flows	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

Part II. Other Information		45
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signatures		47

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$96,897	$151,678
Restricted cash	10,300	—
Accounts receivable, net of allowance for doubtful accounts of $510 and $192 for September 30, 2024 and December 31, 2023, respectively	56,163	63,602
Inventory, net	52,157	33,141
Prepaid expenses and other current assets	25,300	23,399
Total current assets	240,817	271,820
Property and equipment, net	34,677	26,966
Intangible assets, net	222,659	208,134
Goodwill	275,417	295,096
Operating lease right-of-use assets	16,902	13,790
Other assets and deposits	6,989	3,070
Total assets	$797,461	$818,876

Liabilities and stockholders' equity
Accounts payable	$26,021	$18,405
Accrued payroll liabilities	7,656	6,621
Contingent consideration	21,548	83,903
Accrued expenses and other current liabilities	20,700	21,411
Intangible asset contract liability	5,875	4,429
Current debt obligations	19,081	4,106
Total current liabilities	100,881	138,875
Long-term debt, net of current portion	157,537	156,735
Intangible asset contract liability, net of current portion	13,688	—
Deferred tax liabilities, non-current	17,052	13,696
Operating lease liability, non-current	15,541	10,850
Other long-term liabilities	3,959	21,695
Total liabilities	308,658	341,851
Commitments and contingencies (Note 18)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 183,152,420 and 164,979,958 shares issued, 181,427,420 and 163,193,278 shares outstanding as of September 30, 2024 and December 31, 2023, respectively.	18	16
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 18,044,332 and 18,694,332 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	2	2
Additional paid-in capital	928,552	813,742
Accumulated deficit	(461,462)	(361,441)
Accumulated other comprehensive loss	(8,546)	(6,170)
indie's stockholders' equity	458,564	446,149
Noncontrolling interest	30,239	30,876
Total stockholders' equity	488,803	477,025
Total liabilities and stockholders' equity	$797,461	$818,876
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue:
Product revenue	$51,285	$53,363	$148,872	$132,471
Contract revenue	2,680	7,113	9,801	20,565
Total revenue	53,965	60,476	158,673	153,036
Operating expenses:
Cost of goods sold	32,730	35,187	93,060	91,370
Research and development	45,968	41,594	136,858	120,226
Selling, general, and administrative	20,848	19,841	60,617	55,292
Restructuring costs	4,322	—	4,322	—
Total operating expenses	103,868	96,622	294,857	266,888
Loss from operations	(49,903)	(36,146)	(136,184)	(113,852)
Other income (expense), net:
Interest income	994	1,858	3,379	6,147
Interest expense	(2,180)	(2,242)	(6,420)	(6,534)
Gain (loss) from change in fair value of warrants	—	15,660	—	(6,626)
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	(4,523)	3,535	28,167	4,208
Other income (expense)	702	(692)	(98)	(263)
Total other income (expense), net	(5,007)	18,119	25,028	(3,068)
Net loss before income taxes	(54,910)	(18,027)	(111,156)	(116,920)
Income tax benefit (provision)	315	(650)	1,338	2,714
Net loss	(54,595)	(18,677)	(109,818)	(114,206)
Less: Net loss attributable to noncontrolling interest	(4,913)	(1,580)	(9,797)	(11,236)
Net loss attributable to indie Semiconductor, Inc.	$(49,682)	$(17,097)	$(100,021)	$(102,970)

Net loss attributable to common shares — basic	$(49,682)	$(17,097)	$(100,021)	$(102,970)
Net loss attributable to common shares — diluted	$(49,682)	$(17,097)	$(100,021)	$(102,970)

Net loss per share attributable to common shares — basic	$(0.28)	$(0.12)	$(0.58)	$(0.73)
Net loss per share attributable to common shares — diluted	$(0.28)	$(0.12)	$(0.58)	$(0.73)

Weighted average common shares outstanding — basic	179,491,349	146,962,717	171,449,437	140,198,899
Weighted average common shares outstanding — diluted	179,491,349	146,962,717	171,449,437	140,198,899
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(54,595)	$(18,677)	$(109,818)	$(114,206)
Other comprehensive loss:
Foreign currency translation adjustments	6,860	(10,830)	(920)	(8,392)
Comprehensive loss	(47,735)	(29,507)	(110,738)	(122,598)

Less: Comprehensive loss attributable to noncontrolling interest	(3,257)	(1,449)	(8,341)	(10,576)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(44,478)	$(28,058)	$(102,397)	$(112,022)
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

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(Amounts in thousands, except share amounts)
(Unaudited)

Balance as of June 30, 2024	176,542,919	$18	18,044,332	$2	$896,220	$(411,780)	$(13,750)	$470,710	$31,923	$502,633

Vesting of equity awards	8,688	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	2,506,611	—	—	—	(205)	—	—	(205)	233	28
Issuance per Exchange of ADK LLC units to Class A	61,279	—	—	—	—	—	—	—	—	—
Share-based compensation, including restructuring costs	—	—	—	—	20,413	—	—	20,413	—	20,413
Issuance in connection with At-The-Market equity offering	1,696,948	—	—	—	9,811	—	—	9,811	1,105	10,916
Issuance per settlement of contingent considerations and acquisition-related holdbacks	610,975	—	—	—	2,313	—	—	2,313	235	2,548
Net loss	—	—	—	—	—	(49,682)	—	(49,682)	(4,913)	(54,595)
Foreign currency translation adjustment	—	—	—	—	—	—	5,204	5,204	1,656	6,860

Balance as of September 30, 2024	181,427,420	$18	18,044,332	$2	$928,552	$(461,462)	$(8,546)	$458,564	$30,239	$488,803

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(109,818)	$(114,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,872	26,475
Amortization of inventory step-up	365	5,315
Allowance for credit losses and inventory reserves	3,343	478
Share-based compensation, including restructuring costs	55,360	36,571
Amortization of discount and cost of issuance of debt	788	747
Asset impairment in relation to restructuring	998	—
Loss from change in fair value of warrants	—	6,626
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	(28,167)	(4,208)
Loss from change in fair value of currency forward contract	701	298
Deferred tax liabilities	—	(8,731)
Amortization of right-of-use assets	2,504	1,917
Changes in operating assets and liabilities:
Accounts receivable	8,673	(13,048)
Inventory	(17,238)	(12,489)
Accounts payable	7,910	(654)
Accrued expenses and other current liabilities	(5,064)	(2,354)
Accrued payroll liabilities	1,746	110
Prepaid and other current assets	(1,332)	(13,896)
Operating lease liabilities	(2,383)	(1,670)
Other long-term liabilities	(1,135)	4,742
Net cash used in operating activities	(51,877)	(87,977)
Cash flows from investing activities:
Purchases of property and equipment	(12,504)	(8,580)
Payments for acquired software license	(1,022)	—
Business combinations, net of cash acquired	(3,200)	(94,989)
Net cash used in investing activities	(16,726)	(103,569)
Cash flows from financing activities:
Proceeds from issuance of common stock/At-the-market offering	13,234	51,998
Proceeds from issuance of short-term debt obligations	17,194	1,717
Issuance costs on line of credit	(50)	—
Payments on debt obligations	(2,048)	(12,514)
Payments on financed software	(4,429)	(7,037)
Deferred payments on business combination	(500)	—
Proceeds from exercise of stock options	53	31
Net cash provided by financing activities	23,454	34,195
Effect of exchange rate changes on cash and cash equivalents	668	(3,880)
Net decrease in cash and cash equivalents	(44,481)	(161,231)
Cash, cash equivalents and restricted cash at beginning of period	151,678	321,879

Cash, cash equivalents and restricted cash at end of period	$107,197	$160,648

Reconciliation of amounts on condensed consolidated balance sheet:
Cash and cash equivalents	$96,897	$160,648
Restricted cash	10,300	—
Total cash, cash equivalents and restricted cash	$107,197	$160,648

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,787	$3,807

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$134	$243
Fair value of common stock issued for business combination	$—	$128,182
Fair value of common stock issuable for business combination	$—	$23,479
Fair value of common stock issued to satisfy contingent considerations and acquisition-related holdbacks	$49,760	$—
Contingent consideration for business combination	$4,599	$86,297
Accrual for purchase consideration for business combination	$800	$4,264
Fair value of common stock issued for investment in Expedera	$3,428	$—
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
(Unaudited)
1.    Nature of the Business and Basis of Presentation
indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) and its subsidiaries are collectively referred to herein as the “Company.” The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Detroit, Michigan; San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexible access that it provides to the capital markets. As of September 30, 2024, and since the inception of the program indie has raised gross proceeds of $83,865 and issued 9,393,259 shares of Class A common stock at an average per-share sales price of $8.93 and had approximately $66,135 available for future issuances under the ATM Agreement. During the three months ended September 30, 2024, indie raised gross proceeds of $11,157 and issued 1,696,948 shares of Class A common stock at an average sales price of $6.57 per share. During the nine months ended September 30, 2024, indie raised gross proceeds of $13,526 and issued 2,042,000 shares of Class A common stock at an average sales price of $6.62 per share. During the three months ended September 30, 2023, there was no ATM related activity. During the nine months ended September 30, 2023, indie raised gross proceeds of $53,136 and issued 5,219,500 shares of Class A common stock at an average sales price of $10.18 per share. For the three months ended September 30, 2024 and 2023, indie incurred total issuance costs of $240 and $0, respectively. For the nine months ended September 30, 2024 and 2023, indie incurred total issuance costs of $291 and $1,136, respectively.
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

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which approximately 91% was owned by indie as of September 30, 2024. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited (“Ay Dee Kay Ltd.”), a private limited company incorporated under the laws of Scotland, indie GmbH, Symeo GmbH, and Silicon Radar GmbH (“Silicon Radar”), all of which are private limited liability companies incorporated under the laws of Germany, Exalos AG (“Exalos”), a company limited by shares organized under the laws of Switzerland, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc. and Geo Semiconductor Canada Inc., both incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with approximately 59% voting controlled and approximately 34% owned by the Company as of September 30, 2024 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. There has been no material change to the Company’s significant accounting policies during the nine months ended September 30, 2024.

Recent Accounting Pronouncements
Recently Issued Not Yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expenses Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provides guidance to enhance disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The standard also requires amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The amendments in this standard are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements and related disclosures.
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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses, segment profit or loss (after significant segment expenses), and allows reporting of additional measures of a segments profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its condensed consolidated financial statements and related disclosures but does not expect the impact to be material.

2.    Business Combinations

The Company acquired Silicon Radar GMBH (“Silicon Radar”) in February 2023, GEO Semiconductor, Inc. (“GEO”) in March 2023, Exalos in September 2023 and Kinetic in January 2024. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for Kinetic, and the final allocation of the purchase consideration to the assets acquired and liabilities assumed for Exalos, Silicon Radar and GEO as of September 30, 2024:

	Kinetic	Exalos	Silicon Radar	GEO
Purchase price - cash consideration paid	$3,200	$—	$8,653	$91,076
Purchase price - cash consideration accrued	1,300	—	800	3,464
Less: cash acquired	—	(3,439)	(208)	(1,092)
Net cash consideration	$4,500	$(3,439)	$9,245	$93,448

Purchase price - equity consideration issued (common stock)	$—	$42,791	$9,834	$75,556
Purchase price - equity consideration issuable (common stock)	—	2,500	—	20,979
Total equity consideration	$—	$45,291	$9,834	$96,535

Contingent consideration	4,599	9,755	9,240	59,280
Net consideration	$9,099	$51,607	$28,319	$249,263

Estimated fair value of net assets and liabilities assumed:
Current assets other than cash	$6,040	$4,531	$2,979	$24,043
Property and equipment	962	1,253	781	178
Developed technology	455	23,100	4,950	69,330
In-process research & development	750	7,600	8,870	27,040
Customer relationships	250	6,870	4,340	14,220
Backlog	19	1,220	150	390
Trade name	97	4,300	2,130	10,320
Other non-current assets	729	—	17	10
Current liabilities	(752)	(3,541)	(1,585)	(6,084)
Deferred revenue	—	—	(512)	—
Deferred tax liabilities, non-current	—	(8,660)	(2,772)	(1,982)
Other non-current liabilities	(217)	—	—	(711)
Total fair value of net assets acquired	$8,333	$36,673	$19,348	$136,754

Goodwill	$766	$14,934	$8,971	$112,509
For all acquisitions, trade receivables and payables, as well as other current and non-current assets and liabilities and deferred revenue, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates.
Because the acquisition related to Kinetic occurred within the last twelve months, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of the acquisition. Changes in the estimated fair values of the net assets recorded for the business combination of Kinetic upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined. As of November 8, 2024, the

Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, inventory, property, plant and equipment, identifiable intangible assets, deferred taxes, goodwill, tax uncertainties, income taxes payable, contingent considerations and other liabilities. Specifically for the valuation of intangibles assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill and/or deferred taxes.
Refer to Note 2 Business Combination within Part II, Item 8 of our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the heading “Financial Statements and Supplementary Data” for a detailed discussion of acquisitions of Silicon Radar and GEO.
Acquisition of Exalos AG
On September 18, 2023, Ay Dee Kay Ltd. completed its acquisition of Exalos pursuant to that Share Sale and Purchase Agreement by and among Ay Dee Kay Ltd., the Company and all of the stockholders of Exalos, whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of Exalos. The closing consideration consisted of (i) approximately 6,613,786 shares of Class A common stock of the Company, with a fair value of $42,791; (ii) a contingent consideration with fair value of $9,755 at closing, payable in cash or Class A common stock, subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2,500 subject to final release 12 months from the acquisition date payable in shares of Class A common stock. The purchase price is subject to working capital and other adjustments as provided in the Share Sale and Purchase Agreement.
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
The Company incurred various acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses. Total costs incurred were $621 during the year ended December 31, 2023. Total costs incurred are $262 for the nine months ended September 30, 2024.
The Company maintained an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extended for 12 months from the closing date and was paid in shares of Class A common stock. On September 27, 2024, the adjustment holdback was settled and 610,975 shares of Class A common stock were issued with a final fair value of $2,548. Accordingly, the fair value of the adjustment holdback liability was reduced to zero as of September 30, 2024 and a loss of $48 was recorded in Other income (expense), net for the three and nine months ended September 30, 2024 in the condensed consolidated statement of operations.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $9,755 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller though the Monte Carlo simulation. The contingent consideration is comprised of two tranches, with maximum payout up to $13,500 and $6,500, respectively, both subject to Exalos achieving certain revenue targets. Both tranches are payable in cash or Class A common stock, at indie’s election, up to a maximum of $20,000, upon the achievement of a revenue threshold of $19,000 for the 12-month period ending on September 30, 2024 and the achievement of a revenue threshold of $21,000 for the 12-month period ending on September 30, 2025, respectively. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The first and second tranche of this earn-out liability are both reflected in Contingent considerations in the condensed consolidated balance sheet as of September 30, 2024. On November 7, 2024, the first tranche of contingent consideration was settled through the issuance of 2,845,243 shares of Class A common stock and cash payment of $2,536.
As of September 30, 2024, the Company finalized the opening net assets acquired and goodwill as follows:

	Preliminary Valuation	Adjustment	Final Valuation
Purchase price — contingent considerations	$13,225	$(3,470)	$9,755

Inventory	1,934	123	2,057
Property and equipment	1,001	252	1,253
Developed technology	7,968	15,132	23,100
In-progress research & development	7,968	(368)	7,600
Customer relationships	5,312	1,558	6,870
Backlog	664	556	1,220
Trade name	3,984	316	4,300
Deferred tax liabilities, non-current	(5,330)	(3,330)	(8,660)
Operating lease right-of-use assets step-up	664	(664)	—
Goodwill	31,979	(17,045)	14,934
Change in the contingent considerations was driven by updating the valuation methodology from probability-weighted method to Monte Carlo Simulations analysis. The Company initially used the probability-weighted method to determine the fair value of the equity-based earn out as certain information was not available to conduct the Monte Carlo Simulations analysis.
Changes in fair value of inventory, property and equipment, operating lease right-of-use assets step-up and deferred tax liabilities were a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows. As a result, the Company recorded an adjustment to increase the amortization of intangible assets of $554 in the condensed consolidated statement of operations during the three months ended September 30, 2024 that would have been recorded during year ended December 31, 2023 if the adjustment to the intangible assets had been recognized as of the date of the acquisition.
Developed technology relates to near-infrared super-luminescent diodes (“SLEDs”), which can be used in Fiber-Optic Gyroscopes (“FOG”) for aerospace and defense navigation systems and sensors for fiber-optic sensing applications. Exalos existing SLEDs technology is complementary to TeraXion’s fiber-optic technology and immediately expands indie’s ADAS and user experience product and technology. Developed technologies was valued using relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar technologies and was further adjusted to reflect the maintenance R&D expenses associated with sustaining the technology. The economic useful life was determined to be ten years based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of Exalos. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be seven years.
Backlog relates to various purchase orders in place with Exalos’ customers at the time of the acquisition. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be two years.
Trade name relates to the “Exalos” trade name. The fair value was determined by applying the relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar brand names. The economic useful life was determined to be seven years.
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
indie incurred various acquisition-related costs, which were primarily legal expense, and recorded these as part of the Selling, General and Administrative expenses. Total costs incurred are $352 for the nine months ended September 30, 2024.
The Company maintains an adjustment holdback and an indemnity holdback for the purpose of providing security against any adjustment to the amounts at closing. The adjustment holdback of $500 was released in July 2024 through a cash settlement while the indemnity holdback of $800 is reflected in Accrued expenses and other current liabilities as its holdback period extends for 18 months from the Deal Closing Date. The indemnity holdback will be paid in cash.
Total purchase consideration transferred at the Deal Closing Date also included contingent consideration that had a total fair value of $4,599 as of the acquisition date. The acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches and both are payable in cash or Class A common stock, at indie’s election. The Production Earnout pays up to a maximum of $3,000, upon fulfillment of certain production volume of a predetermined product within 24-month period ending on January 24, 2026. The Revenue Earnout pays up to a maximum of $2,500 upon the achievement of a minimum revenue threshold of $12,000 for the 12-month period ending on January 24, 2025. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. The Revenue Earnout is reflected in Contingent considerations and the Production Earnout is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2024.
Pro forma financial information for Kinetic is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.

3.    Restructuring and Other Charges

In August 2024, the Company initiated a plan intended to improve its operating performance (the “Plan”). The Plan consisted of actions including but not limited to, workforce and facilities reductions. These actions commenced during the third quarter of 2024 and are expected to be substantially complete by the end of 2024. There is no guarantee that the actual charges to be incurred will not exceed management’s estimates or that future costs reduction will be achieved. Due to the size, nature and frequency of this Plan, it is fundamentally different from the Company’s ongoing productivity actions. As a result, all pre-tax charges related to such initiatives are separately reflected in Restructuring and other charges in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024. Liabilities associated with the Plan are separately reflected in Accrued payroll liabilities and Accrued expenses and other current liabilities in the condensed consolidated balance sheet for personnel and non-personnel related charges, respectively. For the three and nine months ended September 30, 2024, the Company incurred total charges of $4,322 and remaining liabilities as of September 30, 2024 totaled $3,326.

4.    Inventory, Net

Inventory, net consists of the following:

	September 30, 2024	December 31, 2023
Raw materials	$17,443	$7,360
Work-in-process	26,019	12,423
Finished goods	12,768	15,896
Inventory, gross	56,230	35,679
Less: Inventory reserves	4,073	2,538
Inventory, net	$52,157	$33,141
During the three months ended September 30, 2024 and 2023, the Company recognized write-downs in the value of inventory of $2,724 and $80, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized write-downs in the value of inventory of $2,943 and $478, respectively.
5.    Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	September 30, 2024	December 31, 2023
Production tooling	4	$19,952	$16,428
Lab equipment	4	13,872	12,887
Office equipment	3 - 7	10,161	6,539
Leasehold improvements	*	1,962	1,898
Construction in progress		8,757	3,867
Property and equipment, gross		54,704	41,619
Less: Accumulated depreciation		20,027	14,653
Property and equipment, net		$34,677	$26,966
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $2,390 and $1,271 for the three months ended September 30, 2024 and 2023, respectively. The Company recognized depreciation expense of $5,256 and $3,774 for the nine months ended September 30, 2024 and 2023, respectively.

Fixed assets not yet in service consist primarily of capitalized internal-use software and certain tooling and other equipment that are not yet ready to be placed into service.

6.    Intangible Assets, Net

Intangible assets, net consist of the following:

	September 30, 2024				December 31, 2023
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	6.2	$122,098	$(30,574)	$91,524	6.3	$106,512	$(17,876)	$88,636
Software licenses	2.9	23,718	(4,335)	19,383	1.0	23,745	(18,828)	4,917
Customer relationships	8.1	43,249	(8,524)	34,725	9.4	41,441	(5,156)	36,285
Intellectual property licenses	0.8	1,960	(1,736)	224	0.3	1,911	(1,736)	175
Trade names	5.3	26,383	(6,963)	19,420	6.0	25,970	(4,311)	21,659
Backlog	0.9	2,145	(1,471)	674	1.2	1,570	(700)	870
Effect of exchange rate on gross carrying amount		(295)	—	(295)		(917)	—	(917)
Intangible assets with finite lives		219,258	(53,603)	165,655		200,232	(48,607)	151,625

IPR&D		56,890	—	56,890		56,508	—	56,508
Effect of exchange rate on gross carrying amount		114	—	114		1	—	1
Total intangible assets with indefinite lives		57,004	—	57,004		56,509	—	56,509

Total intangible assets		$276,262	$(53,603)	$222,659		$256,741	$(48,607)	$208,134

The Company obtained software licenses, which it uses for its research and development efforts related to its products. In both fiscal 2024 and 2023, the Company acquired developed technology, customer relationships, trade names, backlog and IPR&D as a result of business combinations. See Note 2 — Business Combinations for additional information. Further, during the nine months ended September 30, 2024, the Company acquired $20,385 of software licenses with contractual life of three years and retired fully amortized intangible assets of $20,345 of software licenses.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses these assets for impairment on a periodic basis.

Amortization of intangible assets for the three months ended September 30, 2024 and 2023 was $9,324 and $9,044, respectively. Amortization of intangible assets for the nine months ended September 30, 2024 and 2023 was $25,616 and $22,701, respectively. Amortization of intangible assets is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of September 30, 2024, amortization expense for each of the next five fiscal years is expected to be as follows:

2024 (remaining 3 months)	$8,132
2025	31,989
2026	30,078
2027	23,937
2028	19,923
Thereafter	51,596
Total	$165,655

7.    Goodwill
The following table sets forth the carrying amount and activity of goodwill as of September 30, 2024:

Amount
Balance as of Balance as of the beginning of the period	$295,096
Acquisitions (Note 2)	766
Measurement period adjustment for business combinations from prior year	(17,032)
Effect of exchange rate on goodwill	(3,413)
Balance as of Balance as of the end of the period	$275,417
The change in goodwill is primarily driven by a $766 increase during the nine months ended September 30, 2024 due to the acquisition of Kinetic that was completed during the period, a $17,032 decrease related to the completion of the purchase price allocation for Exalos, as well as a $3,413 decrease in value due to the effect of exchange rate on goodwill. See Note 2 — Business Combinations for a detailed discussion of goodwill acquired for Kinetic, as well as the decrease in goodwill in relation to the finalization of the purchase price allocation for Exalos.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the nine months ended September 30, 2024.
8.    Debt
The following table sets forth the components of debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$160,000	$(3,525)	$156,475	$160,000	$(4,288)	$155,712
CIBC loan, due 2026	2,976	(10)	2,966	3,971	(13)	3,958
Total term loans	162,976	(3,535)	159,441	163,971	(4,301)	159,670

Revolving lines of credit	17,202	(25)	17,177	1,171	—	1,171
Total debt	$180,178	$(3,560)	$176,618	$165,142	$(4,301)	$160,841
The outstanding debt as of September 30, 2024 and December 31, 2023 is classified in the condensed consolidated balance sheets as follows:

	September 30, 2024	December 31, 2023
Current liabilities - Current debt obligations	$19,081	$4,106
Noncurrent liabilities - Long-term debt, net of current maturities	157,537	156,735
Total debt	$176,618	$160,841
2027 Notes
On November 16, 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Goldman Sachs & Co. LLC, as representative of the initial purchasers (collectively, the “Initial Purchasers”), pursuant to which the Company agreed to sell $140,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Initial Notes”). The Company also agreed to grant an option, exercisable within the 30-day period immediately following the date of the Purchase Agreement (the “Option”) to the Initial Purchasers to purchase all or part of an additional $20,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Additional Notes” and, together with the Initial Notes, the “2027 Notes”). On November 17, 2022, the Initial Purchasers exercised the Option in full, bringing the total aggregate principal amount for the 2027 Notes to $160,000. The sale of the 2027 Notes closed on November 21, 2022. The 2027 Notes were issued pursuant to an Indenture dated November 21, 2022 (the “Indenture”), between the Company and U.S. Bank Trust Company, National

Association, as trustee (the “Trustee”). Interest on the 2027 Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. The 2027 Notes will mature on November 15, 2027, unless earlier repurchased, redeemed or converted.

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

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of September 30, 2024 and December 31, 2023, the total carrying value of the 2027 Notes, net of unamortized discount, was $156,475 and $155,712, respectively. As of September 30, 2024, the total fair value of the 2027 Notes was $142,208 or 88.88% of the aggregate principal amount of the 2027 Notes. As of December 31, 2023, the total fair value of the 2027 Notes was $191,648 or 119.78% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $260 and $246 for the three months ended September 30, 2024 and 2023, respectively. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $763 and $720 for the nine months ended September 30, 2024 and 2023, respectively. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.
indie Semiconductor Revolving Line of Credit

On March 29, 2024, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance is due and payable in full on March 28, 2025. Interest is payable monthly beginning on May 1, 2024 through the maturity date. This line of credit required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo, which resulted in a total restricted cash of $10,000 as of September 30, 2024. Fees of $50 incurred will be amortized over the life of the credit agreement. This revolving line of credit had an outstanding balance of $10,000 as of September 30, 2024. During the three and nine months ended September 30, 2024, the cash and non-cash interest was de minimus.
TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of September 30, 2024 and December 31, 2023, the outstanding principal balance and credit limit of the loan was $2,976 and $3,971, (or CAD4,024 and CAD5,262), respectively.

TeraXion also has an authorized credit facility up to CAD5,000 at September 30, 2024 and December 31, 2023, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of CAD5,000 and 100% of TeraXion’s EBITDA. This line of credit had an outstanding balance of CAD2,025 (or approximately $1,497) as of September 30, 2024. This line of credit had an outstanding balance of CAD1,551 (or approximately $1,171) as of December 31, 2023.
Wuxi Revolving Line of Credit
On September 27, 2024, Wuxi entered into a short-term loan agreement with the Bank of Ningbo Co., Ltd. with an aggregate principal balance of CNY40,000 (or approximately $5,705) bearing interest of 3.50% per annum and maturing on December 27, 2024. As of September 30, 2024 the outstanding principal balance of the loan was CNY40,000 (or approximately $5,705). During the three and nine months ended September 30, 2024, the cash and non-cash interest was de minimus.

The table below sets forth the components of interest expense for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$1,815	$1,840	$5,405	$5,460
Amortization of discount and issuance cost	260	246	763	720
Total interest expense related to the 2027 Notes	2,075	2,086	6,168	6,180

Interest expense on other debt obligations:
Contractual interest	93	156	227	329
Amortization of discount and issuance cost	12	—	25	25
Total interest expense related to other debt obligations	105	156	252	354

Total interest expense	$2,180	$2,242	$6,420	$6,534

The future maturities of the debt obligations are as follows:

2024 (remaining 3 months)	$7,202
2025	10,000
2026	2,976
2027	160,000
2028	—
Total	$180,178
9.    Warrant Liability

In connection with the June 10, 2021 Transaction, the Company issued 17,250,000 Public Warrants, 8,625,000 Private Placement Warrants and 1,500,000 Working Capital Warrants, which were fully exchanged to Class A common stock on November 9, 2023. As of December 31, 2023, there was no liability remaining on the balance sheet.

For the three and nine months ended September 30, 2023, the Company recognized a net gain (loss) of $15,660 and $(6,626), respectively. None were recorded for the three and nine months ended September 30, 2024.
Refer to Note 9 Warrant Liability within Part II, Item 8 of our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the heading “Financial Statements and Supplementary Data” for a detailed discussion of the warrant liabilities held by indie.

10.     Contingent and Earn-Out Liabilities
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
Contingent Considerations

On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at an initial fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within 12 months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. In April 2023, the Company settled $500 of the $1,500 second tranche through the issuance of 73,311 shares of Class A common stock with a fair value of $608 at the time of issuance. In January 2024, the Company settled $500 of the $1,000 second tranche through the issuance of 62,562 shares of Class A common stock with a fair value of $500 at the time of issuance. The fair value of the remaining $500 second tranche contingent consideration liabilities was $490 as of September 30, 2024.

On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,390 and $3,446, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 by March 31, 2023. The second tranche was payable upon Symeo’s achievement of a revenue threshold of $6,000 by March 31, 2024. On October 26, 2023, the Company issued 363,194 of Class A common stock, with a fair value of $1,900 at the time of issuance to Analog Devices, Inc., as final settlement for the achievement of the first tranche of the contingent considerations. The second tranche of contingent consideration liability was fully released during the three months ended September 30, 2024 as the earnout milestone was not met. The final change in fair value of $7 is recorded in Other income (expense), net in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

On February 21, 2023, in connection with the acquisition of Silicon Radar, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,155 and $5,085, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 for the 12-month period ending on February 21, 2024. The second tranche is payable upon Silicon Radar’s achievement of a revenue threshold of $7,000 for the 12-month period ending on February 21, 2025. Both tranches are payable in cash or in common stock at indie’s discretion. Should indie elect to pay in common stock, the number of shares issuable equals the earnout amount divided by a VWAP for 20 days ending prior to the due date for payment. In May 2024, the Company settled the first tranche through the issuance of 1,103,140 shares of Class A common stock with a fair value of $6,045 at the time of issuance. The fair value of the second tranche contingent consideration liability as of September 30, 2024 was $60. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $38,828 and $20,452, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $20,000 for the 12-month period ending on March 31, 2024. The second tranche is payable upon GEO’s achievement of a revenue threshold of $10,000 for the six-month period ending on September 30, 2024. Both tranches are payable in cash or common stock, at indie’s election. Should indie elect to pay in common stock, the number of shares issuable equals the earnout amount divided by the Earnout Parent Trading Price. Payment in cash will be determined by the number of shares payable multiplied by the Earnout Parent Trading Price. In May 2024, the Company settled the first tranche through the issuance of 6,096,951 shares of Class A common stock with a fair value of $40,667 at the time of issuance. The fair value of the second tranche contingent consideration liability as of September 30, 2024 was $3,900. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On September 18, 2023, in connection with the acquisition of Exalos, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $7,328 and $2,427, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $19,000 for the 12-month period ending on September 30, 2024. The second tranche is payable upon Exalos’ achievement of a revenue threshold of $21,000 for the 12-month period ending on September 30, 2025. Both tranches are payable in cash or in shares at indie’s discretion. The fair value of the first and second tranche contingent consideration liability as of September 30, 2024 was $14,113 and $584, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations. On November 7, 2024, the first tranche of contingent consideration was settled through the issuance of 2,845,243 shares of Class A common stock and cash payment of $2,536.

On January 25, 2024, in connection with the acquisition of Kinetic, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $2,251 and 2,348, respectively. The contingent consideration is comprised of two tranches. The first tranche is payable upon the achievement of a revenue threshold of $12,000 for the 12-month period ending on January 25, 2025. The second tranche is payable upon achievement of certain production-based milestones for the 24-month period ending on January 25, 2026. Both tranches are payable in cash or in shares at indie’s discretion. The fair value of the first and second tranche contingent consideration liabilities as of September 30, 2024 was $2,391 and $1,840, respectively. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.
11.    Fair Value Measurements
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

At September 30, 2024 and 2023, the Company held currency forward contracts with an aggregated notional amount of $13,850 and $17,584, respectively to sell United States dollars and to buy various foreign currencies such as Canadian dollars and Euro, among others at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2024, the Company recorded a net gain (loss) of $509 and $(701), respectively. During the three and nine months ended September 30, 2023, the Company recorded a net loss of $789 and $296, respectively.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Exalos Contingent Consideration - First Tranche	$—	$—	$14,113	$14,113
Exalos Contingent Consideration - Second Tranche	$—	$—	$584	$584
GEO Contingent Consideration - Second Tranche	$—	$—	$3,900	$3,900
GEO Indemnity Holdback	$6,250	$—	$—	$6,250
Kinetic Contingent Consideration - First Tranche	$—	$—	$2,391	$2,391
Kinetic Contingent Consideration - Second Tranche	$—	$—	$1,840	$1,840
Silicon Radar Contingent Consideration - Second Tranche	$—	$—	$60	$60
City Semi Contingent Consideration - Second Tranche	$—	$—	$490	$490

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Exalos Contingent consideration — First Tranche	$—	$—	$9,593	$9,593
Exalos Contingent Consideration — Second Tranche	$—	$—	$4,012	$4,012
GEO Contingent Consideration — First Tranche	$—	$—	$44,709	$44,709
GEO Contingent Consideration — Second Tranche	$—	$—	$25,921	$25,921
GEO Indemnity Holdback	$12,704	$—	$—	$12,704
Silicon Radar Contingent Consideration — First Tranche	$—	$—	$2,740	$2,740
Silicon Radar Contingent Consideration — Second Tranche	$—	$—	$3,310	$3,310
City Semi Contingent Consideration — Second Tranche	$—	$—	$940	$940
Symeo Contingent Consideration — Second Tranche	$—	$—	$7	$7

As of September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents, including restricted cash, were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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
Because the acquisition related to Kinetic occurred within the last twelve months, the significant information to be obtained and analyzed and the fact that Kinetic resides in a foreign jurisdiction, the Company’s fair value estimates for the associated contingent consideration were valued based on a probability method as of September 30, 2024.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	September 30, 2024	December 31, 2023
	Input	Input
Liabilities:
Exalos Contingent Consideration - First Tranche
Discount rate	9.98%	7.46%
Volatility	60.00%	75.00%
Exalos Contingent Consideration - Second Tranche
Discount rate	9.98%	7.46%
Volatility	60.00%	70.00%
GEO Contingent Consideration - Second Tranche
Discount rate	8.90%	12.60%
Volatility	78.70%	60.00%
Kinetic Contingent Consideration - First Tranche
Market yield rate	8.90%	N/A
Scenario probability	100.00%	N/A
Kinetic Contingent Consideration - Second Tranche
Market yield rate	8.81%	N/A
Scenario probability	70.00%	N/A
Silicon Radar Contingent Consideration - Second Tranche
Discount rate	10.56%	10.79%
Volatility	60.00%	60.00%
City Semi Contingent Consideration - Second Tranche
Discount rate	12.65%	12.65%
12.    Stockholders’ Equity
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

The Wuxi EIP was approved by Wuxi’s Board of Directors and is a long-term incentive plan under which equity awards may be granted to employees of Wuxi in the form of options to purchase Wuxi common shares at a fixed strike price in the future after certain vesting conditions are met and which are then subject to certain holding conditions (“Options”). Options granted under the Wuxi EIP are equity-classified awards and subject to vest either six years from the grant date or when Wuxi achieves a successful IPO on a local stock exchange, whichever that is later. No compensation cost will be recognized until a qualifying event (i.e., IPO) is deemed probable to occur as these Options are considered to have no value until an IPO becomes probable. Upon occurrence of the qualifying event, the compensation cost will be recognized in full for vested Options. As of September 30, 2024, there was $11,802 of total unrecognized compensation cost related to these Options. These unrecognized compensation costs will be recognized in full when a qualifying event satisfying the in-substance performance condition becomes probable.

Further, per the Wuxi EIP, recipients of the Options should complete all capital contributions and payment of the incentive share price (the “Paid in Capital Contribution”) after Wuxi and the intermediary agencies (including securities companies, law firms, and accounting firms) that apply for IPO have reached an IPO application schedule and before the last financial benchmark date of Wuxi’s IPO application. The Paid in Capital Contribution is akin to an early exercise. Given that Wuxi has no obligation to return the paid-in capital contribution to the recipient of the award in any event (i.e., an unsuccessful IPO, termination of employment), the Company concludes that the Paid in Capital Contribution made by the recipient is classified into Additional paid-in capital on the consolidated balance sheet as of September 30, 2024.
The funds are being used for Wuxi’s general corporate purposes.
Stock Repurchase Program
On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase common stock. This was inclusive of the concurrent repurchase of shares of common stock described in Note 8 — Debt, under the 2027 Notes, which allowed for a portion of net proceeds to be used to repurchase up to $25,000 of common stock. There were no repurchases of common stock during the three and nine months ended September 30, 2024. As of September 30, 2024, there is $42,596 available for future repurchase under the program.

13.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC was approximately 91% as of both September 30, 2024 and December 31, 2023.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”). The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of September 30, 2024 and December 31, 2023, the Company had an aggregate of 18,044,332 and 18,694,332 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held approximately 59% voting control and approximately 34% ownership interest in Wuxi as of both September 30, 2024 and December 31, 2023. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of September 30, 2024, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.
14.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the customer’s shipping location for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$10,317	$12,118	$29,139	$36,764
Greater China	21,531	27,639	66,881	66,925
South Korea	1,745	5,024	9,297	14,616
Europe	8,768	11,720	27,155	24,213
Rest of North America	1,113	2,766	4,130	7,109
Rest of Asia Pacific	9,972	806	20,309	1,783
South America	519	403	1,762	1,626
Total	$53,965	$60,476	$158,673	$153,036

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
The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023:

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Unbilled revenue	Prepaid expenses and other current assets	$9,023	$8,506
Contract liabilities	Accrued expenses and other current liabilities	$3,070	$2,473
During the three months ended September 30, 2024 and 2023, the Company recognized $408 and $357, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the nine months ended September 30, 2024 and 2023, the Company recognized $1,500 and $1,599, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2024, the amount of performance obligations that have not been recognized as revenue was $5,385, of which approximately 100% is expected to be recognized as revenue over the next 12 months. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, some of our customers accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2023, and no customers accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	9.6%	13.7%	9.3%	14.4%
Customer B	—%	10.9%	4.8%	9.5%
Customer C	—%	10.2%	—%	6.5%

The loss of these customers would have a material impact on the Company’s condensed consolidated financial results.
One large customer represented 19% of accounts receivable as of December 31, 2023. No other individual customer represented more than 10% of accounts receivable at December 31, 2023 and no other individual customer represented more than 10% of accounts receivable at September 30, 2024.
15.    Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$243	$109	$767	$242
Research and development	11,651	7,977	36,189	21,495
Selling, general, and administrative	5,533	4,705	17,973	14,834
Restructuring	431	—	431	—
Total	$17,858	$12,791	$55,360	$36,571

Stock compensation expense for the three months ended September 30, 2024 and 2023 included $2,341 of reduction and $1,214 of expenses, respectively, related to liability classified awards issuable upon distribution of the Company's annual incentive plans. Stock compensation expense for the nine months ended September 30, 2024 and 2023 included $3,117 expense and $6,350 expense, respectively, related to liability classified awards issuable upon distribution of the Company's annual incentive plans.

16.    Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(54,595)	$(18,677)	$(109,818)	$(114,206)
Less: Net loss attributable to noncontrolling interest	(4,913)	(1,580)	(9,797)	(11,236)
Net loss attributable to common stockholders — basic	$(49,682)	$(17,097)	$(100,021)	$(102,970)

Net loss attributable to common shares — dilutive	$(49,682)	$(17,097)	$(100,021)	$(102,970)

Denominator:
Weighted average shares outstanding — basic	179,491,349	146,962,717	171,449,437	140,198,899

Weighted average common shares outstanding—diluted	179,491,349	146,962,717	171,449,437	140,198,899

Net loss per share attributable to common shares— basic	$(0.28)	$(0.12)	$(0.58)	$(0.73)
Net loss per share attributable to common shares— diluted	$(0.28)	$(0.12)	$(0.58)	$(0.73)
The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, warrants for Class A units (public and private), unexercised options, earn-out shares, escrow shares and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. For the three and nine months ended September 30, 2024 and 2023, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to shareholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested Class B units	—	108,536	—	108,536
Unvested Phantom units	188,347	574,194	188,347	574,194
Unvested Restricted stock units	17,184,734	15,014,021	17,184,734	15,014,021
Convertible Class V common shares	18,044,332	18,994,332	18,044,332	18,994,332
Public warrants for the purchase of Class A common shares	—	17,250,000	—	17,250,000
Private warrants for the purchase of Class A common shares	—	10,150,000	—	10,150,000
Unexercised options	150,228	210,093	150,228	210,093
Earn-out Shares	5,000,000	5,000,000	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000	1,725,000	1,725,000
Convertible debt into Class A common shares	18,497,110	18,497,110	18,497,110	18,497,110
	60,789,751	87,523,286	60,789,751	87,523,286

17.    Income Taxes

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

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. Through September 30, 2024, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, we have not recorded a liability under the TRAs.

The Company recorded a benefit (provision) for income taxes of $315 and $(650) for the three months ended September 30, 2024 and 2023, respectively. The Company recorded a benefit for income taxes of $1,338 and $2,714 for the nine months ended September 30, 2024 and 2023, respectively. Income tax benefit for the three and nine months ended September 30, 2024 are primarily related to the Company’s foreign operations. Income tax benefit (provision) for the three and nine months ended September 30, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations.
18.    Commitments and Contingencies
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
Royalty Agreement
The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended September 30, 2024 and 2023 was $661 and $1,524, respectively. Total royalty expense incurred in connection with these contracts during the nine months ended September 30, 2024 and 2023 was $1,846 and $2,956. These expenses are included in cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $662 and $789 are included in Accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2024 and consolidated balance sheets as of December 31, 2023, respectively.

Tax Distributions
To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the nine months ended September 30, 2024 and 2023.
19. Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Holdbacks and deferred payments for business combinations	$7,050	$4,339
Accrued interest	2,943	1,120
Operating lease liabilities, current	2,801	2,653
Deferred revenue	3,070	2,473
Accrued restructuring charges	1,916	—
Accrued royalties	662	789
Other (1)	2,258	10,037
Accrued expenses and other current liabilities	$20,700	$21,411
(1) Amount represents accruals for various operating expenses such as professional fees, open purchase orders, and other estimates that are expected to be paid within the next 12 months.
20.    Subsequent Events

For its condensed consolidated financial statements as of September 30, 2024, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of September 30, 2024 through November 8, 2024, the date the condensed consolidated financial statements were issued.

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
OUR COMPANY
indie offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. We focus on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms we rely on every day. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Detroit, Michigan; San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China.

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Hungary, Germany, Scotland, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the nine months ended September 30, 2024 and 2023, approximately 65% and 63%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of September 30, 2024, we had raised gross proceeds of $83.9 million and issued 9,393,259 shares of Class A common stock at an average per-share sales price of $8.93 through this program. During the nine months ended September 30, 2024, we raised gross proceeds of $13.5 million and issued 2,042,000 shares of Class A common stock at an average sales price of $6.62 per share. During the nine months ended September 30, 2023, we raised gross proceeds of $53.1 million and issued 5,219,500 shares of Class A common stock at an average sales price of $10.18 per share. For the three months ended September 30, 2024, we incurred total issuance costs of $0.2 million. For the three months ended September 30, 2023, there was no activity. For the nine months ended September 30, 2024 and 2023, indie incurred total issuance costs of $0.3 million and $1.1 million, respectively.

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
Impact of Macroeconomic Conditions
Current and continued inflationary conditions have led to, and may continue to lead to, rising prices or rising interest rates, which has had a dampening effect on overall economic activity and consumer demand for automotive products. Additionally, the ongoing conflict in the Middle East and the implications of these events has created global political and economic uncertainty. We are closely monitoring developments, including potential impact to our business, customers, suppliers, our employees and operations in Israel, the Middle East and elsewhere. At this time, the impact to indie is subject to change given the volatile nature of the situation.
Refer to Part I, Item 1A of our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the heading “Risk Factors” for more information on our risks and uncertainties.
OPERATING RESULTS

Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$51,285	95%	$53,363	88%	$(2,078)	(4)%
Contract revenue	2,680	5%	7,113	12%	(4,433)	(62)%
Total revenue	$53,965	100%	$60,476	100%	$(6,511)	(11)%
Revenue for the three months ended September 30, 2024 was $54.0 million, compared to $60.5 million for the three months ended September 30, 2023, a decrease of $6.5 million, which was primarily driven by a $2.1 million decrease in product revenue and a $4.4 million decrease in contract revenue. The decrease in product revenue was due primarily to change in product volume (units sold) as a result of the cyclical trough in the automotive market. The decrease in contract revenue of $4.4 million was primarily due to a large multi-year non-recurring engineering project that commenced in early 2022 that is winding down in the current year towards its completion stage.

Operating Expenses

	Three Months Ended September 30,
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$32,730	61%	$35,187	58%	$(2,457)	(7)%
Research and development	45,968	85%	41,594	69%	4,374	11%
Selling, general, and administrative	20,848	39%	19,841	33%	1,007	5%
Restructuring costs	$4,322	8%	$—	—%	$4,322	100%
Total operating expenses	$103,868	192%	$96,622	160%	$7,246	7%
Cost of goods sold for the three months ended September 30, 2024 was $32.7 million, compared to $35.2 million for the three months ended September 30, 2023. The decrease of $2.5 million or 7% was primarily due to a $1.5 million decrease in product shipments in connection with the decline in products sold as described above and a $1.5 million decrease in product cost. Total cost of goods sold for the three months ended September 30, 2024 also included an additional $0.9 million in amortization related to acquired intangible assets and amortization for inventory step-up value both as a result of the business combinations that took place during the period.
Research and development expense for the three months ended September 30, 2024 was $46.0 million, compared to $41.6 million for the three months ended September 30, 2023. The increase of $4.4 million or 11% was primarily due to a $3.7 million increase in share-based compensation expense and $0.8 million increase in personnel cost. Increases in share-based compensation expense were primarily driven by new equity awards granted since the same period in prior year. We expect research and development expense to stabilize over time.
Selling, general and administrative expense for the three months ended September 30, 2024 was $20.8 million, compared to $19.8 million for the three months ended September 30, 2023. The increase of $1.0 million or 5% was primarily due to a $0.8 million increase in share-based compensation expense due to an increase in employee headcount and additional equity awards granted since the same period prior year. We expect selling, general, and administrative expense to stabilize over time.

Restructuring costs for the three months ended September 30, 2024 was $4.3 million due to the restructuring plan initiated in August 2024. See Note 3 — Restructuring and Other Charges for additional discussion of our recent restructuring plan.

Other income (expense), net

	Three Months Ended September 30,
	2024	2023
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$994	$1,858	$(864)	(47)%
Interest expense	(2,180)	(2,242)	62	(3)%
Gain from change in fair value of warrants	—	15,660	(15,660)	(100)%
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	(4,523)	3,535	(8,058)	(228)%
Other income (expense)	702	(692)	1,394	(201)%
Total other income (expense), net	$(5,007)	$18,119	$(23,126)	(128)%
Interest income for the three months ended September 30, 2024 was $1.0 million, compared to $1.9 million for the three months ended September 30, 2023. Interest income decreased in the current period primarily as a result of lower cash balances due to multiple acquisitions in 2023 and the first quarter of 2024.

Interest expense for the three months ended September 30, 2024 remained relatively consistent at approximately $2.2 million for both the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024 and 2023, we recognized gains (losses) from change in fair value for warrants, contingent considerations and acquisition-related holdbacks. The gains (losses) recorded for the three months ended September 30, 2024 and 2023 represent the following:

i) Warrants: During the three months ended September 30, 2023, we recognized an unrealized gain from change in fair value of our warrants of $15.7 million, which reflected the decrease in fair value of our warrant liability, resulting from the decrease of the closing price of our Class A common stock listed on the Nasdaq to $6.30 per share on September 30, 2023 from $9.40 per share on June 30, 2023. As of November 9, 2023, we completed our exchange of Warrants. Subsequently there will be no future remeasurement.
ii) Contingent considerations and acquisition-related holdbacks: During the three months ended September 30, 2024, we recognized a net loss from change in fair value of our contingent considerations and acquisition-related holdbacks of $4.5 million. The net loss is primarily attributed to a net unrealized loss of $7.4 million for the contingent considerations related to the Exalos acquisition, offset by an net unrealized gain of $3.1 million for the contingent considerations and acquisition-related holdbacks related to the GEO acquisition. During the three months ended September 30, 2023, we recognized a net unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $3.5 million which is primarily contributed by an unrealized gain of $2.9 million and $0.8 million for the contingent considerations and acquisition-related holdbacks related to the GEO and Symeo acquisitions, respectively.
Other income (expense) for the three months ended September 30, 2024 and 2023 was $0.7 million and $(0.7) million, respectively. Other income (expense) relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net gain (loss) of $0.5 million and $(0.8) million related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes
Income tax benefits for the three months ended September 30, 2024 are primarily related to our foreign operations. Income tax expense for the three months ended September 30, 2023 is primarily related to our operations in Canada and Europe.
Refer to Note 17, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$148,872	94%	$132,471	87%	$16,401	12%
Contract revenue	9,801	6%	20,565	13%	(10,764)	(52)%
Total revenue	$158,673	100%	$153,036	100%	$5,637	4%
Revenue for the nine months ended September 30, 2024 was $158.7 million, compared to $153.0 million for the nine months ended September 30, 2023, an increase of $5.6 million or 4%, which was primarily driven by a $16.4 million increase in product revenue, offset by a decrease in contract revenue. The increase in product revenue was due primarily to change in product mix as well as higher product volume (units sold) as well as the recent acquisitions, offset by a slight change in ASP. The decrease in contract revenue of $10.8 million or 52% was primarily due to a large multi-year non-recurring engineering project that commenced in early 2022 and is winding down in the current year towards its completion stage.

Operating expenses

	Nine Months Ended September 30,
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$93,060	59%	$91,370	60%	$1,690	2%
Research and development	136,858	86%	120,226	79%	16,632	14%
Selling, general, and administrative	60,617	38%	55,292	36%	5,325	10%
Restructuring costs	$4,322	3%	$—	—%	$4,322	100%
Total operating expenses	$294,857	186%	$266,888	174%	$27,969	10%
Cost of goods sold for the nine months ended September 30, 2024 was $93.1 million, compared to $91.4 million for the nine months ended September 30, 2023. The increase of $1.7 million or 2% was primarily due to a $9.9 million increase due to change in product mix, a $3.4 million increase in product shipments in connection with the increase in products sold as described above, offset by a $4.3 million decrease in product cost. Total cost of goods sold for the nine months ended September 30, 2024 also included a decrease in amortization related to acquired intangible assets and inventory step-up value both in connection with finalizing the opening net assets acquired from the recent acquisitions.
Research and development (“R&D”) expense for the nine months ended September 30, 2024 was $136.9 million, compared to $120.2 million for the nine months ended September 30, 2023. This increase of $16.6 million or 14% was primarily due to a $3.9 million increase in headcounts to support our continued growth in research and development needs. Research and development expense for the nine months ended September 30, 2024 also included an $14.7 million increase in share-based compensation expense due to both increase in headcounts and additional equity awards granted since the same period in prior year. We expect research and development expense to stabilize over time.
Selling, general and administrative expense for the nine months ended September 30, 2024 was $60.6 million, compared to $55.3 million for the nine months ended September 30, 2023. The increase of $5.3 million or 10% was primarily due to a $1.5 million increase in personnel costs due to increase in headcounts and a $3.1 million increase in share-based compensation expense. The increase in share-based compensation expense is due to both increase in headcounts and additional equity awards granted since the same period in prior year. We expect selling, general, and administrative expense to stabilize over time.

Restructuring costs for the nine months ended September 30, 2024 was $4.3 million due to the restructuring plan initiated in August 2024.

	Nine Months Ended September 30,
	2024	2023
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$3,379	$6,147	$(2,768)	(45)%
Interest expense	(6,420)	(6,534)	114	(2)%
Loss from change in fair value of warrants	—	(6,626)	6,626	(100)%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	28,167	4,208	23,959	569%
Other income (expense)	(98)	(263)	165	(63)%
Total other income (expense), net	$25,028	$(3,068)	$28,096	(916)%
Interest income for the nine months ended September 30, 2024 was $3.4 million, reflecting a decrease of $2.8 million or 45% from the nine months ended September 30, 2023. Interest income decrease in the current period primarily as a result of lower cash balances due to multiple acquisitions in 2023 and the first quarter of 2024.

Interest expense for the nine months ended September 30, 2024 remained relatively consistent at approximately $6.4 million for both the nine months ended September 30, 2024 and 2023.
For the nine months ended September 30, 2024 and 2023, we recognized gains (losses) from change in fair value for warrants, contingent considerations and acquisition-related holdbacks. The gains (losses) recorded for the both the nine months ended September 30, 2024 and 2023 represent the following:

i) Warrants: During the nine months ended September 30, 2023, we recognized an unrealized loss from change in fair value of our warrants of $6.6 million, which reflected the increase in fair value of our warrant liability, resulting from the increase of the closing price of our Class A common stock listed on the Nasdaq to $6.30 per share on September 30, 2023 from $5.83 per share on December 31, 2022. As of November 9, 2023, we completed our exchange of Warrants. Subsequently there will be no future remeasurement.

ii) Contingent considerations and acquisition-related holdbacks: During the nine months ended September 30, 2024, we recognized an net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $28.2 million, which is primarily contributed by an unrealized gain of $28.5 million and $3.2 million for the contingent considerations and acquisition-related holdback related to the GEO and Silicon Radar acquisitions, respectively, partially offset by an unrealized loss of $4.6 million for the contingent considerations related to Exalos. During the nine months ended September 30, 2023, we recognized an unrealized net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $4.2 million, which is primarily contributed by an unrealized gain of $5.0 million for the contingent considerations and acquisition-related holdback related to GEO, offset by $0.3 million and $0.4 million unrealized loss for the contingent considerations related to the Symeo and Silicon Radar acquisitions, respectively.
Income Taxes
Income tax benefits for the nine months ended September 30, 2024 are primarily related to our foreign operations. Income tax benefits for the nine months ended September 30, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations.
Refer to Note 17, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.

Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations, available borrowings under our revolving credit facility and the issuance of Class A common stock under the ATM Agreement. We believe these sources of liquidity will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, the impact of the ongoing conflicts in Ukraine and the Middle East, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of November 8, 2024. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. As of September 30, 2024, our balance of cash and cash equivalents, including restricted cash, was $107.2 million.
In December 2023, employees in Wuxi exercised options granted to them through the Wuxi Employee Equity Incentive Plan (the “Wuxi EIP”) and contributed total capital of CNY88.0 million (or approximately $12.3 million) from option proceeds in preparation for a potential IPO in China. The funds will be used by Wuxi for general corporate purposes. Wuxi does not have an obligation to repay the collected capital to its employees in the case of an unsuccessful IPO.
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
On September 27, 2024, Wuxi entered into a short-term loan agreement with the Bank of Ningbo Co., Ltd. with an aggregate principal balance of CNY40,000 (or approximately $5,705) bearing interest of 3.50% per annum and maturing on December 27, 2024.
Acquisitions

We have completed multiple acquisitions in the last couple of years and we plan to selectively pursue and assess inorganic growth opportunities that are complementary to our existing technologies and portfolio of products and/or accelerate our growth initiatives.

In connection with our acquisitions (See Part I, Item 1, Note 2, Business Combinations, of this quarterly report on Form 10-Q), we may from time to time be required to make future payments or issue additional shares of our common stock to satisfy our obligations under the acquisition agreements, including to satisfy certain earn-out requirements. In January 2022, we completed the acquisition of Symeo, for which we made an initial cash payment of approximately $10.0 million and an additional $10.0 million was paid in January 2023. We are still subject to an equity based earn out of Class A common stock based on Symeo’s future revenue growth.
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
Additionally, in February 2023, we acquired Silicon Radar, for approximately (i) $9.2 million in cash (including debt payable at closing and net of cash acquired), (ii) the issuance by indie of 982,445 shares of Class A common stock at closing, with a fair value of $9.8 million; and (iii) a contingent consideration with fair value of $9.2 million at closing, payable in cash or in Class A common stock subject to Silicon Radar’s achievement of certain revenue-based and design-win milestones through February 21, 2025.
In September 2023, we acquired Exalos. The closing consideration consisted of (i) the issuance by indie of 6,613,786 shares of Class A common stock at closing, with a fair value of $42.8 million; (ii) a contingent consideration with fair value of $9.8 million at closing, payable in cash, subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2.5 million subject to final release 12 months from the acquisition date payable in shares of Class A common stock.
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

The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change	Change
	2024	2023	$	%
Net cash used in operating activities	$(51,877)	$(87,977)	$36,100	(41)%
Net cash used in investing activities	(16,726)	(103,569)	86,843	(84)%
Net cash provided by financing activities	23,454	34,195	(10,741)	(31)%
Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the nine months ended September 30, 2024, net cash used in operating activities was $51.9 million, which included net loss of $109.8 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $27.5 million of net losses resulting from a change in fair value for contingent considerations and currency forward contracts, and non-cash increased consisted of $55.4 million in share-based compensation expense and $30.9 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $8.8 million of cash, primarily driven by an increase in inventory and a decrease in accrued expenses, offset by a decrease in accounts receivable and an increase in accounts payable.
Cash used in operating activities during the nine months ended September 30, 2023 was $88.0 million, which included net loss of $114.2 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $2.7 million of net losses resulting from a change in fair value for warrants and contingent considerations, $36.6 million in share-based compensation expense and $26.5 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $39.3 million of cash, primarily driven by an increase in accounts receivable, inventory and prepaid and other current assets.
Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $16.7 million and $103.6 million, respectively. During the period ended September 30, 2024, the decrease in cash was primarily due to the acquisition of Kinetic for $3.2 million, net of cash acquired, as well as an increase in cash used of $12.5 million for the purchase of capital expenditures. During the period ended September 30, 2023, the decrease in cash was primarily due to the acquisitions of Exalos, GEO and Silicon Radar for $95.0 million, net of cash acquired, as well as an increase in cash used of $8.6 million for the purchase of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $23.5 million, which was primarily attributed to $10.0 million of net proceeds from the issuance of the line of credit through Wells Fargo, $13.2 million of net proceeds from the issuance of common stocks through the ATM and $5.7 million of net proceeds from the issuance of a line of credit through the Bank of Ningbo Co., LTD, partially offset by $2.0 million payments on debt obligations and $4.4 million of payments on financed software.
Net cash provided by financing activities for the nine months ended September 30, 2023 was $34.2 million, which was primarily attributed to $52.0 million of net proceeds from the issuance of common stocks through the ATM, partially offset by $12.5 million payments on debt obligations, and $7.0 million of payments on financed software.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of September 30, 2024:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$17,202	$2,976	$160,000	$—	$180,178
Interest on debt obligations	1,815	14,400	6,292	—	22,507
Operating leases	565	6,234	6,443	5,100	18,342
Holdbacks payable in cash	800	—	—	—	800
Total contractual obligations	$20,382	$23,610	$172,735	$5,100	$221,827
In connection with our acquisitions (See subheading titled Liquidity and Capital Resources — Acquisitions above, we may be required to make future payments or issue additional shares of our common stock to satisfy certain earn-out requirements under the acquisition agreements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency translation exchange gain (loss) included in determining loss before income taxes was $0.7 million and $(0.1) million for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023 the foreign currency translation exchange gain included in determining loss before income taxes was $0.7 million and $0.3 million, respectively. The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2024. We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $8.5 million and $20.3 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the consolidated balance sheet at September 30, 2024 and 2023, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of September 30, 2024 as the exchange rate for U.S. dollar fluctuates against foreign currencies.

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

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) and restricted cash that totals approximately $107.2 million as of September 30, 2024.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2024.

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

Management has determined that these material weaknesses persisted as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15d during the quarter ended September 30, 2024, with the exception of the ongoing remediation efforts related to the material weaknesses described above.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates between August 15, 2024 and September 6, 2024, we issued an aggregate of 61,279 shares of Class A common stock to two ADK Minority Holders (as defined in Note 13, Noncontrolling Interest) in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the two ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, zero shares of Class V common stock held by the ADK Minority Holders were cancelled and 61,279 shares of ADK LLC units were exchanged to Class A common stock.
On September 27, 2024 in connection with the acquisition of Exalos AG, the Company issued 610,975 shares of its Class A common stock to settle the release of the adjustment holdback.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 7, 2024 in connection with the acquisition of Exalos AG, the Company issued 2,845,243 shares of our Class A common stock as payment for the first tranche of contingent consideration that was due upon achievement of a revenue-based target for the 12-month period ending on September 30, 2024. The securities were issued by the Company in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended.
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

INDIE SEMICONDUCTOR, INC.

November 8, 2024	By:	/s/ Kanwardev Raja Singh Bal
		Name:	Kanwardev Raja Singh Bal
		Title:	Chief Financial Officer, Executive Vice President & Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)