Form 10-K
period 2024-12-31
indie Semiconductor, Inc.
filed 2025-03-03
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of $6.17 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Stock Market LLC, was approximately $955.6 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s Class A and Class V common stock as of February 24, 2025, was 190,823,230 (excluding 1,725,000 Class A shares held in escrow) and 17,671,247, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (the “2025 Proxy Statement”) for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

None.

Auditor Firm ID:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, CA

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in or implied by such forward-looking statements as a result of various factors, including among others, the following: macroeconomic conditions, including inflation, rising interest rates and volatility in the credit and financial markets; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company has made or may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; current and potential trade restrictions and trade tensions; including the recent trade and tariff actions taken or proposed by the U.S. government affecting the countries where we operate; armed conflict and political or economic instability in the Company’s target markets and additional factors disclosed under “Risk Factors” in Part I, Item 1A herein, as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

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

PART I
ITEM 1. BUSINESS
Company Overview

indie offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), driver automation, in-cabin, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning light detection and ranging (“LiDAR”), radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and automated vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world.

Through innovative analog, digital and mixed-signal integrated circuits (“ICs”) with software running on the embedded processors, we are developing a differentiated, market-leading portfolio of automotive products. Our technological expertise, including cutting-edge design capabilities and packaging skillsets, together with our deep applications knowledge and strong customer relationships, have enabled us to cumulatively ship over 400 million semiconductor devices since our inception.

Our go-to-market strategy focuses on collaborating with key customers and partnering with Tier 1s via aligned product development, in pursuit of solutions addressing the automotive industry’s highest growth applications. We leverage our core capabilities in system-level hardware and software integration to develop highly integrated, ultra-compact and power efficient solutions. Further, our products meet or exceed the quality standards set by the multitude of global automotive manufacturers who utilize our devices today.

With a global footprint, we support leading customers from our design and application centers located in North and South America, Middle East, Asia and Europe, where our local teams work closely on their unique design requirements.

Recent Acquisitions and Transactions
Kinetic Technologies
On January 25, 2024 (the “Deal Closing Date”), indie and ADK LLC completed its acquisition of Kinetic Technologies, LLC (“Kinetic”). The acquisition was consummated pursuant to an Asset Purchase Agreement (the “APA”) to acquire certain research and development personnel, intellectual property and business properties from Kinetic, in support of a custom product development for a North American electric vehicle original equipment manufacturer (“OEM”). The closing consideration consisted of (i) $3.2 million in cash as the initial cash consideration, net of an adjustment holdback amount of $0.5 million and an indemnity holdback amount of $0.8 million, payable after the 18-month anniversary of the Deal Closing Date in shares of Class A common stock, par value $0.0001 (the “Class A common stock”), (ii) $2.3 million of contingent consideration, payable in cash or Class A common stock, subject to achievement of certain production based milestones 24 months after the Deal Closing Date, and (iii) $2.3 million of contingent consideration, payable in cash or Class A common stock, subject to achievement of a revenue based milestone 12 months after the Deal Closing Date. The purchase price is subject to working capital and other adjustments as provided in the APA.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock and having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexible access it provides to the capital markets. As of December 31, 2024, and since the inception of the program, indie raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10, incurred issuance costs of $1.9 million, and had approximately $59.8 million available for future issuances under the ATM Agreement.

During the year ended December 31, 2024, indie raised gross proceeds of $53.1 million and issued 5,219,500 shares of Class A common stock at an average per-share sales price of $10.18. For the year ended December 31, 2024, indie incurred total issuance costs of $1.1 million.

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

Historically, growth in the semiconductor industry has been driven by content expansion in computing, mobile and consumer electronics. However, research analysts anticipate that as each of these markets approaches saturation, the automotive sector will become one of the fastest growing opportunities. Specifically, according to S&P Global Mobility, the global automotive semiconductor market, which was valued at $80 billion in 2023, is projected to reach $149 billion by 2030.

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

While semiconductors have always comprised the core building blocks of automotive electronic systems and equipment, recent technological advances have substantially increased their features, functionality and performance. Today, they support enhanced user interfaces and in-cabin experiences, enable driver and road safety sensing, and support powertrain electrification — all with reduced footprints, lower cost, and cognizant of power consumption. These innovations have resulted in significant growth opportunities spanning diverse end markets and applications.

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

Regarding electrification, S&P Global Mobility forecasts a 20% EV compounded annual growth rate (“CAGR”), with total annual EV production growing from 12 million in 2023, to 41 million in 2030, representing greater than 40% of all new light vehicle production. These forecast volumes are driven in part by increasing global governmental mandates to decarbonize road transportation which contributes over 15% of total greenhouse gases (“GHG”) according to the International Energy Agency, but also by improved consumer awareness and preference for low carbon vehicle options. While the state of California has been a global leader in this through its Low-Emission Vehicle (“LEV”), GHG and Zero-Emission Vehicle (“ZEV”) regulations and criteria, there is accelerating international momentum to address the climate change impact of vehicles through global forums such as the United Nations Conference of the Parties (“COP”). At the most recent COP29 in November 2024, the Zero Emissions Transition Council reported the latest progress and areas for redoubling global efforts. These collective initiatives, commitments and regulations – enabled by semiconductor technologies — will drive global EV uptake, reduce harmful emissions and benefit society as a whole. According to S&P Global Mobility, the semiconductor value to support this global drivetrain electrification is expected to grow at a 13% CAGR, from $11 billion in 2023, to $27 billion in 2030.

In parallel to the rapid electrification of vehicles, global ADAS system deployments are expected to increase substantially, driven in part by mandates for increased vehicle safety features by governmental bodies such as the European Commission and the National Highway Traffic Safety Administration (“NHTSA”) in the United States. Better consumer safety awareness and demand created by safety assessment initiatives such as the European and U.S. New Car Assessment Programs (“NCAP”) have also directly influenced vehicle OEMs to incorporate minimum levels of crash safety and mitigation into new vehicles since 1979. These safety technology initiatives have evolved over time to include sophisticated semiconductor-enabled ADAS and automation capabilities such as Automatic Electronic Braking (“AEB”), Lane Keeping Assist (“LKA”), speed assistance and forward collision warning and, most recently, driver and occupant monitoring (“DMS”, “OMS”), in order for a vehicle to be awarded a 5-star rating. With these global safety rating programs and governmental regulation, auto manufacturers are delivering more safety features to customers, and the ADAS ECU market size is expected to grow from $19 billion in 2023 to reach $41 billion by 2030, with corresponding semiconductor content of $13 billion to $26 billion, respectively, or a 10% CAGR, according to S&P Global.

In addition to electrified vehicle drivetrains and new safety features driving semiconductor content value in vehicles is the demand for improved in-cabin UX. In-cabin UX used to be synonymous with the in-vehicle infotainment (“IVI”) system, but today UX is defined by much more than IVI; consumers want intuitive, informative, connected and engaging interactions with their vehicle as they have become accustomed to with their portable consumer devices, but they also want enhanced convenience, utility, comfort and customizability of the cabin to their personal preferences, the nature of the journey or even the driver’s mood. Interior lighting, device power delivery, wireless charging, device-to-IVI interfacing, display and connected car networking and a multitude of utility and comfort functions enabled by small motors (such as electric seats, seat ventilation, air-conditioning vents, etc.) contribute to the wider in-cabin UX, and all require semiconductor-enabled electronics. S&P Global forecasts that the semiconductor content value for in-cabin UX, which includes IVI, connectivity and body and convenience functions, will reach $53 billion in 2030, representing a 7% CAGR from $33 billion in 2023.

indie’s growth opportunity is not dependent upon global automotive vehicle production volumes, but rather on the increased levels of semiconductor content that are required in vehicles to support the growing deployment of safety and automation systems, enhanced user experiences and electrification applications as introduced above.

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

•Positioned in the highest growth areas. Our products serve three types of automotive applications: safety systems, user experience (including connected car) and electrification. According to S&P Global, these key applications are projected to grow the total automotive semiconductor opportunity from $80 billion in 2023 to $149 billion by 2030, substantially outpacing the total global semiconductor market growth, and representing a significant addressable market for indie.

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

Company Strategy

We are dedicated to offering our customers a comprehensive portfolio of automotive technology solutions. We focus on designing and delivering the technologies that enable three key automotive dynamics: safety systems, enhanced in-cabin user experience and electrification. Core tenets of our strategy include:

•Enabling diverse, high growth applications. Our system-on-chip solutions are at the epicenter of a diverse set of emerging applications including radar, LiDAR, vision, wireless charging, wired power delivery, interior and exterior lighting, device-to-IVI interfacing, high-speed video and data transport, augmented reality head-up-displays (“HUD”), power management and small motor control.

•Delivering on existing wins and extending product reach. Our products currently support multiple Tier 1 automotive supplier platforms. In the medium term, we plan to deliver expanded radar, LiDAR and vision solutions and bring Artificial Intelligence (“AI”) and Machine Learning (“ML”) processor acceleration capabilities into these applications.

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

•Driving margin expansion through innovative designs and development. We intend to expand our margins through the design and development of new, more highly integrated solutions. Our engineering teams develop architectures to improve performance and efficiency while reducing the size and cost of the chip as well as the need for multiple discrete devices. We take a system-centric approach to developing products that solve integration, power and footprint challenges for our customers.

•Pursuing selective acquisitions. Since our IPO, we have completed multiple acquisitions. We continually assess and plan to selectively pursue inorganic opportunities that are complementary to our existing technologies and portfolio of products and/or accelerate our growth initiatives.

Company Products and Solutions

Our current products include devices for a multitude of automotive applications spanning vision and radar processors, in-cabin wireless charging and USB power delivery, device interfacing through Apple CarPlay and Android Auto, high-speed video and data connectivity, and LED lighting and small motor controllers for interior and exterior comfort and utility applications. New products under evaluation or development include LiDAR, cybersecurity-enabled microcontrollers and sensor fusion processors leveraging our broad multi-sensor processing expertise supporting the diverse range of applications shown below.

Ultrasonic Sensors
• Parking assist
• Parking systems
RADAR Sensors
• Audio assistance
• Reverse info
Front Cameras
• Vehicle detection
• Collision avoidance
• Sign reading
Side / Inside Cameras
• Blind spot assist
• Lane change assist
• Driver behavior monitoring
LiDAR
• Distance and speed detection
• Obstacle detection
• Collision avoidance
• Emergency brake system
Long Range RADAR
• Audio assistance
• Obstacle detection
• ACC Stop and Go

We have deep design experience and capabilities in core technologies, allowing us to deliver leading-edge automotive architectures. Our capabilities include, but are not limited to:

•system engineering, optimization and partitioning;
•mixed-signal and RF design;
•analog and power management;
•digital design;
•Digital Signal Processors (“DSP”) and Arm®-based Microcontrollers (“MCU”); and
•optical component and photonics technology

In addition, embedded software is a cornerstone of virtually all of indie’s products. We utilize automotive grade software solutions and Arm 32-bit processors. Through our proprietary design flow, we also enable algorithm development and co-development with hardware.

Photonics Products and Solutions

Our Photonics division designs, manufactures and integrates innovative photonic components and sub-systems on various technology platforms, including fiber Bragg gratings (“FBG”), low-noise lasers, athermal and tunable packaging, leveraging low-noise and high-speed electronics. These components are ideal for integration into solutions for high-performance laser systems, optical sensing (including automotive LiDAR, HUD and gyroscopes) and adjacent mobility markets.

Manufacturing

Other than specific FBG and semiconductor laser-based products offered by our Photonics division, indie continues to utilize a fabless business model, working with a network of third parties to manufacture, assemble and test our products. This approach allows us to focus our engineering and design resources on our core competencies and to control and reduce our fixed costs and capital expenditures.

Wafers, which are the fundamental components of our devices, are manufactured by multiple third-party foundries. Our primary foundry partners are X-FAB, HHGrace, TSMC and Global Foundries. We contract with X-FAB for mixed signal and high voltage foundry. HHGrace provides us deeper sub-micron capabilities with embedded Flash Memory. We use TSMC and Global Foundries as our foundry partners for several process technologies, including advanced nodes. We dual source packaging at ASE, ATX and Hana Semiconductor. We use test services from Sigurd and Terepower. Having several sources and partners provides us with enhanced security of supply. On a case by case basis, we may also work with alternative suppliers to maximize cost, schedule or customer supply chain preferences.

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

We often work with customers that have a leading market share in a given application, and we deliver unique, tailor-made software and hardware solutions. Given automotive product cycles, we are typically in production with customers for more than seven years with a single design. Through our customer collaboration at the research and development level, our team members are often integrated into a customer’s technology selection and design processes, a key aspect in indie’s winning track record of repeat business.

Since our inception, we have shipped over 400 million devices to customers and our products are powering solutions in multiple automotive suppliers. By establishing a trusted relationship with the industry’s leading suppliers, indie is well positioned to gain a growing share of new automotive solutions.

Revenues for the years ended December 31, 2024, 2023 and 2022 include sales to Aptiv, a leading Tier 1 automotive supplier, which represented approximately 9%, 15%, and 37% of total revenue, respectively. The loss of this customer would have a material impact on our consolidated financial results.

Research and Development Strategy

We have invested a significant amount of time and expense into the design and development of our products and the associated software. Our engineering teams deliver innovative mixed-signal solutions with a focus on meeting our customers’ performance requirements.

As an automotive-focused company, we believe that our future success depends on our ability to rapidly develop and introduce differentiated products. Our goal is to continually improve both our existing portfolio, while simultaneously introducing new solutions in order to create value for our customers. To outpace market growth, we seek to invest in opportunities that will help extend our product reach, with an emphasis on the industry’s fastest growing segments. Our attention to meeting or exceeding the stringent automotive safety and reliability requirements is fundamental to our research and development process.

To that end, we regularly review our investments to ensure alignment with our growth and profitability goals and make necessary changes in the allocation of resources as needed. In 2024, we spent approximately 81% of our revenues on research and development as we expand product development activities in support of pent-up customer demand.

Our research activities are principally conducted at our headquarters in Aliso Viejo, California and we have design centers and sales offices in Austin, TX; Detroit, MI; San Jose, CA; Córdoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Rabat, Morocco; Haifa and Tel Aviv, Israel; Quebec City and Toronto, Canada; Tokyo, Japan; Seoul, South Korea; Schlieren, Switzerland and several locations throughout China.

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

Our dedication to our customers begins with a commitment to design, produce and deliver the highest quality products that meet or exceed the performance levels required for each application. We encourage our customers to frequently visit both our design centers and our manufacturing partners to ensure that the processes and quality meet the standards they have come to expect. We are ISO9001 and ISO26262 certified (including achieving ASIL-D, the highest automotive safety integrity level), compliant to IATF16949 and intend to pursue further relevant certifications.

Intellectual Property

The core strengths of our business are our intellectual property portfolio and engineering experience, both of which guide product development activities and our approach to patent filings.

Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies. In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable. We have over 350 issued patents protecting a number of core technologies, and over 200 pending patent applications, but we do not rely on any particular patent or patents for our success and have instead relied on our know-how and trade secrets. We also rely on a combination of non-disclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology and processes. Our issued patents will expire between 2025 and 2043.

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

Corporate Responsibility and Sustainability

We believe responsible and sustainable business practices support our long-term success. As a company, we are committed to protecting and supporting our people, our environment, and our communities. This commitment is reflected through our day-to-day activities, including the adoption of socially responsible policies and procedures, our focus on fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful management of our supply chain, our products which help enhance road safety, and our ethics and compliance program. Our on-going commitment and progress in this area is documented in our Environmental, Social and Governance (ESG) Report, published annually and available on our website.

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

Employees

As of December 31, 2024, we had approximately 920 full time employees. None of our employees or contract workers are represented by a labor union.

Information about Our Executive Officers

Names, titles, biographies, as well as ages as of January 31, 2025 of our executive officers are as follows:

Name	Age	Position
Donald McClymont	56	Chief Executive Officer and Director
Ichiro Aoki	60	President and Director
Kanwardev Raja Singh Bal	49	Chief Financial Officer, Executive Vice President and Chief Accounting Officer
Michael Wittmann	54	Chief Operating Officer

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

Kanwardev Raja Singh Bal, serves as indie's Chief Financial Officer, Executive Vice President and Chief Accounting Officer since November 2024. In this role, Mr. Bal leads indie’s accounting and finance operations, and oversees financial reporting, tax, global treasury and internal control activities. From June 2024 to November 2024, Mr. Bal served as indie's acting Chief Financial Officer. From December 2022 to June 2024, Mr. Bal served as indie's Chief Accounting Officer leading the Company's accounting and finance operations. From January 2020 to December 2022, Mr. Bal served as indie's Senior Vice President - Finance and Controller. Prior to joining indie in January 2020, Mr. Bal served as Operating Partner and Chief Financial Officer for True North Venture Partners and its wholly-owned portfolio companies from October 2017 to December 2019 and as Vice President and Chief Financial Officer for GT Advanced Technologies between January 2014 and October 2017. Prior to this, Mr. Bal served as Corporate Controller and Treasurer for Skyworks Solutions, where he held finance roles with increasing responsibility. He previously held finance positions with Lucent Technologies and Ernst & Young. Mr. Bal holds a CPA accounting designation, a Master of Management Analytics from Queen’s University’s Smith School of Business, and a Bachelor of Commerce degree from the University of Ottawa's Telfer School of Management.

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
•A downturn in the automotive market could significantly harm our financial results.
•If significant tariffs or other trade restrictions are placed on our products or third-party suppliers, our revenue and results of operations may be materially harmed.
•We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations.

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
•We may not have sufficient funds to repay the indebtedness and repurchase Convertible Notes or make cash payments upon conversions thereof.
•Provisions in the indentures for the Convertible Notes may deter or prevent a business combination that stockholders may consider favorable.
•The accounting method for reflecting the Convertible Notes may adversely affect our reported earnings and financial condition.
•The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
•The capped call transactions relating to the 2029 Notes may affect the value of the 2029 Notes and our common stock.
•We are subject to counterparty risk with respect to the capped call transactions related to the 2029 Notes.
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

The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result, and have in the past resulted (including as a result of global and geopolitical events) in substantial declines in semiconductor demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Such downturns result from a variety of market forces including constant and rapid technological change, shifting domestic and international regulations and policies, quick product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. We believe the semiconductor industry recently suffered a downturn due in large part to adverse macroeconomic conditions. This downturn has negatively affected, and may continue to have an adverse effect on, our business and operating results. Conversely, significant upturns could render us unable to satisfy demand in a timely and cost-efficient manner, if at all, and could result in increased competition for access to third-party foundry, assembly and testing capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable suppliers or other subcontractors to respond effectively to changes in demand for our existing products or to the demand for new products. Accordingly, our business, financial condition and results of operations could be materially and adversely affected.

The semiconductor industry is highly competitive. If we fail to introduce new or enhanced technologies and products that meet evolving standards for quality in a timely manner, or otherwise compete effectively with our competitors, it could adversely affect business.

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
Our sales are made primarily to Tier 1 suppliers. A downturn in the automotive market could significantly harm our financial results.

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

If significant tariffs or other trade restrictions are placed on our products or third-party suppliers, our revenue and results of operations may be materially harmed.

Most of our revenue has been generated from sales of products to a location outside of the U.S. Additionally, we rely on third-party manufacturers located outside of the U.S. with a majority located in Asia. Moreover, we have material operations and relationships in China, including an interest in Wuxi indie Microelectronics Technology Co., Ltd. (“Wuxi”), a partially-owned Chinese subsidiary. Since the beginning of 2018, there have been several instances of U.S. tariffs on Chinese goods, some of which prompted retaliatory Chinese tariffs on U.S. goods. Recently, in February 2025, the U.S. government announced a 10% tariff on product imports from China. If enacted, these tariffs could lead to further potential retaliatory tariffs on U.S. goods and escalate trade disputes in China.

Additional and threatened changes in U.S. trade measures may also affect trade involving other countries as well, including Mexico, Canada, Taiwan, and member countries of the European Union. For example, in February 2025, the U.S. government announced a 10% tariff on imports from China and a 25% tariff on imports from Mexico and Canada with immediate effect and a 10% tariff on steel and aluminum imports effective March 2025. Although the tariffs on Mexico and Canada have been temporarily delayed pending further negotiations between these countries, U.S. and Mexico or the U.S and Canada may be unable to reach long-term agreements. The U.S. government has also threatened tariffs against Taiwan that could specifically target imports of semiconductor products, which, if imposed, could seriously and negatively affect our business and the U.S. economy overall. In the event that future tariffs are imposed on imports of our products or on our third-party manufacturers, or that China or other countries take retaliatory trade measures in response to existing or future tariffs or other trade restrictions, or that the U.S. imposes further restrictions on trade with China, our business may be impacted, and we may face increased costs in our supply chain, and may not be able to sell our products to customers in China or other countries where we do business, any of which could materially harm our revenue or operating results. See also “Risks Related to Doing Business in China” below.

We are a global company, which subjects us to additional business risks including logistical and financial complexity and political instability.

We have established international subsidiaries to support our activities globally, including in Greater China. During fiscal 2024, the percentage of our revenues derived from products shipped outside of the U.S. was approximately 82% (and the revenue associated with products shipped to Greater China was 45%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

•complexity and costs of managing international operations and related tax obligations;
•geopolitical uncertainty or governmental actions, including trade restrictions, tariffs, export controls, quotas and other trade barriers between the U.S. and Greater China, along with other countries; and
•difficulties related to the protection of our intellectual property rights in some countries.

We depend on third parties and their technology to manufacture, assemble, test and/or package our products, which exposes us to risks that may harm our business.

We do not have our own wafer fab manufacturing facilities. Therefore, we rely on third-party subcontractors to manufacture the products we design. We also currently rely on third-party assembly subcontractors to assemble and package the chips provided by the wafers for use in final products. Additionally, we rely on these subcontractors for a substantial portion of the testing requirements of our products prior to shipping. We expect utilization of third-party subcontractors to continue in the foreseeable future. The cyclical nature of the semiconductor industry drives wide fluctuations in available capacity at third-party subcontractors. We may be unable to obtain adequate foundry, assembly or test capacity from our third-party subcontractors to meet our customers’ delivery requirements even if we adequately forecast customer demand.

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

There can be no assurance that the revenues projected in our strategic backlog or design win pipeline will be realized or, if realized, will result in profits. Our strategic backlog estimates represent the revenue we expect to recognize from product orders within the next ten years. The estimate of our strategic backlog requires substantial judgment and is based on a number of assumptions, including management’s current assessment of customer and third-party contracts that exist as of the date the estimate is made, as well as revenues from expected contract renewals and/or expected design wins, to the extent that we believe that recognition of the related revenue will be realizable within the next ten years. Although we believe the assumptions underlying our strategic backlog estimate are reasonable, they are not guarantees and we can give no assurance that we will recognize the revenues reflected in the strategic backlog estimate. A number of factors could result in actual revenues being less than the amounts reflected in strategic backlog. Our customers or third-party partners may attempt to renegotiate or terminate their contracts for a number of reasons, including competitor offerings, mergers, changes in their financial condition, or general changes in economic conditions within their industries or geographic locations. In addition, even where a contract proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor contract performance could increase the cost associated with a contract. Delays, suspensions, cancellations, payment defaults, scope changes and poor contract execution could materially reduce or eliminate the revenues and profits that we actually realize from our strategic backlog. Accordingly, there can be no assurance that contracts, renewals or expected design wins included in strategic backlog will actually generate the predicted revenues or profits. Additionally, because strategic backlog estimates are operating metrics, the estimates are not required to be subject to the same level of internal review or controls as a U.S. generally accepted accounting principles (“GAAP”) financial measures and actual results may prove to be materially different than estimated.
We may pursue mergers, acquisitions, investments and joint ventures, which could adversely affect our results of operations.

Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhance our market coverage or technological capabilities. We expect to engage in future acquisitions; however, there can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful. Any acquisitions or strategic ventures we undertake involve risks and uncertainties, including but not limited to:

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

Future growth could strain our resources, management, information and telecommunication systems and operating and financial controls. To manage future growth effectively, we must be able to improve and expand our systems and controls, which we may not be able to do in a timely or cost-effective manner. A failure to manage any growth we may experience, including in our global operations, or improve or expand our existing systems and controls, or unexpected difficulties in doing so, could harm our business and results of operations.
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
A substantial portion of our revenue is derived from top customers. We cannot guarantee that we will be able to generate similar levels of revenue from our largest customers in the future. If one or more of these customers substantially reduces their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations. For example, sales to Aptiv, a leading Tier 1 automotive supplier, represented approximately 9%, 15% and 37% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. The loss of this customer would have a material adverse impact on our consolidated financial results. However, as we continue to grow our customer base organically and through business combinations, the revenue concentration with Aptiv has decreased over time.
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

Our net sales and profitability depend significantly on general economic conditions and the demand for the end products in the markets in which our customers compete. A decline in end-user demand can affect the need that customers have for our products, as well as the ability of customers to obtain credit or meet their payment obligations to us, and may increase the likelihood of customers canceling or deferring existing orders. Current and continued inflationary conditions have led, and may continue to lead to rising prices or elevated or rising interest rates, which has had, and could continue to have a dampening effect on overall economic activity and consumer demand for automotive products and could result in reduced demand for our products. Other adverse changes in economic conditions, including any recession, economic slowdown or disruption of credit markets, may also lead to lower demand for our products. Volatile and uncertain economic conditions can make it difficult to accurately forecast and plan future business activities. This could result in an oversupply of products relative to customer demand. Uncertain general economic conditions, geopolitical factors, such as ongoing or new trade disputes between the United States and China and other countries in which we do business, armed conflict, such as the ongoing conflicts in the Middle East and Ukraine, and public health crises, such as the COVID-19 pandemic, may also cause weakness in demand and pricing for semiconductors across applications, and excess inventory resulting in downturns in the semiconductor industry.

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

Our business may be impacted by natural disasters, labor strikes, terrorism, war, intensified political unrest, or public health crises, which could disrupt our operations, or those of our suppliers or contract manufacturing facilities, disrupt our distribution channels or supply chains, delay new production and shipments of existing products or result in costly repairs, replacements or other costs, all of which would negatively impact our business. For example, the recent conflict in the Middle East created global political and economic uncertainty, which may impact to our business, customers, suppliers, employees and operations in Israel, the Middle East and elsewhere. Such events may also result in significant increases in the prices of raw materials used for manufacturing processes. Furthermore, any disaster affecting our customers (or their respective customers) may significantly negatively impact the demand for our products and therefore our revenue. Our offices in California, the production facilities of third-party wafer suppliers, integrated circuit testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. In addition, we rely heavily on internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruptions. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows. There is also increasing concern that climate change may cause a rising number of these natural disasters with potentially dramatic effects on human activity.

In addition, public health crises and the efforts to control such crises, have impacted, and could in the future impact our workforce and operations, and those of our customers, suppliers and logistics providers. We experienced disruption to parts of our global semiconductor supply chain and disruptions in commercial transportation infrastructure that resulted in increased customer order lead times as a result of the COVID-19 pandemic, and future public heath crises could have a similar impact on our operations. The degree to which future public health crises ultimately impacts our business and results of operations depend on many factors beyond our control and cannot be predicted.

Risks Related to Regulatory Compliance and Legal Matters

Our failure, or the failure of our customers or suppliers, to comply with the large body of laws and regulations to which we are subject could have a material adverse effect on our business and operations.

We are subject to regulation by various governmental agencies in the United States and other jurisdictions in which we operate. These include traditional automotive quality standards and regulations as well as international trade regulations, such as trade barriers, tax regulations, import and export regulations and sanctions. Our failure to comply with any applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, damages, penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially and adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and financial resources. Furthermore, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations.
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
We, and our customers or suppliers, are subject to export restrictions and laws affecting trade and investments that could materially and adversely affect our business and results of operations.
We are subject to U.S. laws and regulations that could limit and restrict the export of some products and services and may restrict transactions with certain customers, suppliers, business partners and other persons, including, in certain cases, dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies and in other circumstances we may be required to obtain an export license before exporting the controlled item. Where export license requirements are imposed, there can be no assurance that the U.S. government will grant licenses to permit the continuation of business with these customers. Compliance with these laws and regulations could materially limit operations or sales, which would materially and adversely affect our business and results of operations.

Our customers or suppliers could also become subject to additional U.S. regulatory scrutiny or export restrictions. For example, in May 2019, the U.S. president issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. Additionally, the U.S. government continues to expand controls enacted in October 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing to certain countries, Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, or impact our suppliers who may utilize facilities or equipment described in these controls.
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
In order to comply with environmental laws, occupational health and safety laws and regulations, and conflict minerals regulations, we may need to modify our activities or incur substantial costs, liabilities, obligations and fines, or require us to have suppliers alter their processes.
The semiconductor industry is subject to a variety of international, federal, state, local and non-U.S. laws and regulations governing materials used in products and the manufacturing process, pollution, environmental protection and occupational health and safety. Compliance with current or future product manufacturing, environmental and occupational health and safety laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm business. Product manufacturing, environmental and occupational health and safety laws and regulations have tended to become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm business.
The U.S. Congress has enacted laws, and the SEC has adopted rules regarding enhanced disclosure requirements for companies that use specified minerals known as “conflict minerals” in their products. Some of these metals are commonly used in semiconductor devices, including our products. These SEC rules require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have numerous foreign suppliers, many of whom are not obligated by law to investigate their own supply chains. As a result, we incur costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is with third parties, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures we implement. We may also face difficulties in satisfying our customers if they require that we prove or certify that our products are “conflict-free.” Key components and parts that can be shown to be “conflict-free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may discontinue purchasing from us. Any of these outcomes could adversely impact our business, financial condition or operating results.
Additionally, companies across many industries are facing expanding mandatory and voluntary reporting, diligence, and disclosure on environmental, social, and governance (“ESG”) topics such as climate change, carbon emissions, water usage, waste management, human capital, forced labor, and risk oversight, may expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We expect these rapidly changing laws, regulations, policies, interpretations, and expectations, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and risk management programs, which could have a material adverse effect on our business, results of operations, and financial condition. If our ESG practices and disclosures do not meet the expectations and standards of our stockholders, customers, and other industry stakeholders, our reputation and business activities also may be negatively impacted.
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

A portion of our operations is conducted through Wuxi and a substantial portion of our consolidated revenues was generated from product sales with a final shipping destination in China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

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

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China, or how our China subsidiary is treated as a company that is controlled by a U.S. company. and could have a material adverse effect on our business, the business of our China subsidiary and the value of our common stock.

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

Cybersecurity incidents involving our information systems and networks could result in the misappropriation of proprietary information and technology. Although we have taken steps to protect the security of our information systems and networks and the data maintained in those systems and networks, we may experience cybersecurity incidents of varying degrees. It is possible that our current information systems and cybersecurity risk management processes, safety and security measures will not prevent against improper access, data loss, disclosure of proprietary information, or business disruptions in the event of a cybersecurity incident. We continue to develop our cybersecurity risk management processes, including hiring additional personnel and implementing tools, to address an increasingly complex cybersecurity threat landscape, but we cannot assure you that our safety and security measures will prevent all cybersecurity incidents and we may not have sufficient resources to adequately protect against, or to investigate and remediate against all cybersecurity incidents. Additionally, external events, like the conflict between Russia and Ukraine and increased trade tensions between the U.S. and China can increase the likelihood of cybersecurity incidents. There can be no assurance that any cybersecurity incident will not have a material impact on our operations and financial results. There are many evolving risks to cybersecurity, data protection and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. In the event of a security breach or other cybersecurity incident, we, our customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to reputation, and other financial loss.

The cost and operational consequences of responding to security breaches and other cybersecurity incidents and implementing remediation measures could be significant. We could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection.

Further, we rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other similar functions. These third parties may suffer unexpected power losses or computer system or data network failures that negatively impacts the systems or solutions on which we rely. If our third-party service providers also experience a security incident or other type of interruption or if an unexpected flaw or failed software update related to third-party software used in our information systems occurs, even if inadvertent, our information systems may become disabled or inaccessible and access to our data and other business information may be limited, which could materially disrupt our operations.
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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to establish and periodically evaluate procedures with respect to our internal controls over financial reporting. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting and Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, our stakeholders could lose confidence in our financial reporting, which could adversely affect the results of our business and our enterprise value. For example, in connection with our assessment of internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of December 31, 2023. The deficiencies above led to certain misstatements which were corrected prior to the issuance of the current year financial statements. These material weaknesses create a reasonable possibility that material misstatements to our consolidated financial statements may not be prevented or detected in a timely manner. Although these material weaknesses were remediated as of December 31, 2024, we cannot assure that additional material weaknesses will not arise in the future. Any failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on the market for our business, financial condition and results of operations.
We undertake significant efforts to strengthen our processes and systems and adapt them to changes as our business evolves, including with respect to being a publicly traded company. This continuous process of maintaining and adapting our internal controls is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will provide adequate control over our financial processes and reporting. Furthermore, as our business evolves, and if we expand through acquisitions of other companies, make significant investments in other companies or enter into joint development and similar arrangements, our internal controls may become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in the future, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our enterprise value.
We incur significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.
As a public company, we incur significant legal, accounting, administrative and other costs and expenses. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose various reporting and other obligations on public companies. These public company rules and regulations requires our management and other personnel to devote a substantial amount of time to compliance with these obligations. Moreover, these rules and regulations contribute to increased legal and financial compliance costs and make some activities costly, including activities associated with meeting SEC reporting requirements. These increased costs, which have included expanding our employee base and hiring additional employees to support our operations as a public company, require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. It is also expensive to maintain director and officer liability insurance. Risks associated with our status as a public company may also make it more difficult to attract and retain qualified persons to serve on the Board of Directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs. Furthermore, if any issues in complying with those requirements are identified, we have in the past, and could in the future, incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it.
Risks Related to Our Indebtedness
Our existing and future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2024, our total consolidated indebtedness was $381.3 million. We may also incur additional indebtedness to meet future financing needs. We may be subject to debt covenants and payment obligations that may limit our ability to operate our business. Any outstanding indebtedness, including any additional future indebtedness, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Additionally, if we issue shares of our Class A common stock upon conversion of our 4.50% convertible notes with a principal balance of $160.0 million outstanding as of December 31, 2024 (the “2027 Notes”) and of our 3.50% convertible notes with a principal balance of $218.5 million outstanding as of December 31, 2024 (the “2029 Notes” and together with the 2027 Notes, the “Convertible Notes”), the ownership interest of our existing stockholders would be diluted. A default of our obligations regarding our debt could result in potential loss of collateral for any secured indebtedness that may be outstanding.

Our ability to meet our debt servicing obligations, including our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes, will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the Convertible Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to otherwise settle the Convertible Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes. Furthermore, the Convertible Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, and may not be able, or may not be permitted, to make distributions to enable us to make payments on the Convertible Notes or to make any funds available for that purpose.
We may not have the ability to raise the funds necessary to settle the Convertible Notes or to repurchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Holders of the Convertible Notes may require us to repurchase their respective Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the applicable Convertible Notes, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes being surrendered or converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
Provisions in the indentures for the Convertible Notes may deter or prevent a business combination that stockholders may consider favorable.

If a fundamental change (as defined in the Convertible Notes) occurs prior to the respective maturity dates, subject to certain limited exceptions, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. In addition, if a make-whole fundamental change (as defined in the Convertible Notes) occurs prior to the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Convertible Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions in the Convertible Notes could deter or prevent a third party from acquiring us even when stockholders may consider the acquisition to be favorable.
The accounting method for reflecting the Convertible Notes may adversely affect our reported earnings and financial condition.

The interest expense that we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported net income or higher reported net loss, as the case may be. In addition, we expect that the shares underlying the Convertible Notes will be reflected in our diluted earnings per share using the “if converted” method. However, if reflecting the Convertible Notes in diluted earnings per share is anti-dilutive, then the shares underlying the Convertible Notes will not be reflected in our diluted earnings per share. Accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their Convertible Notes and could materially reduce our reported working capital.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their respective Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The capped call transactions relating to the 2029 Notes may affect the value of the 2029 Notes and our Class A common stock.

In connection with the issuance of the 2029 Notes, we entered into privately negotiated capped call transactions with option counterparties. The capped call transactions cover, subject to customary adjustments substantially similar to those applicable to the 2029 Notes, the number of shares of our Class A common stock initially underlying the 2029 Notes. The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the 2029 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following issuance of the 2029 Notes and prior to the maturity of the 2029 Notes (and are likely to do so during any observation period related to a conversion of 2029 Notes or, to the extent we exercise the relevant election under the capped call transactions, following any repurchase or redemption of the 2029 Notes). This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock or the market value of the 2029 Notes at that time.

The potential effect, if any, of these transactions and activities on the price of our Class A common stock or 2029 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the capped call transactions related to the 2029 Notes.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
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
As of December 31, 2024, we have 400,000,000 shares of Class A common stock authorized, including 17,671,251 shares of Class A common stock issuable upon exchange of ADK LLC units that are held by certain indie Equity Holders, 5,000,000 shares of Class A common stock issuable upon achievement of earn-out, 4,851,844 shares of Class A common stock reserved for issuance under the Equity Incentive Plan and 3,486,188 shares of Class A common stock reserved for issuance under the 2023 Inducement Incentive Plan as described below. Additionally, in connection with our recent acquisitions, we may elect to pay certain contingent considerations due upon achievement of milestone targets in shares of Class A common stock. Our Certificate of Incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the Amended Operating Agreement permits ADK LLC to issue an unlimited number of additional limited liability company interests of ADK LLC with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the ADK LLC units, and which may be exchangeable for shares of Class A common stock. Any Class A common stock that we issue, including under the Equity Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own shares of Class A common stock.
As of December 31, 2024, 190,888,408 shares of Class A common stock have been issued.
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

As of December 31, 2024, we have not identified any risks from cybersecurity threats (including as a result of any previous cybersecurity incidents) that have materially affected our business strategy, our results of operations or our financial condition, but there can be no guarantee that we will not experience a cybersecurity incident in the future. We can give no assurance that we have detected or protected against all cybersecurity threats or cybersecurity incidents.
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

Location	Square Footage	Location	Square Footage
Aliso Viejo, California	18,000	Ontario, Canada	10,377
Austin, Texas	5,753	Quebec City, Canada	50,050
Detroit, Michigan	32,700	San Jose, California	24,209
Edinburgh, Scotland	5,328	Schlieren, Switzerland	11,108
Frankfurt (Oder), Germany	10,646	Shanghai, China	5,162
Haifa, Israel	6,749	Suzhou, China	6,841
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
Our Class A Common Stock is listed on the Nasdaq Capital Market under the symbol “INDI”.
(b) Holders of Common Stock
As of February 24, 2025, there were approximately 176 holders of record of our Class A common stock, which include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
(c) Dividends
We have not paid any cash dividends on our ordinary shares to date. The payment of any cash dividends will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future.
(d) Issuer Purchases of Equity Securities
In November 2022, our Board of Directors authorized the repurchase, from time to time, of up to $50.0 million of Class A common stock and/or warrants to purchase common stock. There were no repurchases of common stock made during the three months ended December 31, 2024. As of December 31, 2024, $42.6 million of the approved balance remains available for future repurchases.
(e) Unregistered Sales of Equity Securities and Use of Proceeds
On various dates between October 12, 2024 and December 16, 2024, the Company issued an aggregate of 433,278 shares of its Class A common stock to three ADK Minority Holders in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the two ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 373,081 shares of Class V common stock held by the ADK Minority Holders were cancelled and 60,197 shares of ADK LLC units were exchanged for Class A common stock.
On November 6, 2024 in connection with the acquisition of Exalos AG, we issued 2,845,243 shares of our Class A common stock as payment for a portion of contingent consideration due upon achievement of certain Exalos AG revenue-based targets. The securities were issued by the Company in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended.
On December 17, 2024 in connection with the acquisition of Geo Semiconductor, Inc., we issued 1,015,621 shares of our Class A common stock as payment for a portion of contingent consideration due upon achievement of certain Geo Semiconductors, Inc. revenue-based targets. The securities were issued by the Company in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended.
(f) Performance Graph
The following graph and table compare our stock performance to three stock indices since June 10, 2021, our first trading day, assuming $100 investment was made:

	6/11/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
indie Semiconductor, Inc.	$100	$111	$54	$75	$37
Nasdaq Capital Market Composite	$100	$82	$46	$41	$40
PHLX Semiconductor Sector	$100	$123	$79	$130	$155
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

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Hungary, Germany, Scotland, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the years ended December 31,

2024, 2023 and 2022 approximately 66%, 63% and 54%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.
Execution of At-The-Market Agreement
On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of December 31, 2024, we had raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 through this program. For the years ended December 31, 2024, 2023 and 2022, we incurred total issuance costs of $0.4 million, $1.1 million and $0.4 million, respectively, in connection with the ATM Agreement.
Recent Acquisition
Kinetic Technologies
On January 25, 2024 (the “Deal Closing Date”), indie and ADK LLC completed its acquisition of Kinetic Technologies, LLC (“Kinetic”). The acquisition was consummated pursuant to an Asset Purchase Agreement (the “APA”), carving out certain assets, including R&D personnel and intellectual properties (“IP”) from Kinetic Technologies (“Kinetic”), in support of a custom product development for a North American electric vehicle OEM. The closing consideration consisted of (i) $3.2 million in cash as the initial cash consideration, net of an adjustment holdback amount of $0.5 million and an indemnity holdback amount of $0.8 million, payable after the 18-month anniversary of the Deal Closing Date in shares of Class A common stock, par value $0.0001 (the “Class A common stock”), (ii) $2.3 million of contingent consideration, payable in cash or Class A common stock, subject to achievement of certain production based milestones 24 months after the Deal Closing Date, and (iii) $2.3 million of contingent consideration, payable in cash or Class A common stock, subject to achievement of a revenue based milestone 12 months after the Deal Closing Date. The purchase price is subject to working capital and other adjustments as provided in the APA.
Impact of Macroeconomic Conditions

Current and continued inflationary conditions have led, and may continue to lead to, rising prices or rising interest rates, which has had a dampening effect on overall economic activity and consumer demand for automotive products. There continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies including tariffs. For example, on February 1, 2025, the U.S. government announced a 10% tariff on imports from China and a 25% tariff on imports from Mexico and Canada, with immediate effect and a 10% tariff on steel and aluminum imports effective March 2025. Although the tariffs on Mexico and Canada have been temporarily delayed pending further negotiations between these countries, there is no assurance that the governments will be able to reach long-term agreements. The U.S. government has also threatened tariffs against Taiwan that could specifically target imports of semiconductor products, which, if imposed, could seriously and negatively affect our business and the U.S. economy overall

The tariff actions could lead to further potential retaliatory tariffs on U.S. goods and escalate trade disputes in China and in other countries in which we do business. For example, China has responded with tariffs on certain U.S. goods. While we are still evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, these tariffs may adversely impact our revenue and cost of goods sold in the United States. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we have significant operations in China. Furthermore, the imposition of tariffs could cause a decrease in the sales of products to customers located in China, other customers selling to Chinese end users, or other global customers which could materially and adversely affect our business, financial condition and results of operations. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope and nature of the tariffs. For additional information, see “Item 1A. Risk Factors”, including the risk factor titled “If significant tariffs or other trade restrictions are placed on our products or third-party suppliers, our revenue and results of operations may be materially harmed.”

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

Results of Operations

A discussion of our results of operations for the year ended December 31, 2022, including a comparison to our results of operations for the year ended December 31, 2023, is included under “Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024.
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

Restructuring Costs

In August 2024, we initiated a plan intended to improve our operating performance (the “Plan”). The Plan consisted of actions including but not limited to, workforce and facilities reductions. Due to the size, nature and frequency of this Plan, it is fundamentally different from our ongoing productivity actions. As a result, all pre-tax charges related to such initiatives are separately reflected in Note 4 - Restructuring costs in our accompanying financial statements for more information.

Amortization for Intangible Assets Acquired from Business Combinations
As a result of the most recent business combinations, we acquired various intangible assets. The corresponding amortization expenses are included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based on their respective nature. Our acquired intangible assets with definite lives are amortized from the date of acquisition over periods ranging from two to twelve years.

Interest Income

Interest income represents cash or income earned on our cash balances and investments with certain banking institutions.

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

Income Taxes Benefits
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
Income tax benefits for the year ended December 31, 2024 are primarily related to our foreign operations. Income tax benefits for the year ended December 31, 2023 are primarily related to the tax effects of our acquisition structure of GEO and release of our valuation allowance in China.
Refer to Note 18 — Income Tax, in our accompanying financial statements for additional detail.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Fiscal Years Ended
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$202,698	94%	$195,624	88%	$7,074	4%
Contract revenue	13,984	6%	27,545	12%	(13,561)	(49)%
Total revenue	$216,682	100%	$223,169	100%	$(6,487)	(3)%
Revenue for the year ended December 31, 2024 was $216.7 million, compared to $223.2 million for the year ended December 31, 2023, a decrease of $6.5 million or 3%, which was primarily driven by a $13.6 million decrease in contract revenue and offset by a $7.1 million increase in product revenue. The increase in product revenue was due primarily to change in product mix as well as the recent acquisitions, offset by a decrease in average selling price. The decrease in contract revenue of $13.6 million or 49% was primarily due to a large multi-year non-recurring engineering project that commenced in early 2022 that is winding down in the current year towards its completion stage.

Operating Expenses

	Fiscal Years Ended
	2024		2023
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$126,373	58%	$133,606	60%	$(7,233)	(5)%
Research and development	175,112	81%	154,507	69%	20,605	13%
Selling, general, and administrative	80,945	37%	70,479	32%	10,466	15%
Restructuring costs	$4,332	2%	$—	—%	$4,332	100%
Total operating expenses	$386,762	178%	$358,592	161%	$28,170	8%
Cost of goods sold for the year ended December 31, 2024 was $126.4 million, compared to $133.6 million for the year ended December 31, 2023. The decrease of $7.2 million or 5% was primarily due to a $9.3 million decrease in product cost, offset by $2.6 million increase due to change in product shipments in connection with the increase in products sold as well as $4.5 million increase due to change in product mix. Total cost of goods sold for the year ended December 31, 2024 also included a decrease of $5.7 million in amortization related to acquired intangible assets and inventory step-up value both in connection with finalizing the opening net assets acquired from the recent acquisitions.
Research and development (“R&D”) expense for the year ended December 31, 2024 was $175.1 million, compared to $154.5 million for the year ended December 31, 2023. This increase of $20.6 million or 13% was primarily due to a $17.7 million increase in share-based compensation expense due to both increase in headcount and additional equity awards granted since the same period in prior year. Research and development expense for the year ended December 31, 2024 also included a $4.9 million increase in personnel costs due to increase in headcount to support our continued growth in research and development needs. We expect research and development expense to stabilize over time.
Selling, general and administrative expense for the year ended December 31, 2024 was $80.9 million, compared to $70.5 million for the year ended December 31, 2023. The increase of $10.5 million or 15% was primarily due to a $1.8 million increase in personnel costs due to increase in headcount, a $2.0 million increase in various office and business related expenses and a $4.8 million increase in share-based compensation expense. The increase in share-based compensation expense is due to both increase in headcount and additional equity awards granted since the same period in prior year. Total selling, general and administrative expense also included an increase of $2.1 million in amortization related to acquired intangible assets from the recent acquisitions. We expect selling, general, and administrative expense to stabilize over time.

Restructuring costs for the year ended December 31, 2024 was $4.3 million due to the restructuring plan initiated in August 2024. The restructuring plan was substantively completed as of December 31, 2024.

Other income (expense), net

	Fiscal Years Ended
	2024	2023
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$4,588	$7,801	$(3,213)	(41)%
Interest expense	(9,258)	(8,650)	(608)	7%
Gain from change in fair value of warrants	—	7,066	(7,066)	(100)%
Gain (loss) from change in fair value of contingent considerations and acquisition related holdbacks	29,041	(2,985)	32,026	(1073)%
Other expense	(400)	(1,175)	775	(66)%
Total other income (expense), net	$23,971	$2,057	$21,914	1065%
Interest income for the year ended December 31, 2024 was $4.6 million, compared to $7.8 million for the year ended December 31, 2023. The decrease of $3.2 million from the year ended December 31, 2023 was primarily as a result of lower cash balances due to multiple acquisitions in 2023 and the first quarter of 2024.
Interest expense for the year ended December 31, 2024 was $9.3 million, compared to $8.7 million for the year ended December 31, 2023. The increase of $0.6 million was primarily as a result of the addition of the 2029 Notes in December 2024.
For the years ended December 31, 2024 and 2023, we recognized gains (losses) from change from change in fair value for warrants, contingent considerations and acquisition-related holdbacks. The gains (losses) recorded represent the following:

i) Warrants: During the year ended December 31, 2023, we recognized a net gain from change in fair value of our warrants of $7.1 million, which reflected the net increase in fair value of our warrant liability since December 31, 2022 until immediately prior to the completion of our warrant exchange to Class A common stock on November 9, 2023. The net increase in fair value was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq to $4.94 per share on November 9, 2023 from $5.83 per share on December 31, 2022. The total liability as of November 9, 2023 was reclassified to Additional Paid in Capital in our consolidated balance sheet. As of December 31, 2023, there was no liability remaining on the balance sheet.
ii) Contingent considerations and acquisition-related holdbacks: During the year ended December 31, 2024, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $29.0 million, which is primarily contributed by an net gain of $31.9 million for the contingent considerations and acquisition-related holdback related to the GEO acquisition, partially offset by a loss of $3.0 million for the contingent considerations related to Exalos. During the year ended December 31, 2023, we recognized a net unrealized loss from change in fair value of our contingent considerations of $3.0 million, which is primarily contributed by unrealized gains (losses) for the contingent considerations and acquisition related holdbacks of $3.2 million, $(5.7) million and $(0.4) million for Silicon Radar, GEO and Exalos, respectively.
Other expense for the year ended December 31, 2024 was $0.4 million, compared to $1.2 million for the year ended December 31, 2023. Other expense relates primarily to the realized and unrealized foreign currency gains and losses during the year.
Income Taxes

Income tax benefits for the year ended December 31, 2024 are primarily related to our foreign operations. Income tax benefits for the year ended December 31, 2023 are primarily related to the tax effects of our acquisition of GEO and subsequent tax reorganizations.
Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations and available borrowings under our revolving credit facility and the issuance of Class A common stock under the ATM Agreement. We believe these sources of liquidity will be sufficient to meet our liquidity needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of February 28, 2025. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexible access it provides to the capital markets. During the year ended December 31, 2024, we raised gross proceeds of $19.8 million and issued $3,787,725 shares of Class A common stock at an averaged per-share sales price of $5.24 through this program. For the year ended December 31, 2024, we incurred total issuance costs of $0.4 million. As of December 31, 2024, and since the inception of the program we have raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 and had approximately $59.8 million available for future issuances under the ATM Agreement. As of December 31, 2024, we have incurred total issuance costs of $1.9 million since inception.
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
On March 29, 2024, we entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10.0 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance is due and payable in full on March 28, 2025. Interest is payable monthly beginning on May 1, 2024 through the maturity date. This line of credit required us to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo.
On September 27, 2024, Wuxi entered into a short-term loan agreement with the Bank of Ningbo Co., Ltd. with an aggregate principal balance of CNY40.0 million (or approximately $5.7 million) bearing interest of 3.50% per annum and maturing on December 27, 2024. This short-term loan was fully repaid on December 27, 2024.

On December 6, 2024, we issued $218.5 million in aggregate principal amount of our 3.50% convertible senior notes which are due in December 2029 (the “2029 Notes”). The 2029 Notes will be convertible into cash, shares of common stock or a combination of cash and common stock at our election. In connection with the 2029 Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers or their respective affiliates and other financial institutions. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of 2029 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be. We used approximately $23.4 million of the net proceeds from issuance of the 2029 Notes to pay the cost of the capped call transactions. We intend to use the remainder of the net proceeds from the issuance of the 2029 Notes for working capital and general corporate purposes, which may include potential acquisitions.
As of December 31, 2024, our balance of cash and cash equivalents, including restricted cash, was $284.5 million.

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
On January 25, 2024, we completed the acquisition of certain business properties from Kinetic through an asset purchase agreement. The closing consideration consisted of (i) $3.2 million in cash as the initial cash consideration, net of an adjustment holdback amount of $0.5 million and an indemnity holdback amount of $0.8 million, (ii) $2.3 million of total contingent considerations, payable in cash or Class A common stock, subject to achievement of certain production based milestone for the next 24 months, or through January 25, 2026, and (iii) $2.3 million of contingent considerations, payable in cash or Class A common stock, subject to achievement of certain revenue based milestones 12 months after January 25, 2024. The indemnity holdback amount is payable within five business days after the 18-month anniversary of the closing date of January 25, 2024 and is payable in shares of Class A common stock.
We expect to continue to incur net operating losses and negative cash flows from operations. We also expect our research and development expenses, general and administrative expenses and capital expenditures to stabilize over time.
The following table summarizes our consolidated cash flows for the years ended December 31, 2024 and 2023:

	Fiscal Years Ended
	2024	2023
Net cash used in operating activities	$(58,601)	$(104,385)
Net cash used in investing activities	(19,259)	(107,742)
Net cash provided by financing activities	209,334	43,567
A discussion of our cash flows for the year ended December 31, 2023 is included under “Liquidity and Capital Resources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024.

Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.
For the year ended December 31, 2024, net cash used in operating activities was $58.6 million, which included net loss of $144.2 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily consisted of (i) $67.2 million in share-based compensation expense and $39.8 million in depreciation and amortization, which are partially offset by (ii) $27.4 million of net gains resulting from a change in fair value for contingent considerations and currency forward contracts. Changes in operating assets and liabilities from operations provided $1.1 million of cash, primarily driven by an increase in inventory and a decrease in other liabilities, offset by a decrease in accounts receivable and an increase in accounts payable.
Cash used in operating activities during the year ended December 31, 2023 was $104.4 million, which included net loss of $128.8 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily consisted of (i) $43.7 million in share-based compensation expense and $31.8 million in depreciation and amortization, which are partially offset by (ii) $3.2 million of net gains resulting from a change in fair value for warrants, contingent considerations, and currency forward contracts. Changes in operating assets and liabilities from operations used $58.1 million of cash, primarily driven by an increase in accounts receivable, prepaid and other current assets and inventory.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $19.3 million. During the year ended December 31, 2024, the decrease in cash was primarily due to the acquisition of Kinetic for $3.2 million, net of cash acquired, as well as cash used of $14.3 million for the purchase of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.

Net cash used in investing activities for the year ended December 31, 2023 was $107.7 million. During the year ended December 31, 2023, the decrease in cash was primarily due to the acquisitions of Exalos, GEO and Silicon Radar for $95.0 million, net of cash acquired, as well as cash used of $12.8 million for the purchase of capital expenditures.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $209.3 million, which was primarily attributed to $195.1 million net proceeds from the 2029 Notes, which included $218.5 million gross proceeds, $9.0 million issuance cost and $23.4 million cost of capped call. We also received $19.4 million of net proceeds from the issuance of common stock through the ATM, and $10.0 million of net proceeds from the issuance of the line of credit through Wells Fargo. These cash inflows are partially offset by $8.0 million payments on other debt obligations and $5.5 million of payments on financed software.
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
Future Material Cash Obligations
Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of December 31, 2024.

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$12,583	$162,368	$218,500	$—	$393,451
Interest on debt obligations	14,847	28,788	14,981	—	58,616
Operating leases	3,994	7,695	5,923	2,821	20,433
Holdbacks payable in cash	800	—	—	—	800
Total contractual obligations	$32,224	$198,851	$239,404	$2,821	$473,300

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency translation exchange loss included in determining loss before income taxes was $0.4 million, $1.2 million, and $0.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2023 and 2024.
We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $24.7 million and $6.2 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the consolidated balance sheet at December 31, 2024 and 2023, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of December 31, 2024 as the exchange rate for the U.S. dollar fluctuates against foreign currencies.
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
Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents and restricted cash (money market funds and marketable securities purchased with less than ninety days until maturity) and restricted cash that totals approximately $284.5 million as of December 31, 2024.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of indie Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Evaluation of the fair value of developed technology intangible asset

As discussed in Note 3 to the consolidated financial statements, on September 18, 2023, the Company completed the acquisition of Exalos AG. The transaction was accounted for as a business combination. As a result of the acquisition, the Company recorded a developed technology intangible asset in the amount of $23,100 thousand based on the fair value. The fair value of this intangible asset was estimated using a relief from royalty method approach.

We identified the evaluation of the acquisition-date fair value of the developed technology intangible asset in the Exalos AG acquisition as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the acquisition-date fair value of the developed technology intangible asset, specifically the forecasted revenue growth rate and discount rate assumptions. Changes in these assumptions could have had a significant effect on the Company’s estimate of fair value. In addition, valuation professionals with specialized skills and knowledge were required to assess the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We tested the design and operating effectiveness of certain controls relating to the Company’s process to determine the fair value of the developed technology intangible asset, which included a control related to the revenue growth rate and the discount rate assumptions. We assessed the forecasted revenue growth rates by comparing them to the historical growth rates of Exalos AG and relevant publicly available market data. We assessed the Company’s ability to accurately forecast by comparing the Company’s forecasted revenue growth rates of Exalos AG to actual results since the acquisition. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by:

•developing a weighted average cost of capital (WACC) using inputs obtained from publicly available market data and comparing it to the Exalos AG WACC used by the Company

•recalculating the Company’s determination of the Exalos AG WACC

•reconciling the Company’s determination of the Exalos AG WACC to the Exalos AG weighted average return on assets and internal rate of return.

Accounting for the issuance of convertible senior notes

As discussed in Note 9 to the consolidated financial statements, in December 2024, the Company issued $218.5 million aggregate principal amount of 3.5% convertible senior notes in a private placement, including $28.5 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, Convertible Senior Notes).

We identified the evaluation of the accounting for the Convertible Senior Notes as a critical audit matter. Complex auditor judgment was required to evaluate the terms and provisions of the Convertible Senior Notes agreements. Additionally, the audit effort associated with the evaluation of management’s accounting for the Convertible Senior Notes required the involvement of professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the treasury and debt process, including a control related to management’s accounting for the Convertible Senior Notes. We read the Convertible Senior Notes agreements. We involved professionals with specialized skills and knowledge, who assisted in analyzing the key terms and provisions of the Convertible Senior Notes agreements and evaluating management’s application of the relevant accounting literature.

/s/ KPMG LLP
We have served as the Company’s auditor since 2017.
Irvine, California
February 28, 2025
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
indie Semiconductor, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited indie Semiconductor, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Irvine, California
February 28, 2025

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$274,248	$151,678
Restricted cash	10,300	—
Accounts receivable, net of allowance for doubtful accounts of $1,970 as of December 31, 2024 and $192 as of December 31, 2023	52,005	63,602
Inventory, net	49,887	33,141
Prepaid expenses and other current assets	22,308	23,399
Total current assets	408,748	271,820
Property and equipment, net	34,281	26,966
Intangible assets, net	208,944	208,134
Goodwill	266,368	295,096
Operating lease right-of-use assets	16,107	13,790
Other assets and deposits	6,938	3,070
Total assets	$941,386	$818,876

Liabilities and stockholders' equity
Accounts payable	$28,326	$18,405
Accrued payroll liabilities	5,573	6,621
Contingent considerations	3,589	83,903
Accrued expenses and other current liabilities	29,297	21,411
Intangible asset contract liability	5,875	4,429
Current debt obligations	12,220	4,106
Total current liabilities	84,880	138,875
Long-term debt, net of current portion	369,097	156,735
Intangible asset contract liability, net of current portion	11,965	—
Deferred tax liabilities, non-current	11,660	13,696
Operating lease liability, non-current	14,278	10,850
Other long-term liabilities	4,111	21,695
Total liabilities	495,991	341,851
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 190,888,408 and 164,979,958 shares issued, 189,163,408 and 163,193,278 shares outstanding as of December 31, 2024 and December 31, 2023, respectively.	19	16
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 17,671,251 and 18,694,332 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	2	2
Additional paid-in capital	936,564	813,742
Accumulated deficit	(494,044)	(361,441)
Accumulated other comprehensive loss	(24,655)	(6,170)
indie’s stockholders’ equity	417,886	446,149
Noncontrolling interest	27,509	30,876
Total stockholders' equity	445,395	477,025
Total liabilities and stockholders' equity	$941,386	$818,876
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenue:
Product revenue	$202,698	$195,624	$89,457
Contract revenue	13,984	27,545	21,340
Total revenue	216,682	223,169	110,797
Operating expenses:
Cost of goods sold	126,373	133,606	60,491
Research and development	175,112	154,507	121,197
Selling, general, and administrative	80,945	70,479	48,237
Restructuring costs	4,332	—	—
Total operating expenses	386,762	358,592	229,925
Loss from operations	(170,080)	(135,423)	(119,128)
Other income (expense), net:
Interest income	4,588	7,801	2,567
Interest expense	(9,258)	(8,650)	(1,692)
Gain from change in fair value of warrants	—	7,066	55,069
Gain (loss) from change in fair value of contingent considerations and acquisition related holdbacks	29,041	(2,985)	9,468
Other expense	(400)	(1,175)	(107)
Total other income, net	23,971	2,057	65,305
Net loss before income taxes	(146,109)	(133,366)	(53,823)
Income tax benefit	1,922	4,534	1,035
Net loss	(144,187)	(128,832)	(52,788)
Less: Net loss attributable to noncontrolling interest	(11,584)	(11,207)	(9,388)
Net loss attributable to indie Semiconductor, Inc.	$(132,603)	$(117,625)	$(43,400)

Net loss attributable to common shares —basic	$(132,603)	$(117,625)	$(43,400)
Net loss attributable to common shares —diluted	$(132,603)	$(117,625)	$(43,400)

Net loss per share attributable to common shares —basic	$(0.76)	$(0.81)	$(0.37)
Net loss per share attributable to common shares —diluted	$(0.76)	$(0.81)	$(0.37)

Weighted average common shares outstanding—basic	175,029,650	145,188,867	118,660,785
Weighted average common shares outstanding—diluted	175,029,650	145,188,867	118,660,785

See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(144,187)	$(128,832)	$(52,788)
Other comprehensive loss:
Foreign currency translation adjustments	(18,814)	5,781	(10,624)
Comprehensive loss	(163,001)	(123,051)	(63,412)

Less: Comprehensive loss attributable to noncontrolling interest	(11,913)	(11,545)	(10,130)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(151,088)	$(111,506)	$(53,282)
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Amounts in thousands, except share amounts)

	Common Stock Class A		Common Stock Class V		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit) Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	108,181,781	$11	30,448,081	$3	$514,891	$(200,416)	$(1,443)	$313,046	$(21,189)	$291,857

Vesting of equity awards	652,878	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	35,285	—	—	35,285	—	35,285
Issuance per Exchange of Class V to Class A	10,962,484	1	(10,962,484)	(1)	(10,897)	—	—	(10,897)	10,897	—
Issuance per Exchange of ADK LLC units to Class A	103,923	—	—	—	—	—	—	—	—	—
Issuance on earn out awards — first milestone	3,074,779	1	1,895,879	—	872	—	—	873	(873)	—
Issuance per net settlement of equity awards and cash exercise of stock options	2,829,385	—	—	—	(864)	—	—	(864)	967	103
Share Repurchase in connection with 2027 Notes	(1,112,524)	—	—	—	(7,404)	—	—	(7,404)		(7,404)
Wuxi Capital Raise	—	—	—	—	19,857	—	116	19,973	21,848	41,821
Issuance in connection with At-The-Market equity offering	2,131,759	—	—	—	16,824	—	—	16,824	—	16,824
Net loss	—	—	—	—	—	(43,400)	—	(43,400)	(9,388)	(52,788)
Foreign currency translation adjustment	—	—	—	—	—	—	(10,624)	(10,624)	(742)	(11,366)
Balance as of December 31, 2022	126,824,465	$13	21,381,476	$2	$568,564	$(243,816)	$(11,951)	$312,812	$1,520	$314,332

Vesting of equity awards	712,653	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	43,279	—	—	43,279	—	43,279
Issuance per Exchange of Class V to Class A	2,687,144	—	(2,687,144)	—	(3,280)	—	—	(3,280)	3,280	—
Issuance per Exchange of ADK LLC units to Class A	175,622	—	—	—	(17)	—	—	(17)	17	—
Issuance per net settlement of equity awards and cash exercise of stock options	3,898,090	—	—	—	(681)	—	—	(681)	712	31
Wuxi Equity Incentive Plan ("EIP") capital paid in	—	—	—	—	4,244	—	—	4,244	8,102	12,346
Issuance per net settlement of bonus	752,242	—	—	—	6,757	—	—	6,757	—	6,757
Issuance in connection with At-The-Market equity offering	5,219,500	—	—	—	45,475	—	—	45,475	6,523	51,998
Issuance per exchange for warrants	7,730,692	1	—	—	34,086	—	—	34,087	4,244	38,331
Issuance per settlement of contingent considerations and acquisition-related holdbacks	727,871	—	—	—	4,531	—	—	4,531	628	5,159
Issuance per acquisition of GEO Semiconductor Inc.	6,868,768	1	—	—	65,106	—	—	65,107	10,449	75,556
Issuance per acquisition of Exalos AG	6,613,786	1	—	—	37,455	—	—	37,456	5,335	42,791
Issuance per acquisition of Silicon Radar GmbH	982,445	—	—	—	8,223	—	—	8,223	1,611	9,834
Net loss	—	—	—	—	—	(117,625)	—	(117,625)	(11,207)	(128,832)
Foreign currency translation adjustment	—	—	—	—	—	—	5,781	5,781	(338)	5,443
Balance as of December 31, 2023	163,193,278	$16	18,694,332	$2	$813,742	$(361,441)	$(6,170)	$446,149	$30,876	$477,025

Vesting of equity awards	61,683	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP and restructuring costs	—	—	—	—	63,973	—	—	63,973	—	63,973
Issuance per Exchange of Class V to Class A	1,023,081	—	(1,023,081)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	151,992	—	—	—	—	—	—	—	—	—
Issuance per net settlement of bonus	536,519	—	—	—	2,814	—	—	2,814	957	3,771
Issuance per net settlement of equity awards and cash exercise of stock options	8,149,638	1	—	—	53	—	—	54	—	54
Issuance in connection with At-The-Market equity offering	3,787,725	—	—	—	17,427	—	—	17,427	1,992	19,419
Shares issued for Investment in Expedera	525,000	1	—	—	2,963	—	—	2,964	421	3,385
Issuance per settlement of contingent considerations and acquisition-related holdbacks	11,734,492	1	—	—	56,931	—	—	56,932	7,217	64,149
2024 Convertible Note Capped Call Transactions	—	—	—	—	(21,339)	—	—	(21,339)	(2,041)	(23,380)
Net loss	—	—	—	—	—	(132,603)	—	(132,603)	(11,584)	(144,187)
Foreign currency translation adjustment	—	—	—	—	—	—	(18,485)	(18,485)	(329)	(18,814)
Balance as of December 31, 2024	189,163,408	19	17,671,251	2	936,564	(494,044)	(24,655)	417,886	27,509	445,395
See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(144,187)	$(128,832)	$(52,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,777	31,848	14,812
Amortization of inventory step-up	901	9,826	—
Allowance for credit losses and inventory reserves	3,888	892	1,586
Share-based compensation	67,240	43,710	41,885
Amortization of discount and cost of issuance of debt	1,172	997	417
Asset impairment in relation to restructuring	998	—	—
Gain from change in fair value of warrants	—	(7,066)	(55,069)
(Gain) loss from change in fair value of contingent considerations and acquisition-related holdbacks	(29,041)	2,985	(9,468)
(Gain) loss from change in fair value of currency forward contract	1,650	850	(208)
Deferred tax liabilities	(5,366)	(4,198)	(2,002)
Amortization of right-of-use assets	3,284	2,737	1,949
Other	—	14	230
Changes in operating assets and liabilities:
Accounts receivable	9,592	(32,199)	(12,161)
Inventory	(16,967)	(5,785)	(4,299)
Accounts payable	10,991	(1,697)	7,419
Accrued expenses and other current liabilities	3,539	(3,211)	1,364
Accrued payroll liabilities	(289)	(562)	528
Prepaid, other current and noncurrent assets	963	(10,298)	(8,175)
Operating lease liabilities	(2,934)	(2,500)	(1,488)
Other long-term liabilities	(3,812)	(1,896)	(1,278)
Net cash used in operating activities	(58,601)	(104,385)	(76,746)
Cash flows from investing activities:
Purchases of property and equipment	(14,337)	(12,752)	(7,568)
Payments for acquired software license	(1,722)	—	—
Business combinations, net of cash acquired	(3,200)	(94,990)	(8,705)
Net cash used in investing activities	(19,259)	(107,742)	(16,273)
Cash flows from financing activities:
Proceeds from issuance of common stock/At-the-market offering	19,847	53,136	17,203
Offering costs for the issuance of common stock/At-the-market offering	(428)	(1,138)	(379)
Proceeds from Wuxi Capital Raise	—	—	41,861
Issuance costs related to Wuxi Capital Raise	—	—	(39)
Wuxi EIP capital paid in	—	12,346	—
2029 convertible note capped call transactions	(23,380)	—	—
Proceeds from issuance of debt obligations	230,361	1,148	161,507
Issuance and debt discount costs related to debt obligations	(667)	—	(5,374)
Repurchase of common stock	—	—	(7,404)
Payments on debt obligations	(7,965)	(12,831)	(2,158)
Payments on financed software	(5,451)	(9,125)	(4,161)
Deferred payments on business combination	(3,036)	—	(8,500)
Proceeds from exercise of stock options	53	31	103

Net cash provided by financing activities	209,334	43,567	192,659
Effect of exchange rate changes on cash, and cash equivalents	1,396	(1,641)	2,774
Net increase (decrease) in cash and cash equivalents	132,870	(170,201)	102,415
Cash, cash equivalents, and restricted cash at beginning of period	151,678	321,879	219,464
Cash, cash equivalents, and restricted cash at end of period	$284,548	$151,678	$321,879

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,435	$7,421	$376

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$352	$(300)	$1,464
Fair value of common stock issued for investment in Expedera	$3,428	$—	$—
Fair value of common stock issued for business combination	$—	$128,181	$—
Fair value of common stock issued to satisfy contingent considerations and acquisition-related holdbacks	$64,148	$5,159	$—
Fair value of common stock issuable for business combination	$—	$23,479	$—
Contingent consideration for business combination	$4,599	$81,745	$7,836
Accrual for purchase consideration for business combination	$800	$800	$9,674
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
Execution of At-The-Market Agreement
On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexible access that it provides to the capital markets. As of December 31, 2024, and since the inception of the program indie has raised gross proceeds of $90,187 and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 and had approximately $59,813 available for future issuances under the ATM Agreement. During the year ended December 31, 2024, indie raised gross proceeds of $19,847 and issued 3,787,725 shares of Class A common stock at an average per-share sales price of $5.24. For the year ended December 31, 2024, indie incurred total issuance costs of $428. During the year ended December 31, 2023, indie raised gross proceeds of $53,136 and issued 5,219,500 shares of Class A common stock at an average per-share sales price of $10.18. For the year ended December 31, 2023, indie incurred total issuance costs of $1,138.
Warrant Exchange
On September 22, 2023, indie announced the commencement of an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding (i) warrants exercisable for one share of the Company’s Class A common stock (the “Class A common stock”) for $11.50 per share, which are listed for trading on The Nasdaq Stock Market LLC (the “Public Warrants”) and (ii) private placement warrants exercisable for one share of the Company’s Class A common stock for $11.50 per share (the “Private Warrants”, and together with the Public Warrants, the “Warrants”).
The Offer and the Consent Solicitation expired at 11:59 p.m., Eastern Time on October 20, 2023. Upon expiration of the Offer and the Consent Solicitation, 24,658,461 Warrants, or approximately 90.0% of the outstanding Warrants, were tendered. Subsequently, the Company issued 7,027,517 shares of Class A common stock, or an exchange ratio of 0.285, for the Warrants tendered in the Offer on October 25, 2023. Additionally, the Company received the approval of approximately 89.8% of the outstanding Warrants to amend the warrant agreement governing the Warrants (the “Amendment No. 2”), which exceeded the majority of the outstanding warrants required to effect the Amendment No. 2. Amendment No. 2 permitted the Company to require that each Warrant that remained outstanding upon settlement of the Exchange Offer to be converted into 0.2565 shares of Class A common stock, which was a ratio 10.0% less than the exchange ratio applicable to the Exchange Offer.
The Company completed its exchange of the remaining 2,741,426 untendered Warrants on November 9, 2023 through the issuance of 703,175 shares of Class A common stock. As a result of the completion of the Exchange Offer and the exchange for

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
the remaining untendered Warrants, the Public Warrants were suspended from trading on the Nasdaq Capital Market as of the close of business on November 8, 2023, and delisted.
Recent Acquisition
On January 25, 2024 (the “Deal Closing Date”), indie and ADK LLC completed its acquisition of Kinetic Technologies, LLC (“Kinetic”). The acquisition was consummated pursuant to an Asset Purchase Agreement (the “APA”) to acquire certain research and development personnel, intellectual property and business properties from Kinetic, in support of a custom product development for a North American electric vehicle original equipment manufacturer (“OEM”). The closing consideration consisted of (i) $3,200 in cash as the initial cash consideration, net of an adjustment holdback amount of $500 and an indemnity holdback amount of $800, (ii) $2,348 of total contingent considerations, payable in cash or Class A common stock, subject to achievement of certain production based milestones 24 months after the Deal Closing Date (“the Production Earnout”), and (iii) $2,251 of contingent considerations, payable in cash or Class A common stock, subject to achievement of certain revenue based milestone 12 months after the Deal Closing Date (“the Revenue Earnout”). The purchase price was subject to working capital and other adjustments as provided in the APA. The indemnity holdback amount is payable within five business days after the 18-month anniversary of the Deal Closing Date and is payable in shares of Class A common stock.
See Note 3 — Business Combinations for additional description of this acquisition.
Amendments to Articles of Incorporation

The Company held its 2023 annual meeting of stockholders (the “2023 Annual Meeting”) on June 21, 2023. At the 2023 Annual Meeting, the Company’s stockholders approved the amendment of the Company’s existing Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock, from 250,000,000 to 400,000,000 (the “Charter Amendment”).

The Board of Directors previously approved the Charter Amendment, subject to and conditioned upon stockholder approval at the 2023 Annual Meeting. Following stockholder approval of the Charter Amendment, the Company prepared an Amended and Restated Certificate of Incorporation to reflect the Charter Amendment. The Amended and Restated Certificate of Incorporation became effective upon its filing with the Secretary of State of the State of Delaware on June 22, 2023.
Risks and Uncertainties

Current and continued inflationary conditions have led, and may continue to lead to rising prices or rising interest rates, which has had a dampening effect on overall economic activity and consumer demand for automotive products. There continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies including tariffs. For example, on February 1, 2025, the U.S. government announced a 10% tariff on imports from China and a 25% tariff on imports from Mexico and Canada, with immediate effect and a 10% tariff on steel and aluminum imports effective March 2025. Although the tariffs on Mexico and Canada have been temporarily delayed pending further negotiations between these countries, there is no assurance that the governments will be able to reach long-term agreements. The U.S. government has also threatened tariffs against Taiwan that could specifically target imports of semiconductor products, which, if imposed, could seriously and negatively affect our business and the U.S. economy overall

The tariff actions could lead to further potential retaliatory tariffs on U.S. goods and escalate trade disputes in China and in other countries in which we do business. For example, China has responded with tariffs on certain U.S. goods. While we are still evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, these tariffs may adversely impact our revenue and cost of goods sold in the United States. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we have significant operations in China. Furthermore, the imposition of tariffs could cause a decrease in the sales of products to customers located in China, other customers selling to Chinese end users, or other global customers which could materially and adversely affect our business, financial condition and results of operations. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope and nature of the tariffs.

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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Basis of Presentation
The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC’). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which approximately 91% was owned by indie as of December 31, 2024. ADK LLC’s consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited (“Ay Dee Kay Ltd”), a private limited company incorporated under the laws of Scotland, indie GmbH, Symeo GmbH (“Symeo”) and Silicon Radar GmbH (“Silicon Radar”), all of which are private limited liability companies incorporated under the laws of Germany, Exalos AG (“Exalos”), a company limited by shares organized under the laws of Switzerland, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc. (“TeraXion”) and Geo Semiconductor Canada Inc., both incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with approximately 59% voting controlled and approximately 34% owned by the Company as of December 31, 2024 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.
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
Forward Exchange Contracts
The Company’s forward exchange contracts, which are used to hedge anticipated U.S. dollar denominated sales and purchases as well as other foreign currency denominated sales and purchases such as Canadian Dollar, Euro and Great British Pound do not qualify for hedge accounting and are recognized at fair value. Any change in the fair value of these contracts is reflected as part of Other income (expense), net in the consolidated statement of operations.
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
Cash and Cash Equivalents
Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. As of December 31, 2024 and 2023, cash and cash equivalents consisted of money market funds and cash deposits that were held by reputable financial institutions in local jurisdictions of the Company’s subsidiaries including primarily the United States, Canada, China, Germany, Great Britain and Switzerland denominated in U.S. dollars and local currency.
Restricted Cash
The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its Wells Fargo Bank revolving line of credit agreement.
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
Intangible Assets, net
The Company’s intangible assets include intangible assets acquired from business combinations, intellectual property (“IP”) and software licensed from third parties. The majority of the intangible assets have finite lives, except for those related to in-progress research and development (“IPR&D”), and are amortized over a period of two to twelve years, on a straight-line basis, which approximates the pattern in which economic benefits of these assets are expected to be utilized. IPR&D is considered to have indefinite life until the abandonment or completion of the associated research and development efforts. If the development is abandoned in the future, these assets will be expensed in the period of abandonment. If and when the development activities are completed, IPR&D assets will be reclassified to developed technology, management will make a determination of the useful lives and methods of amortization of these assets.
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
Significant judgment may be required when goodwill is assessed for impairment. Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of fair value of each reporting unit. The Company did not record any impairment to goodwill for the years ended December 31, 2024, 2023 and 2022.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting of property and equipment, right-of-use assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the carrying amount of an asset (or asset group) exceeds its estimated undiscounted future cash flows, an impairment charge is recognized to the extent the fair value is less than the carrying value. The Company recorded $998 of impairment charges related to certain property and equipment and right-of-use assets for the year ended December 31, 2024 as part of its Restructuring Plan (as defined below) initiative that commenced in August 2024 (see Note 4 — Restructuring Costs). As a result, all pre-tax charges related to such initiatives are separately reflected in Restructuring costs in the consolidated statement of operations. The Company did not record any impairment to long-lived assets for the years ended December 31, 2023 and 2022.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The Company’s fair value measurements in each reporting period include cash equivalents, debt instruments, share-based awards, contingent considerations and earn-out liabilities. The Company’s financial instruments of accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The Company continues to remeasure its contingent considerations and earn-out liabilities associated with business combinations using Level 3 fair value measurements.
Warrant Liability
The Company accounted for the Public Warrants and the Private Warrants, which were issued on June 10, 2021 in connection with the Transaction (as defined below), in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants did not meet the definition of a derivative as contemplated in ASC 815, the warrants were measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized as a component of Other income (expense), net on the consolidated statement of operations. During the year ended December 31, 2023, indie completed the exchange of the Warrants, which eliminated the need for future remeasurement of the warrant liabilities. See Note 1 - Nature of the Business and Basis of Presentation - Warrant Exchange for further information.
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
Revenue
Revenue is primarily derived from the design and sale of semiconductor solutions. Revenue is recognized within the scope of ASC 606, Revenue from Contracts with Customers. The Company recognizes product revenue in the consolidated statement of operations when it satisfies performance obligations under the terms of its contracts and upon transfer of control at a point in time when title transfers either upon shipment to or receipt by the customer as determined by the contractual shipping terms of the contract, net of accruals for estimated sales returns and allowances. To date, total returns and allowances issued by the Company has been de minimis. Sales and other taxes the Company collects, if any, are excluded from revenue. Product revenue arrangements do not contain significant financing components.
The Company generally offers a limited warranty to customers covering a period of twelve months which obligates the Company to repair or replace manufacturing defective products. The warranty is not sold separately and does not represent a separate performance obligation. Therefore, such warranties are accounted for under ASC 460, Guarantees, and the estimated costs of warranty claims are accrued as cost of goods sold in the period the related revenue is recorded. Infrequently, the Company offers an extended limited warranty to customers for certain products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 31, 2024, total warranty liability is not material.
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
The Company’s policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant as of both December 31, 2024 and 2023 and accordingly, no costs have been capitalized.
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
Restructuring Costs

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
In August 2024, the Company initiated a plan intended to improve its operating performance (the “Plan”). The Plan consisted of actions including but not limited to, workforce and facilities reductions. Due to the size, nature and frequency of this Plan, it is fundamentally different from the Company’s ongoing productivity actions. As a result, all pre-tax charges related to such initiatives are separately reflected in Restructuring costs in the consolidated statement of operations.
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
Income Taxes

On June 10, 2021, we completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021 (the “MTA”). In connection with the Transaction, Thunder Bridge II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, TB2 was domesticated into a Delaware corporation and merged with and into a merger subsidiary of Surviving Pubco, and Surviving Pubco changed its name to indie Semiconductor, Inc. As a result of the Transaction, indie Semiconductor, Inc. became the holding company for ADK LLC. ADK LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, ADK LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by ADK LLC is passed through to and included in the taxable income or loss of its members, including indie, based on its economic interest held in the partnership. indie is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of ADK LLC, as well as any stand-alone income or loss generated by indie.

Income taxes are recognized based upon our underlying annual blended federal, state and foreign income tax rates for the year. As the sole managing member of ADK LLC, indie Semiconductor, Inc. consolidates the financial results of ADK LLC and its subsidiaries. Further, indie Semiconductor Inc. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of ADK LLC, as well as any stand-alone income or loss generated by indie. Income tax benefits for the year ended December 31, 2024 are primarily related to our foreign operations. Income tax benefits for the year ended December 31, 2023 are primarily related to the tax effects of our acquisition structure of GEO Semiconductor, Inc. (“GEO”) and release of valuation allowance in China.

The Company accounts for income taxes under the asset and liability method pursuant to ASC 740 for its corporate subsidiaries. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2024, the Company continues to maintain a full valuation allowance against its deferred tax assets in the United States, but has released the valuation allowance for entities in China.

The Company recognizes liabilities for uncertain tax positions based on a two-step process regarding recognition and measurement. The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities based on the technical merits of the position. The Company then measures the tax benefits recognized in the financial statements from such positions based on the largest benefit greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority. The changes in recognition or measurement are reflected

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
in the period in which the change in judgment occurs based on new information not previously available. As of December 31, 2024, the Company has not identified any uncertain tax positions.
The Company records interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2024, no accrued interest or penalties are recorded on the consolidated balance sheet, and the Company has not recorded any related expenses.
Comprehensive Loss
Other comprehensive loss consists of two components, net loss and other comprehensive income (loss) (“OCI”). OCI refers to revenue, expenses and gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity and excluded from net income (loss). indie’s OCI consists of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency. Foreign currency translation gain (loss) adjustments of $(18,814), $5,781 and $(10,624) represent the difference between net loss and comprehensive loss for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Recent Accounting Pronouncements
Recently Issued Not Yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expenses Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provides guidance to enhance disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The standard also requires amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The amendments in this standard are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The standard will become effective for indie for its fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning in its fiscal year 2027 annual financial statements and is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses, segment profit or loss (after significant segment expenses), and allows reporting of additional measures of a segments profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company adopted the guidance as of December 31, 2024 on a retrospective basis. The adoption of ASC 2023-07 did not have a material impact on the Company’s segment-related disclosures (see Note 23 - Segment Reporting for further information).

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
3)Business Combinations
The Company acquired Silicon Radar in February 2023, GEO in March 2023, Exalos in September 2023 and Kinetic in January 2024. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
the net assets acquired is recorded as goodwill. The following presents the final allocation of the purchase consideration to the assets acquired and liabilities assumed for the aforementioned businesses as of December 31, 2024:

	Kinetic	Exalos	Silicon Radar	GEO
Purchase price — cash consideration paid	$3,200	$—	$8,653	$91,076
Purchase price — cash consideration accrued	1,300	—	800	3,464
Less: cash acquired	—	(3,439)	(208)	(1,092)
Net cash consideration	$4,500	$(3,439)	$9,245	$93,448

Purchase price — equity consideration issued (common stock)	$—	$42,791	$9,834	$75,556
Purchase price — equity consideration issuable (common stock)	—	2,500	—	20,979
Total equity consideration	$—	$45,291	$9,834	$96,535

Contingent consideration	4,599	9,755	9,240	59,280
Net consideration	$9,099	$51,607	$28,319	$249,263

Estimated fair value of net assets and liabilities assumed:
Current assets other than cash	$5,306	$4,531	$2,979	$24,043
Property and equipment	950	1,253	781	178
Developed technology	250	23,100	4,950	69,330
In-process research & development	1,250	7,600	8,870	27,040
Customer relationships	160	6,870	4,340	14,220
Backlog	170	1,220	150	390
Trade name	15	4,300	2,130	10,320
Other non-current assets	729	—	17	10
Current liabilities	(753)	(3,541)	(1,585)	(6,084)
Deferred revenue	—	—	(512)	—
Deferred tax liabilities, non-current	—	(8,660)	(2,772)	(1,982)
Other non-current liabilities	(217)	—	—	(711)
Total fair value of net assets acquired	$7,860	$36,673	$19,348	$136,754

Goodwill	$1,239	$14,934	$8,971	$112,509
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
indie incurred various acquisition-related costs, which were primarily legal expense, and recorded these as part of the Selling, General and Administrative expenses. Total costs incurred are $352 for the twelve months ended December 31, 2024.
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
Total purchase consideration transferred at the Deal Closing Date also included contingent consideration that had a total fair value of $4,599 as of the acquisition date. The acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches and both are payable in cash or Class A common stock, at indie’s election. The Production Earnout pays up to a maximum of $3,000, upon fulfillment of certain production volume of a predetermined product within 24-month period ending on January 24, 2026. The Revenue Earnout pays up to a maximum of $2,500 upon the achievement of a minimum revenue threshold of $12,000 for the 12-month period ending on January 24, 2025. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. The Revenue Earnout is reflected in Contingent considerations and the Production Earnout is reflected in Other long-term liabilities in the consolidated balance sheet as of December 31, 2024.
Pro forma financial information for Kinetic is not disclosed as the results are not material to the Company’s consolidated financial statements.
As of December 31, 2024, the Company finalized the opening net assets acquired and goodwill as follows:

	Preliminary Valuation	Adjustment	Final Valuation
Inventory	4,444	(734)	3,710
Property and equipment	962	(12)	950
Developed technology	455	(205)	250
In-progress research & development	750	500	1,250
Customer relationships	250	(90)	160
Backlog	19	151	170
Trade name	97	(82)	15
Goodwill	767	472	1,239

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Changes in fair value of inventory, property and equipment were a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows.
Developed technology relates to the high-speed data connectivity technology, which can be applied to various automotive usage and immediately expands indie’s automotive user experience product and technology. Developed technologies was valued using relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar technologies and was further adjusted to reflect the maintenance R&D expenses associated with sustaining the technology. The economic useful life was determined to be two years based on the remaining technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of Kinetic. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be ten years.
Backlog relates to various purchase orders in place with Kinetic’ customers at the time of the acquisition. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be two years.
Trade name relates to the “Kinetic” trade name. The fair value was determined by applying the relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar brand names. The economic useful life was determined to be three years.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Acquisition of Exalos AG
On September 18, 2023, Ay Dee Kay Ltd. completed its acquisition of Exalos, pursuant to that Share Sale and Purchase Agreement by and among Ay Dee Kay Ltd., the Company and all of the stockholders of Exalos, whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of Exalos. The closing consideration consisted of (i) approximately 6,613,786 shares of Class A common stock of the Company, with a fair value of $42,791; (ii) a contingent consideration with fair value of $9,755 at closing, payable in cash or Class A common stock, subject to Exalos’ achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2,500 subject to final release 12 months from the acquisition date payable in shares of Class A common stock. The purchase price is subject to working capital and other adjustments as provided in the Share Sale and Purchase Agreement.
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
The Company incurred various acquisition-related costs, which were primarily legal expenses and recorded as part of the Selling, General and Administrative expenses. Total costs incurred were $384 and $621 for the years ended December 31, 2024 and 2023, respectively.
The Company maintained an adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The holdback period extended for 12 months from the closing date and was paid in shares of Class A common stock. On September 27, 2024, the adjustment holdback was settled and 610,975 shares of Class A common stock were issued with a final fair value of $2,548. Accordingly, the fair value of the adjustment holdback liability was reduced to zero as of December 31, 2024 and a loss of $48 was recorded in Other income (expense), net for the year ended December 31, 2024 in the consolidated statement of operations.
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $9,755 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller through the Monte Carlo simulation. The contingent consideration is comprised of two tranches, with maximum payout up to $13,500 and $6,500, respectively, both subject to Exalos achieving certain revenue targets. Both tranches are payable in cash or Class A common stock, at indie’s election, up to a maximum of $20,000, upon the achievement of a revenue threshold of $19,000 for the 12-month period ended on September 30, 2024 and the achievement of a revenue threshold of $21,000 for the 12-month period ending on September 30, 2025, respectively. The fair value of any outstanding contingent consideration liabilities are remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. In November 2024, the Company settled the first tranche through the issuance of 2,845,243 shares of Class A common stock with a fair value of $9,930 at the time of issuance, and a cash payment of $2,536. The second tranche of this earn-out liability is reflected in Contingent considerations in the consolidated balance sheet as of December 31, 2024.
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
Changes in fair value of inventory, property and equipment, operating lease right-of-use assets step-up and deferred tax liabilities were a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows. As a result, the Company recorded an adjustment to increase the amortization of intangible assets of $554 in the consolidated statement of operations during the year ended December 31, 2024 that would have been recorded during the year ended December 31, 2023 if the adjustment to the intangible assets had been recognized as of the date of the acquisition.
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
Acquisition of GEO Semiconductor Inc.
On February 9, 2023, indie entered into an Agreement and Plan of Merger, pursuant to which Gonzaga Merger Sub Inc., a Delaware corporation and indie’s wholly-owned subsidiary, will merge with and into GEO Semiconductor Inc., a Delaware corporation, with GEO surviving as a wholly-owned subsidiary of indie. The aggregate consideration for this transaction consisted of (i) $93,448 in cash (including accrued cash consideration at closing and net of cash acquired); (ii) the issuance by indie of 6,868,768 shares of Class A common stock at closing, with a fair value of $75,556; (iii) 1,907,180 shares of Class A common stock at closing, with a fair value of $20,979 payable after closing for the purpose of adjustment and indemnity holdbacks as described below; and (iv) contingent consideration with fair value of $59,280 at closing payable in cash or in Class A common stock as described below. The purchase price is subject to working capital and other adjustments as provided in the Agreement and Plan of Merger. The transaction was completed on March 3, 2023.
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
The Agreement and Plan of Merger allowed the Company to maintain an indemnity and adjustment holdback for the purpose of providing security against any adjustment to the amounts at closing. The indemnity holdback period extends for 24 months from the anniversary of the closing date. The indemnity holdback will be settled by transferring up to 1,566,472 shares of the Company’s Class A common stock. The fair value of the indemnity holdback was $17,231 as of the acquisition date. The adjustment holdback represents up to 340,708 shares of the Company’s stock and its period extended for 60 days from the closing date. The fair value of the adjustment holdback was $3,748 as of the acquisition date. The fair value of any outstanding liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. On July 7, 2023, the adjustment holdback was settled and 291,366 shares of Class A common stock were issued with a final fair value of $2,651. Accordingly, the fair value of the adjustment holdback was reduced to zero as of December 31, 2023 and a gain of $1,096 was recorded in Other income (expense), net for the year ended December 31, 2023 in the consolidated statement of operations. The indemnity holdback is reflected in Accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2024.
Total purchase consideration transferred at closing included contingent consideration that had a fair value of $59,280 as of the acquisition date, which was determined by conducting a Monte Carlo Simulation analysis. The contingent consideration is comprised of two tranches, both subject to GEO achieving certain GEO-related revenue targets. The first tranche was payable, up to a maximum of $55,000, upon the achievement of revenue threshold of $20,000 for the twelve-month period ended on March 31, 2024. The second tranche was payable, up to a maximum of $35,000, upon the achievement of revenue threshold of $10,000 for the six-month period ended on September 30, 2024. Both tranches were payable in cash or Class A common stock, at indie’s election. The number of shares issuable through a payment in common stock equaled to the earnout value divided by a 20 days VWAP ending on each earnout period and is collared between $8.50 and $11.50 per share (“Earnout Parent Trading Price”). If the Company elect to pay the earn-out consideration in cash, the amount will be determined by multiplying the number of shares payable by the Earnout Parent Trading Price. The fair value of any outstanding contingent consideration

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
liabilities was remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. In May 2024, the Company settled the first tranche through the issuance of 6,096,951 shares of Class A common stock with a fair value of $40,667 at the time of issuance. In December 2024, the Company settled the second tranche through the issuance of 1,015,621 shares of Class A common stock with a fair value of $4,459 at the time of issuance.
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
Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $9,240 as of the acquisition date, which was determined by conducting a Monte Carlo Simulation Analysis. The contingent consideration is comprised of two tranches, both subject to Silicon Radar achieving certain revenue targets. Both tranches are payable, up to a maximum of $9,000, upon the achievement of revenue threshold of $5,000 for the twelve-month period ended on February 21, 2024 and the achievement of revenue threshold of $7,000 for the twelve-month period ending on February 21, 2025, respectively. Both tranches are payable in cash or Class A common stock, at indie’s election. Should indie elect to pay in common stock, the number of shares issuable through a payment in Class A common stock equals to earnout divided by a volume-weighted-average-price (“VWAP”) for 20 days ending prior to the due date for payment. The fair value of any outstanding contingent consideration liabilities is remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. In May 2024, the Company settled the first tranche through the issuance of 1,103,140 shares of Class A common stock with a fair value of $6,045 at the time of issuance. The second tranche of this earn-out liability is reflected in Contingent considerations in the consolidated balance sheet as of December 31, 2024.
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
4)Restructuring Costs
In August 2024, the Company initiated the Restructuring Plan, which consisted of actions including but not limited to, workforce and facilities reductions. These actions commenced during the third quarter of 2024 and were substantially completed at December 31, 2024. Due to the size, nature and frequency of this Plan, it is fundamentally different from the Company’s ongoing productivity actions. As a result, all pre-tax charges related to such initiatives are separately reflected in Restructuring costs in the Company’s consolidated statement of operations for the year ended December 31, 2024. Liabilities associated with the Restructuring Plan are separately reflected in Accrued payroll liabilities and Accrued expenses and other current liabilities in the Company’s consolidated balance sheet for personnel and non-personnel related charges, respectively. For the year ended December 31, 2024, the Company incurred total charges of $4,332 and remaining liabilities as of December 31, 2024 totaled $884.
5)Inventory, net
Inventory, net consists of the following:

	December 31,
	2024	2023
Raw materials	$14,496	$7,360
Work-in-process	21,229	12,423
Finished goods	18,737	15,896
Inventory, gross	54,462	35,679
Less: Inventory reserves	4,575	2,538
Inventory, net	$49,887	$33,141
During the years ended December 31, 2024, 2023 and 2022, the Company recognized write-downs in the value of inventory of $1,918, $746, and $1,563, respectively.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
6)Property and Equipment, Net
Property and equipment, net consists of the following:

		December 31,
	Useful life	2024	2023
	(in years)
Production tooling	4	$21,256	$16,428
Lab equipment	4	14,484	12,887
Office equipment	3 - 7	10,162	6,539
Leasehold improvements	*	1,921	1,898
Construction in progress		7,597	3,867
Property and equipment, gross		55,420	41,619
Less: Accumulated depreciation		21,139	14,653
Property and equipment, net		$34,281	$26,966
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $6,533, $5,367, and $3,168 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company recorded $116 of impairment charges related to certain property and equipment for the year ended December 31, 2024 as part of its restructuring initiative that commenced in August 2024.
Fixed assets not yet in service, or construction in progress, consist primarily of capitalized internal-use software and certain tooling and other equipment that are not yet ready to be placed into service.
7)Intangible Assets, Net
Intangible assets, net consist of the following:

	December 31, 2024				December 31, 2023
	Weighted average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average remaining useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$121,893	$(33,609)	$88,284	6.3	$106,512	$(17,876)	$88,636
Software licenses	2.8	23,706	(6,243)	17,463	1.0	23,745	(18,828)	4,917
Customer relationships	7.6	43,159	(9,118)	34,041	9.4	41,441	(5,156)	36,285
Intellectual property licenses	0.8	1,947	(1,736)	211	0.3	1,911	(1,736)	175
Trade names	4.9	26,301	(7,496)	18,805	6.0	25,970	(4,311)	21,659
Backlog	0.6	2,296	(1,683)	613	1.2	1,570	(700)	870
Effect of exchange rate on gross carrying amount		(6,662)	—	(6,662)		(917)	—	(917)
Intangible assets with finite lives		212,640	(59,885)	152,755		200,232	(48,607)	151,625

IPR&D		57,390	—	57,390		56,508	—	56,508
Effect of exchange rate on gross carrying amount		(1,201)	—	(1,201)		1	—	1
Total intangible assets with indefinite lives		56,189	—	56,189		56,509	—	56,509

Total intangible assets		$268,829	$(59,885)	$208,944		$256,741	$(48,607)	$208,134

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The Company obtained software licenses, which it uses for its research and development efforts related to its products. In both fiscal 2024 and 2023, the Company acquired developed technology, customer relationships, trade names, backlog and IPR&D as a result of business combinations. See Note 3 — Business Combinations for additional information. Further, during the year ended December 31, 2024, the Company acquired $20,585 of software licenses with a contractual life of three years and retired fully amortized intangible assets of $20,345 of software licenses.
Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses these assets for impairment on a periodic basis. For the years ended December 31, 2024, 2023, and 2022, the Company determined that there were no impairment of intangible assets.
Amortization of intangible assets for the years ended December 31, 2024, 2023 and 2022 was $33,244, $26,481, and $11,644, respectively, and is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based on their respective nature, in the consolidated statements of operations.
Based on the amount of definite-lived intangible assets subject to amortization as of December 31, 2024, amortization expense for each of the next five fiscal years is expected to be as follows:

2025	$31,194
2026	29,215
2027	23,087
2028	19,239
2029	6,340
Thereafter	43,680
Total	$152,755
8)Goodwill
The following table sets forth the carrying amount and activity of goodwill as of December 31, 2024:

	December 31,
	2024	2023
Balance at the beginning of the period	$295,096	$136,463
Acquisitions (Note 3)	1,239	153,447
Measurement period adjustment for business combinations from prior year	(17,045)	—
Effect of exchange rate on goodwill	(12,922)	5,186
Balance at the end of the period	$266,368	$295,096
During the year ended December 31, 2024, the change in goodwill was primarily driven by a $1,239 increase due to the acquisition of Kinetic completed during the period, a $17,045 decrease related to the completion of the purchase price allocation for Exalos, as well as a $12,922 decrease in value due to effect of exchange rate on goodwill. See Note 3 — Business Combinations for a detailed discussion of goodwill acquired as well as adjustments due to finalization of the business combination valuations.
The change in goodwill during the year ended December 31, 2023, was primarily driven by a $31,967 increase due to the acquisition of Exalos completed during the period, and $112,509 and $8,971 increases due to the acquisitions of GEO and Silicon Radar, respectively, that were completed and finalized during the period, as well as a $5,186 increase in value due to effect of exchange rate on goodwill.
The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of this test indicated that the Company’s goodwill was not impaired. There were no other indicators of impairment noted during the years ended December 31, 2024, 2023 and 2022.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
9)Debt
The following table sets forth the components of debt as of December 31, 2024 and 2023:

	December 31,
	2024			2023
	Principal outstanding	Unamortized discount and issuance cost	Carrying amount	Principal outstanding	Unamortized discount and issuance cost	Carrying amount
2027 Notes	$160,000	$(3,262)	$156,738	$160,000	$(4,288)	$155,712
2029 Notes	218,500	(8,857)	209,643	—	—	—
CIBC loan, due 2026	2,368	(2)	2,366	3,971	(13)	3,958
Total term loans	380,868	(12,121)	368,747	163,971	(4,301)	159,670

Revolving line of credit	12,583	(13)	12,570	1,171	—	1,171
Total debt	$393,451	$(12,134)	$381,317	$165,142	$(4,301)	$160,841

The outstanding debt as of December 31, 2024 and 2023 is classified in the consolidated balance sheets as follows:

	December 31,
	2024	2023
Current liabilities – Current debt obligations	$12,220	$4,106
Noncurrent liabilities – Long-term debt net of current maturities	369,097	156,735
Total debt	$381,317	$160,841
2029 Notes

On December 6, 2024, indie completed a private offering of 3.50% Convertible Senior Notes (the “2029 Initial Notes”). The Notes were sold under a purchase agreement (the “2029 Notes Purchase Agreement”), dated as of December 3, 2024, entered into by and between the Company and Deutsche Bank Securities Inc., as representative of the several initial purchasers named therein (collectively the “2029 Notes Initial Purchasers”) pursuant to which the Company agreed to sell $190,000 aggregate principal amount of the “2029 Initial Notes. The Company also agreed to grant an option, during a 13-day period beginning on, and including, the date on which the notes are first issued (the “2029 Notes Option”) to the 2029 Notes Initial Purchasers to purchase all or part of an additional $28,500 aggregate principal amount of 3.50% Convertible Senior Notes due 2029 (the “2029 Additional Notes” and, together with the 2029 Initial Notes, the “2029 Notes”). On December 5, 2024, the 2029 Notes Initial Purchasers exercised the 2029 Notes Option in full, bringing the total aggregate principal amount for the 2029 Notes to $218,500.

On December 3, 2024, in connection with the pricing of the 2029 Notes, the Company entered into privately negotiated capped call transactions (the “2029 Notes Base Capped Call Transactions”) with each of Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc., Mizuho Markets Americas LLC, with Mizuho Securities USA LLC acting as agent, Royal Bank of Canada, represented by RBC Capital Markets, LLC as its agent, The Bank of Nova Scotia, UBS AG, London Branch, represented by UBS Securities LLC as its agent, and Wells Fargo Bank, National Association (the “2029 Option Counterparties”). In addition, on December 5, 2024, in connection with the 2029 Notes Initial Purchasers’ exercise of the Option in full, the Company entered into additional capped call transactions (the “2029 Notes Additional Capped Call Transactions” and, together with the 2029 Notes Base Capped Call Transactions, the “2029 Notes Capped Call Transactions”) with each of the 2029 Notes Option Counterparties. The 2029 Notes Capped Call Transactions cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2029 Notes, and are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2029 Notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the 2029 Notes Capped Call Transactions. The cap price of the 2029 Notes Capped Call Transactions is initially $8.06 per share, which represents a premium of 100% over the last reported sale price of the Company’s Class A common stock on The Nasdaq Capital Market on December 3, 2024. The cost of the 2029

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Notes Capped Call Transactions was $23,380. The Company recorded the 2029 Notes Capped Call Transactions as separate transactions from the issuance of the 2029 Notes. The cost of $23,380 incurred to purchase the 2029 Notes Capped Call Transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet as of December 31, 2024.

The 2029 Notes will be convertible into cash, shares of the Company’s Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election, at an initial conversion rate of 194.6188 shares of Class A common stock per $1,000 principal amount of the 2029 Notes, which is equivalent to an initial conversion price of approximately $5.14 per share of Class A common stock. The initial conversion price of the 2029 Notes represents a premium of approximately 27.50% over the $4.03 per share last reported sale price of the Class A common stock on The Nasdaq Capital Market on December 3, 2024. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid interest, except under the limited circumstances described in the Indenture. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in Section 1.01 of the Indenture) prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of Class A common stock (not to exceed 248.1399 shares of Class A common stock per $1,000 principal amount of the 2029 Notes, subject to adjustment in the same manner as the conversion rate) for 2029 Notes that are converted in connection with such Make-Whole Fundamental Change or for notes called (or deemed called) for redemption that are converted in connection with such notice of redemption.

The 2029 Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding September 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2025 (and only during such calendar quarter), if the last reported sale price of the common stock, as determined by the Company, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “Trading Price” (as defined in Section 1.01 of the Indenture) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate on each such trading day; (3) if the Company calls such 2029 Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date, but only with respect to the 2029 Notes called (or deemed called) for redemption; or (4) upon the occurrence of certain corporate events as specified in the Indenture. On or after September 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2029 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in amounts determined in the manner set forth in the Indenture.

The 2029 Notes are not redeemable at the Company’s option prior to December 20, 2027. The Company may redeem for cash all or any portion of the 2029 Notes (subject to a partial redemption limitation), at the Company’s option, on or after December 20, 2027 if the last reported sale price of the common stock, as determined by the Company, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems fewer than all the outstanding 2029 Notes, at least $50,000 aggregate principal amount of 2029 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2029 Notes.

The 2029 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2029 Notes is presented net of $8,967 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of December 31, 2024, the total carrying value of the 2029 Notes, net of unamortized discount, was $209,643. As of December 31, 2024, the total fair value of the 2029 Notes was $228,333 or 104.50% of the aggregate principal amount of the 2029 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $109 for the year ended December 31, 2024, and is included in Interest Expense in the Company’s consolidated statements of operations.

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

The 2027 Notes will be convertible into cash, shares of the Company’s Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election, at an initial conversion rate of 115.5869 shares of Class A common stock per $1,000 principal amount of the 2027 Notes, which is equivalent to an initial conversion price of approximately $8.65 per share of Class A common stock. The initial conversion price of the 2027 Notes represents a premium of approximately 30% over the $6.655 per share last reported sale price of the Class A common stock on The Nasdaq Capital Market on November 16, 2022. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid interest, except under the limited circumstances described in the Indenture. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in Section 1.01 of the Indenture) prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of Class A common stock (not to exceed 150.2629 shares of Class A common stock per $1,000 principal amount of the 2027 Notes, subject to adjustment in the same manner as the conversion rate) for 2027 Notes that are converted in connection with such Make-Whole Fundamental Change or for notes called (or deemed called) for redemption that are converted in connection with such notice of redemption.
The 2027 Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding August 15, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “Trading Price” (as defined in Section 1.01 of the Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called) for redemption; or (4) upon the occurrence of certain corporate events as specified in the Indenture. On or after August 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2027 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election, in amounts determined in the manner set forth in the Indenture.

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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)

Upon the occurrence of a “Fundamental Change” (as defined in Section 1.01 of the Indenture), subject to certain conditions and certain limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2027 Notes in principal amounts of $1,000 or an integral multiple thereof at a fundamental change repurchase price in cash equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2027 Notes are senior unsecured obligations of the Company and rank: (i) senior in right of payment to any indebtedness of the Company that is expressly subordinated in right of payment to the 2027 Notes; (ii) equal in right of payment to any unsecured indebtedness of the Company that is not so subordinated; (iii) effectively junior in right of payment to any senior, secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of December 31, 2024 and 2023, the total carrying value of the 2027 Notes, net of unamortized discount, was $156,738 and $155,712, respectively. As of December 31, 2024, the total fair value of the 2027 Notes was $146,416 or 91.51% of the aggregate principal amount of the 2027 Notes. As of December 31, 2023, the total fair value of the 2027 Notes was $191,648 or 119.78% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $1,026, $970, and $116 for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in Interest Expense in the Company’s consolidated statements of operations.

During the year ended December 31, 2022, in connection with the offering of the 2027 Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404.
indie Semiconductor Revolving Line of Credit
On March 29, 2024, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance is due and payable in full on March 28, 2025. Interest is payable monthly beginning on May 1, 2024 through the maturity date. This line of credit required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo, which resulted in a total restricted cash of $10,000 as of December 31, 2024. Fees of $50 incurred will be amortized over the life of the credit agreement. This revolving line of credit had an outstanding balance of $10,000 as of December 31, 2024. During the year ended December 31, 2024, the cash and non-cash interest were individually and in the aggregate de minimus.
TeraXion Revolving Credit
In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. At December 31, 2024 and 2023, the outstanding principal balance of the loan was $2,368 and $3,971 (or CAD3,405 and CAD5,262), respectively.

TeraXion also has an authorized credit facility up to CAD6,000 and CAD5,000 at December 31, 2024 and 2023, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of $7,000 and 100% of TeraXion’s EBITDA. This line of credit had an outstanding balance of CAD3,713 and CAD1,551 (or $2,583 and $1171) as of December 31, 2024 and 2023, respectively.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Wuxi Revolving Line of Credit
On September 27, 2024, Wuxi entered into a short-term loan agreement with the Bank of Ningbo Co., Ltd. with an aggregate principal balance of CNY40,000 (or approximately $5,705) bearing interest of 3.50% per annum and maturing on December 27, 2024. This short-term loan was fully paid on December 27, 2024. During the year ended December 31, 2024, the cash and non-cash interest were individually and in the aggregate de minimus.
The table below sets forth the components of interest expense for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$7,220	$7,200	$900
Amortization of discount and issuance cost	1,026	970	116
Total interest expense related to the 2027 Notes	8,246	8,170	1,016
Interest expense on the 2029 Notes
Stated interest at 3.50% per annum	524	—	—
Amortization of discount and issuance cost	109	—	—
Total interest expense related to the 2029 Notes	633	—	—
Interest expense on other debt obligations:
Contractual interest	342	455	375
Amortization of discount and issuance cost	37	25	301
Total interest expense related to other debt obligations	379	480	676

Total interest expense	$9,258	$8,650	$1,692

The future maturities of the debt obligations are as follows:

2025	$12,583
2026	2,368
2027	160,000
2028	—
2029	218,500
Total	$393,451
10)Warrant Liability
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
There is no liability remaining on the Company’s consolidated balance sheet as of the years ended December 31, 2024 and 2023.
11)Contingent and Earn-Out Liabilities

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
Contingent Considerations
On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at an initial fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche is payable, up to a maximum of $500, upon the achievement of cash collection targets within 12 months of the acquisition, and $456 was achieved in May 2021. The second tranche is payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. In April 2023, the Company settled $500 of the $1,500 second tranche through the issuance of 73,311 shares of Class A common stock with a fair value of $608 at the time of issuance. In January 2024, the Company settled $500 of the $1,000 second tranche through the issuance of 62,562 shares of Class A common stock with a fair value of $500 at the time of issuance. The fair value of the remaining $500 second tranche contingent consideration liabilities was $500 as of December 31, 2024. On January 2, 2025, the second tranche of contingent consideration was settled through the issuance of 114,127 shares of Class A common stock with a fair value of $480 at the time of issuance and a cash payment of $34.
On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,390 and $3,446, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 by March 31, 2023. The second tranche was payable upon Symeo’s achievement of a revenue threshold of $6,000 by March 31, 2024. On October 26, 2023, the Company issued 363,194 of Class A common stock, with a fair value of $1,900 at the time of issuance to Analog Devices, Inc., as final settlement for the achievement of the first tranche of the contingent considerations. The second tranche of contingent consideration liability was fully released during the year ended December 31, 2024 as the earnout milestone was not met. The final change in fair value of $7 is recorded in Other income (expense), net in the consolidated statement of operations for the year ended December 31, 2024.
On February 21, 2023, in connection with the acquisition of Silicon Radar, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,155 and $5,085, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 for the 12-

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
month period ending on February 21, 2024. The second tranche is payable upon Silicon Radar’s achievement of a revenue threshold of $7,000 for the 12-month period ending on February 21, 2025. Both tranches are payable in cash or in Class A common stock at indie’s discretion. Should indie elect to pay in Class A common stock, the number of shares issuable equals the earnout amount divided by a VWAP for 20 days ending prior to the due date for payment. In May 2024, the Company settled the first tranche through the issuance of 1,103,140 shares of Class A common stock with a fair value of $6,045 at the time of issuance. The fair value of the second tranche contingent consideration liability as of December 31, 2024 was reduced to zero. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $38,828 and $20,452, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $20,000 for the 12-month period ended on March 31, 2024. The second tranche was payable upon GEO’s achievement of a revenue threshold of $10,000 for the 6-month period ended on September 30, 2024. Both tranches were payable in cash or Class A common stock, at indie’s election and the number of shares issuable equals the earnout amount divided by the Earnout Parent Trading Price. Payment in cash was determined by the number of shares payable multiplied by the Earnout Parent Trading Price. In May 2024, the Company settled the first tranche through the issuance of 6,096,951 shares of Class A common stock with a fair value of $40,667 at the time of issuance. In December 2024, the Company settled the second tranche through the issuance of 1,015,621 shares of Class A common stock with a fair value of $4,459 at the time of issuance. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations.

On September 18, 2023, in connection with the acquisition of Exalos, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $7,328 and $2,427, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $19,000 for the 12-month period ended on September 30, 2024. The second tranche is payable upon Exalos’ achievement of a revenue threshold of $21,000 for the 12-month period ending on September 30, 2025. Both tranches are payable in cash or in shares at indie’s discretion. On November 7, 2024, the first tranche of contingent consideration was settled through the issuance of 2,845,243 shares of Class A common stock with a fair value of $9,930 at the time of issuance, and cash payment of $2,536. The fair value of the second tranche contingent consideration liability as of December 31, 2024 was $634. The change in fair value since the acquisition date is recorded in Other income (expense), net in the consolidated statement of operations.
See Note 3 — Business Combinations for additional information.
12)Fair Value Measurements

The Company’s debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The estimated fair value of the Company’s 2027 Notes and 2029 Notes are both based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt (see Note 9 — Debt for additional information). The fair values of the Company’s short- term loans generally approximated their carrying values.
At December 31, 2024 and 2023, the Company held currency forward contracts with an aggregated notional amount of $28,160 and $12,325, respectively, to sell United States dollars and to buy various foreign currencies such as Canadian dollars and Euro, among others, at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the consolidated statement of operations. During the year ended December 31, 2024 and 2023, the Company recorded a net loss of $1,649 and $848, respectively. For the year ended December 31, 2022 the net loss was de minimus.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Kinetic Contingent Consideration — First Tranche	$—	$—	$2,455	$2,455
Kinetic Contingent Consideration — Second Tranche	$—	$—	$1,908	$1,908
Exalos Contingent Consideration — Second Tranche	$—	$—	$634	$634
GEO Indemnity Holdback	$6,344	$—	$—	$6,344
City Semi Contingent Consideration — Second Tranche	$—	$—	$500	$500

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Exalos Contingent consideration — First Tranche	$—	$—	$9,593	$9,593
Exalos contingent Consideration — Second Tranche	$—	$—	$4,012	$4,012
GEO Contingent Consideration — First Tranche	$—	$—	$44,709	$44,709
GEO Contingent Consideration — Second Tranche	$—	$—	$25,921	$25,921
GEO Indemnity Holdback	$12,704	$—	$—	$12,704
Silicon Radar Contingent Consideration — First Tranche	$—	$—	$2,740	$2,740
Silicon Radar Contingent Consideration — Second Tranche	$—	$—	$3,310	$3,310
City Semi Contingent Consideration — Second Tranche	$—	$—	$940	$940
Symeo Contingent Consideration — Second Tranche	$—	$—	$7	$7
As of December 31, 2024 and 2023, the Company’s cash and cash equivalents (including restricted cash) were all held in cash or Level 1 instruments where the fair values approximate the carrying values.
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
The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)

	As of December 31, 2024	As of December 31, 2023
	Input	Input
Liabilities:
Kinetic Contingent Consideration - First Tranche
Market yield rate	7.34%	N/A
Scenario probability	100.00%	N/A
Kinetic Contingent Consideration - Second Tranche
Market yield rate	7.68%	N/A
Scenario probability	70.00%	N/A
Exalos Contingent Consideration — First Tranche
Discount rate	N/A	7.46%
Volatility	N/A	75.00%
Exalos Contingent Consideration — Second Tranche
Discount rate	10.20%	7.46%
Volatility	60.00%	70.00%
GEO Contingent Consideration — First Tranche
Discount rate	N/A	12.60%
Volatility	N/A	60.00%
GEO Contingent Consideration — Second Tranche
Discount rate	N/A	12.60%
Volatility	N/A	60.00%
Silicon Radar Contingent Consideration — First Tranche
Discount rate	N/A	10.79%
Volatility	N/A	60.00%
Silicon Radar Contingent Consideration — Second Tranche
Discount rate	10.39%	10.79%
Volatility	60.00%	60.00%
City Semi Contingent Consideration — Second Tranche
Discount rate	12.65%	12.65%
Symeo Contingent Consideration — Second Tranche
Discount Rate	N/A	4.73%
13)Stockholders’ Equity
Wuxi Capital Raise

On November 29, 2022, the Company entered into and closed an agreement with multiple investors in China, including two of the top four Chinese automotive OEMs, that secured a strategic investment (“Wuxi Capital Raise”) through Wuxi indie Microelectronics Ltd. (“Wuxi”), indie’s majority controlled subsidiary. The Wuxi Capital Raise provided Wuxi additional funding of CNY300,000 (approximately $42,000) by issuing 371,160 shares from Wuxi, which represents 16% of Wuxi’s equity at the time of issuance. The funds raised are intended to promote Wuxi’s business development and strengthen its capabilities. Pursuant to the terms of the agreement, these investors subscribed for the 371,160 shares at CNY808.28 per share. As a result, indie’s ownership in Wuxi has reduced from 45% to 38% ownership control, with indie having 59% voting control. As indie continues to control Wuxi’s Board of Directors and has the majority of the voting interests, Wuxi’s financial results will continue to be consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s consolidated financial statements. Among other provisions, this agreement includes certain liquidation preferences for the investors (“Deemed Liquidation Event”) as well as an ability to exchange their Wuxi shares for shares of indie’s Class A common stock in the event Wuxi does not successfully

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
complete a local initial public offering (“IPO”) by December 31, 2027 (the “Conversion”). A Deemed Liquidation Event includes but not limited to (a) a change of control of the Company or its surviving entity in a single, or series of related transactions, or merger, division, reorganization, acquisition, or business integration between the Company and any third parties, excluding any corporate restricting as duly approved pursuant to the AOA; or (b) a sale, transfer or otherwise disposal of the all or substantially all assets of the Company, in a single, or series of related transactions. Upon a Deemed Liquidation Event prior to IPO, the distribution will be made in cash in order of the liquidation preferences pursuant to the investment agreement for an amount that is the higher of (i) an amount equal to 100% of the applicable original issue price with an annual simple premium of 8% (calculated from the transaction closing date of November 29, 2022 to the date of the Liquidation Event), or (ii) an amount equal to the total liquidation proceeds received by the Company or the stockholders (as the case may be) directly in a Liquidation Event, multiplied by the stockholder’s proportionate ownership percentage, plus all accrued or declared but unpaid dividends of such share.
Pursuant to the investment agreement, Wuxi shall use commercially reasonable efforts to meet the conditions for the IPO and list shares by a Chinese or overseas securities trading institutions and consummate an IPO as early as possible. If Wuxi is unable to consummate an IPO, indie undertakes to exchange the shares issued in this capital raise for indie’s Class A common stock equal to the total capital raised plus a premium of 8% per year (simple interest) between the execution date and December 31, 2027. The total amount is calculated using the exchange rate at the time of the stock exchange and the value of each of Class A common stock is based on the stock price at that time, but the exchange shall not exceed a total of 6,000,000 shares of Class A common stock.
Wuxi Equity Incentive Plan Paid-In Capital
In December 2023, employees in Wuxi exercised stock options granted to them through the Wuxi Equity Incentive Plan (the “Wuxi EIP”) and paid CNY87,959 (or approximately $12,346) in capital contributions to Wuxi.

The Wuxi EIP was approved by Wuxi’s Board of Directors and is a long-term incentive plan under which equity awards may be granted to employees of Wuxi in the form of options to purchase Wuxi common shares at a fixed strike price in the future after certain vesting conditions are met and which are then subject to certain holding conditions (“Options”). Options granted under the Wuxi EIP are equity-classified awards and subject to vest either six years from the grant date or when Wuxi achieves a successful IPO on a local stock exchange, whichever that is later. No compensation cost will be recognized until a qualifying event (i.e., IPO) is deemed probable to occur as these Options are considered to have no value until an IPO becomes probable. Upon occurrence of the qualifying event, the compensation cost will be recognized in full for vested Options. As of December 31, 2024 and 2023, there was $11,802 of total unrecognized compensation cost related to these Options. These unrecognized compensation costs will be recognized in full when a qualifying event satisfying the in-substance performance condition becomes probable.

Further, per the Wuxi EIP, recipients of the Options should complete all capital contributions and payment of the incentive share price (the “Paid in Capital Contribution”) after Wuxi and the intermediary agencies (including securities companies, law firms, and accounting firms) that apply for IPO have reached an IPO application schedule and before the last financial benchmark date of Wuxi’s IPO application. The Paid in Capital Contribution is akin to an early exercise. Given that Wuxi has no obligation to return the paid-in capital contribution to the recipient of the award in any event (i.e., an unsuccessful IPO, termination of employment), the Company concludes that the Paid in Capital Contribution made by the recipient is classified into Additional paid-in capital on the consolidated balance sheet as of December 31, 2024 and 2023.
The funds are being used for Wuxi’s general corporate purposes.
Stock Repurchase Program
On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase Class A common stock. This was inclusive of the concurrent repurchase of shares of Class A common stock described in Note 9 — Debt, under the 2027 Notes, which allowed for a portion of net proceeds to be used to repurchase up to $25,000 of Class A common stock. For the year ended December 31, 2022, in connection with the concurrent repurchase, the Company has repurchased 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404. There were no repurchases of common stock for the year ended December 31, 2024 or 2023, respectively. As of December 31, 2024, there is $42,596 available for future repurchase under the program.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
14)Noncontrolling Interest
In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s consolidated financial statements. The Company’s ownership of ADK LLC was approximately 91% and 90% as of December 31, 2024 and 2023, respectively.
In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”), which can be exchanged to Class A common stock at an exchange ratio of one to one . The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of December 31, 2024 and 2023, the Company had an aggregate of 17,671,251 and 18,694,332 shares of Class V common stock issued and outstanding, respectively.
ADK LLC held approximately 59% voting control and approximately 34% ownership interest in Wuxi as of December 31, 2024 and 2023, respectively. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the consolidated balance sheets. As of December 31, 2024, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s consolidated financial statements.
15)Revenue

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the shipping location for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
United States	$38,197	$53,558	$39,915
Greater China	98,307	101,323	43,969
Europe	37,337	36,042	16,713
South Korea	15,211	18,768	3,728
Rest of North America	4,438	8,475	4,788
Rest of Asia Pacific	21,245	2,949	204
South America	1,947	2,054	1,480
Total	$216,682	$223,169	$110,797
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The following table presents the assets and liabilities associated with the engineering services contracts recorded on the consolidated balance sheet as of December 31, 2024 and 2023:

		December 31,
	Balance Sheet Classification	2024	2023
Unbilled revenue	Prepaid expenses and other current assets	$9,154	$8,506
Contract liabilities	Accrued expenses and other current liabilities	$2,735	$2,473
During the year ended December 31, 2024, 2023 and 2022, the Company recognized $1,708, $1,734, and $1,253, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2024, the amount of performance obligations that have not been recognized as revenue was $4,189, of which approximately 99% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
As identified below, one of our customers accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2023 and 2022. No individual customer accounted for more than 10% of the Company’s total revenue for the year ended December 31, 2024:

	December 31,
	2024	2023	2022
Customer A	9.3%	14.8%	36.9%
The loss of this customer would have a material impact on the Company’s consolidated financial results.
One large customer each represented 11% and 19% of accounts receivable as of December 31, 2024 and 2023, respectively. No other individual customer represented more than 10% of accounts receivable at December 31, 2024 or 2023, respectively.
16)Share-Based Compensation
2021 Omnibus Equity Incentive Plan
The Company’s Board of Directors adopted the indie Semiconductor, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) effective June 10, 2021, which provides for the granting of nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, performance stock awards, unrestricted stock awards, distribution equivalent rights or any combination of the foregoing to employees and directors for a total of 10,368,750 shares. On June 22, 2022, the Company’s Board of Directors and stockholders approved an increase of shares by 10,500,000 to a total of 20,868,750 shares. On both June 21, 2023 and June 13, 2024, the Company’s Board of Directors and stockholders approved an amendment to the 2021 Omnibus Equity Incentive Plan to each increase the number of shares of Class A common stock reserved for issuance thereunder by 7,000,000 shares, to a current approved total of 34,868,750 shares. The primary purpose of the 2021 Plan is to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
As of December 31, 2024, there were 4,851,844 award units available for future grant under the 2021 Plan.

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

The EEPP commenced its first plan period on August 16, 2023 for the Section 16 officers and on September 1, 2023 for the employees. For the year ended December 31, 2024 and 2023, the Company incurred $19,789 and $4,099 in share-based compensation expense associated with this program, respectively, inclusive of the value of the stock issued in lieu of the cash based salary.

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

As of December 31, 2024, there were 3,486,188 Class A common stock shares available for future grant under the 2023 Inducement Plan. For the year ended December 31, 2024 and 2023, the Company incurred $5,787 and $3,730 in share-based compensation expense associated with this program, respectively.
Since inception of the 2021 Plan and 2023 Inducement Plan, equity awards granted are primarily all in the form of restrictive stock units (“RSU”). These RSUs primarily have a four-year vesting schedule and vests annually in equal installments. The grant date fair value of RSUs issued per the 2021 Plan and 2023 Inducement Plan was valued based on the value of the Class A common stock on the date of grant. The RSUs are equity classified. Occasionally, the Company may grant equity awards in the forms of options or equity awards with either market condition (“MSU”) or performance conditions (“PSU”) through either plan. Options typically have a four-year vesting schedule in equal annual installments and a ten-year term from the original grant date. The grant date fair value of Options issued was valued based on a Black-Scholes model at the time of the grant. Vesting for both the MSUs and PSUs require the award recipients’ continuous service with the Company and achievement of predetermined milestones. The grant date fair value of PSUs was based on the value of the Class A common stock on the date of grant. The grant date fair value of MSUs was determined using the Monte Carlo Simulations analysis.

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
The following table sets forth the share-based compensation for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold	$985	$363	$149
Research and development	43,449	25,750	28,325
Selling, general, and administrative	22,375	17,597	13,411
Restructuring costs	431	—	—
Total	$67,240	$43,710	$41,885

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Total stock compensation expense for the year ended December 31, 2022 above included an accrual of $6,600, that represents awards issuable upon distribution of the Company’s annual incentive plan. There was no accrual for distribution of the Company’s annual incentive plan for both years ended December 31, 2024 and 2023.
The following table sets forth the changes in the Company’s outstanding 2021 Omnibus Equity Incentive Plan non-option awards for the years ended December 31, 2024 and 2023:

	Number of Shares		Weighted average grant date fair value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Nonvested shares as of December 31, 2022	9,250,357		$8.52
Granted	9,932,545		$6.12
Vested	(4,630,999)		$8.40	—
Forfeited	(898,957)		$8.26
Nonvested shares as of December 31, 2023	13,652,946	13,652,946	$6.80
Granted	10,449,306		$6.08
Vested	(7,565,367)		$6.76	—
Forfeited	(1,710,039)		$7.23
Nonvested shares as of December 31, 2024	14,826,846		$7.09
As of December 31, 2024 there was $61,635 of total unrecognized compensation costs related to all nonvested shares, which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.
The following table sets forth the changes in the Company’s outstanding 2023 Inducement Plan non-option awards for the year ended December 31, 2024 and 2023:

	Number of Shares	Weighted average grant date fair value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Nonvested shares as of December 31, 2022	—	$—
Granted	1,840,023	$9.04
Vested	(97,510)	$9.53	—
Forfeited	(128,050)	$9.53
Nonvested shares as of December 31, 2023	1,614,463	$8.97
Granted	1,071,639	$6.16
Vested	(548,986)	$8.75	—
Forfeited	(269,800)	$9.23
Nonvested shares as of December 31, 2024	1,867,316	$7.48
There were no awards outstanding for the year ended December 31, 2022.

As of December 31, 2024 there was $10,024 of total unrecognized compensation costs related to all nonvested shares, which is expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The following table sets forth the changes in the Company’s outstanding options in the 2021 Plan for the years ended December 31, 2024 and 2023:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2022	368,875	$10.74	9.07	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(50,667)	$11.69
Outstanding at December 31, 2023	318,208	$10.58	8.08	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(17,743)	$6.60
Outstanding at December 31, 2024	300,465	$10.82	7.06	$—
Exercisable at December 31, 2024	150,225	$10.82	7.06	$—
Vested or expected to vest	150,225	$10.82	7.06	$—
There were no options granted for both years ended December 31, 2024 or 2023.

There were no stock options exercised under the 2021 Plan during the years ended December 31, 2024 and 2023.

As of December 31, 2024, the Company had $446 of unrecognized stock-based compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 1.0 year.

There were no options granted under the 2023 Inducement Plan for both years ended December 31, 2024 and 2023.
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

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The following table sets forth the changes in the Company’s outstanding options for the years ended December 31, 2024 and 2023:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2022	1,214,044	$0.16	4.88	$6,889
Exercised	(289,364)	$0.11
Forfeited or expired	—	$—
Outstanding at December 31, 2023	924,680	$0.17	3.82	$7,343
Exercised	(297,017)	$0.18
Forfeited or expired	—	$—
Outstanding at December 31, 2024	627,663	$0.16	2.81	$2,470
Exercisable at December 31, 2024	627,663	$0.16	2.81	$2,470
Vested or expected to vest	627,663	$0.16	2.81	$2,470
17)Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(144,187)	$(128,832)	$(52,788)
Less: Net loss attributable to noncontrolling interest	(11,584)	(11,207)	(9,388)
Net loss attributable to common stockholders — basic	$(132,603)	$(117,625)	$(43,400)

Net loss attributable to common shares — dilutive	$(132,603)	$(117,625)	$(43,400)

Denominator:
Weighted average shares outstanding—basic	175,029,650	145,188,867	118,660,785

Weighted average common shares outstanding—diluted	175,029,650	145,188,867	118,660,785

Net loss per share attributable to common shares— basic	$(0.76)	$(0.81)	$(0.37)
Net loss per share attributable to common shares— diluted	$(0.76)	$(0.81)	$(0.37)
The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, Public Warrants, Private Warrants, unexercised options, earn-out shares, escrow shares, and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The 2029 Notes Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the years ended December 31, 2024, 2023 and 2022, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Year Ended December 31,
	2024	2023	2022
Unvested Class B units	—	61,683	746,294
Unvested Phantom units	—	290,138	647,028
Unvested Restricted stock units	16,694,162	14,915,588	7,857,035
Convertible Class V common shares	17,671,251	18,694,332	21,381,476
Public warrants for the purchase of Class A common stock	—	—	17,250,000
Private warrants for the purchase of Class A common stock	—	—	10,150,000
Unexercised options	150,240	223,753	349,006
Earn-out Shares	5,000,000	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000	1,725,000
2027 convertible notes into Class A common stock	18,497,110	18,497,110	18,497,110
2029 convertible notes into Class A common stock	42,524,208	—	—
	102,261,971	59,407,604	83,602,949
18)Income Taxes
The components of loss before income taxes for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$(144,808)	$(140,371)	$(49,948)
Foreign	(1,301)	7,005	(3,875)
Total	$(146,109)	$(133,366)	$(53,823)
The components of the provision for income taxes for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Current expense:
Federal	$41	$96	$—
State	69	23	224
Foreign	1,886	766	818
Total current expense:	$1,996	$885	$1,042
Deferred expense:
Federal	$(4)	$(2,000)	$—
State	(5)	(5)	—
Foreign	(3,909)	(3,414)	(2,077)
Total deferred benefit:	$(3,918)	$(5,419)	$(2,077)
Total income tax benefit	$(1,922)	$(4,534)	$(1,035)

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
The components of deferred tax assets (liabilities) as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Investment in Ay Dee Kay, LLC	58,005	44,922
Net operating loss (“NOL”) carryforwards	68,102	57,289
Tax credits	6,789	5,374
Other deferred tax assets	$9,696	$6,015
Total deferred tax assets before valuation allowance	142,592	113,600
Valuation allowance	(137,444)	(109,701)
Deferred tax assets – net of valuation allowance	5,148	3,899

Other deferred tax liabilities	$(1,149)	$(1,214)
Intangibles	(15,659)	(16,381)
Total deferred tax liabilities	(16,808)	(17,595)
Net deferred tax liabilities	$(11,660)	$(13,696)
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023, are as follows:

	2024	2023
Valuation Allowance as on January 1st	$109,701	$70,040
Increases recorded to tax provision	27,743	15,244
Increases recorded to goodwill	—	26,040
Decreases recorded as a benefit to income tax provision	—	(1,623)
Valuation Allowance as on December 31st	$137,444	$109,701

As of December 31, 2024, the Company has $67,268 of deferred tax assets in domestic NOLs, which was primarily related to U.S. Federal NOLs of $299,504. The U.S. Federal NOLs are comprised of NOLs with an indefinite carry-forward pursuant to the Tax Cuts and Jobs Act of 2017, and NOLs that will begin to expire if not utilized by 2029. The Company also recorded $9,080 of California NOLs, which have a carry-forward period of 20 years, and will begin to expire if not utilized by 2041. The Company also has $1,186 of NOLs in China which have a 5-year carry-forward period and $6,234 of NOLs in Germany which have an indefinite carryforward period and are subject to annual change-of-control utilization limitations, $1,363 federal NOLs in Canada which have a 20-year carry-forward period, and $3,001 NOLs in Canadian provinces which also have a 20-year carry-forward period.

In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences in accordance with the relevant accounting guidance under ASC 740. Based on forecasted earnings, the Company does not reasonably anticipate future taxable income in the U.S. jurisdiction. Further, when considering its history of generating net operating losses, management concluded that it is more likely than not that the Company’s domestic deferred assets will not be realized and continues to maintain a full valuation allowance for U.S. domestic deferred tax assets as of December 31, 2024.

The Company evaluated its historical valuation allowance on China operations conducted through Wuxi and its subsidiaries as of December 31, 2024. Due to the financial results achieved by China operations in 2023 and the forecasted future taxable income, the Company has released the valuation allowance on Wuxi and its subsidiaries. This resulted in a $1,623 deferred tax benefit for the year ended December 31, 2023. In other jurisdictions, the Company has a net deferred tax liability position and anticipates using the existing deferred tax liability as a source of income to realize existing deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 are as follows:

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Balance at January 1st	$696	$—	$—
Additions for purchase accounting	—	696	—
Balance at December 31st	$696	$696	$—

The Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes expense or tax benefits for the difference between the financial reporting basis over the tax basis of its investments in foreign subsidiaries to the extent such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S. The Company reviews its indefinite reinvestment assertion on a quarterly basis and evaluates its plans for reinvestment. This includes a review of the Company’s ability to control repatriation, its ability to mobilize funds without triggering basis differences, and the profitability of U.S. operations, their cash requirements and the need, if any, to repatriate funds. If the Company’s intent and ability with respect to reinvestment of earnings of non-U.S. subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued. For the year ended December 31, 2024, the Company intends to indefinitely reinvest earnings and profits, and has not recorded a deferred tax liability.

The Company files a federal income tax return and various state income tax returns in the United States. However, ADK LLC will continue to file a partnership return as it has historically and ADK LLC tax returns for years 2012-2023 remain open to examination by the IRS, and tax years 2019-2023 remain open to California State Tax examination.
A reconciliation of the federal statutory income tax rate to the effective tax rate for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax provision at U.S. statutory federal rate	$(30,683)	$(27,721)	$(11,286)
State income tax provision, net of federal income tax effect	389	(1,216)	(5)
Foreign rate differential	(1,571)	(2,445)	(250)
Noncontrolling interest	2,965	4,858	1,844
Change in valuation allowance	24,358	19,511	6,728
Section 162(m) addback on executive compensation	—	565	542
GILTI inclusion, net	4,102	2,881	1,301
Other	(1,482)	(967)	91
Provision for income taxes	$(1,922)	$(4,534)	$(1,035)
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

The Company records tax positions as liabilities and adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024, the Company has not recorded any uncertain tax positions in its financial statements.
The Company records interest and penalties related to unrecognized tax benefits in provision of income taxes. As of December 31, 2024, no accrued interest or penalties are recorded in the consolidated balance sheets, and the Company has not recorded any related expenses.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and is subject to examinations by the various jurisdictions where applicable. There are currently no pending material tax examinations. The

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
Company’s tax years are still open under statute from 2020 to 2023 for Federal purposes and from 2019 to 2023 for California. Foreign tax statutes are generally three to five years. The company’s significant foreign taxing jurisdiction are Canada, Germany, and China.

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
19)Leases
The Company’s lease arrangements consist primarily of corporate and manufacturing facility agreements. The leases expire at various dates through 2033, some of which include options to extend the lease term. The options with the longest potential total lease term consist of options for extension of up to five years following expiration of the original lease term. All of the leases are operating leases. The Company is headquartered in Aliso Viejo, California and has various research and design centers, sales support offices, and manufacturing facilities throughout the world. The key lease terms for the principal locations are summarized below:
The Company holds a six-year operating lease for its 18,000 square foot headquarters in Aliso Viejo, California, which is payable monthly with periodic rent adjustments over the lease term. The lease requires a security deposit of $30, which is recorded in other assets on the Company’s consolidated balance sheets. In November 2022 This lease was extended through the end of October 2028. Rent expense is approximately $42 per month.
In October 2021, the Company entered into a five-year operating lease for its design center in Austin, Texas. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expires in June 2027. Rent expense is approximately $14 per month.
In May 2021, the Company entered into a seven-year operating lease for a location in Detroit, Michigan, which is payable monthly with periodic rent adjustments over the lease term. The lease will expire in 2028 with an initial monthly rent of approximately $24 per month.
In April 2023, the Company entered into a one-year operating lease for an office in San Jose, California in connection with the acquisition of GEO. Rent for the associated office is payable monthly over the lease term, which expires in June 2024. This lease was extended through September 1, 2024 and subsequently terminated. Rent expense was approximately $69 per month.

In March 2024, the Company entered into a six-year operating lease for an office in San Jose, California. Rent for the associated office is payable monthly over the lease term, which expires in April 2030. The lease requires a security deposit of $210. Rent expense is approximately $91 per month.

The Company holds a five-year operating lease for its Scotland Design Center in Edinburgh, Scotland, which is payable monthly with periodic rent adjustments over the lease term. In April 2024 this lease was extended through the end of June 2029. Rent expense is approximately $17 per month.
The Company holds an operating lease for its location in Haifa, Israel. In February 2024 this lease was renewed for three-years through the end of January 2027. Rent expense is approximately $14 per month.
In August 2023, the Company entered into a ten-year operating lease for an office in Ontario, Canada in connection with the acquisition of GEO. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expires in February 2033. Rent expense is approximately $11 per month.

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
In October 2021, the Company acquired TeraXion and assumed its existing operating lease for an office building and a warehouse in Quebec City, Canada. Rent for the associated office is payable at approximately $53 per month. The lease will expire on May 31, 2032.
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
The Company recorded $882 of impairment charges related to certain right-of-use assets for the year ended December 31, 2024 as part of its restructuring initiative that commenced in August 2024 (see Note 4 - Restructuring costs).
The table below represents lease-related assets and liabilities recorded on the consolidated balance sheet as of December 31, 2024 and 2023 are as follows:

	Balance Sheet Classification	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$16,107	$13,790

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$2,984	$2,653
Operating lease liabilities (noncurrent)	Operating lease liabilities	14,278	10,850
Total lease liabilities		$17,262	$13,503
Lease Costs
The following lease costs were included in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
Operating lease cost	$4,237	$3,406	$2,496
Short-term lease cost	—	17	124
Variable lease cost	473	179	174
Total lease cost	$4,710	$3,602	$2,794
Supplemental Information
The table below presents supplemental information related to operating leases as of December 31, 2024 and 2023 :

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,888	$3,175
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,172	$3,240
Weighted average remaining lease term — operating leases	5.37 years	6.06 years
Weighted average discount rate — operating leases	6.47%	5.99%
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as December 31, 2024:

2025	$3,994
2026	3,889
2027	3,806
2028	3,464
2027	2,459
Thereafter	2,821
Total minimum lease payments	20,433
Less imputed interest	(3,171)
Present value of future minimum lease payments	17,262
Less current obligations under leases	(2,984)
Long-term lease obligations	$14,278
20)Commitments and Contingencies
Litigation
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
Royalty Agreement
The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the years ended December 31, 2024, 2023 and 2022 was $2,325, $3,808, and $1,305, respectively. These expenses are included in cost of goods sold in the consolidated statements of operations. Accrued royalties of $658 and $789 are included in Accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Tax Distributions
To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the years ended December 31, 2024 and 2023.
21) Supplemental Financial Information
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2024	2023
Holdbacks and deferred payments for business combination	7,050	4,339
Accrued taxes	3,113	1,672
Operating lease liabilities, current	2,984	2,653
Deferred revenue	2,735	2,473
Issuance costs 2029 Convertible Debt	1,789	—
Accrued interest	1,679	1,120
Accrued royalties	658	789
Other (1)	9,289	8,365
Accrued expenses and other current liabilities	$29,297	$21,411
(1) Amount represents accruals for various operating expenses such as professional fees, open purchase orders and other estimates that are expected to be paid within the next 12 months.
22.Geographical Information
Long-lived assets include property and equipment, net, which were based on the physical location of the assets as of the end of period presented:

	December 31,
	2024	2023
United States	$13,640	$9,765
Canada	3,657	4,752
Germany	6,585	4,790
China	6,882	4,437
Israel	1,095	1,457
Switzerland	1,826	1,041
Rest of world	597	724
Total	$34,282	$26,966

23.Segment Reporting

The Company designs, develops, manufactures and markets a broad range of integrated circuits (“ICs”). It operates and tracks its results in one reportable segment. indie’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes financial information presented on a consolidated basis to assess performance and to make key operating decisions such as the determination of resource allocations. The CODM also utilizes the Company’s consolidated long-range plan, which includes product development roadmaps and long-range consolidated financial models, as a key input to resource allocation. The CODM also makes decisions on resource allocation, assesses performance of the business, and monitors budget

INDIE SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except unit and share amounts and per unit and per share amounts)
versus actual results using consolidated operating income (loss) from operations. The CODM does not review any measures of financial results beyond what is presented in the accompanying statement of operations.

Significant expenses within income (loss) from operations include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s consolidated statement of operations. The Company’s long-lived assets consist primarily of property, plant and equipment, net and right-of-use assets.

24.Subsequent Events
For its consolidated financial statements as of December 31, 2024 and the year then ended, management reviewed and evaluated material subsequent events from the consolidated balance sheet date of December 31, 2024 through February 28, 2025, the date the consolidated financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed under “Item 9a – Controls and Procedures” in our annual report on Form 10-K for the period ended December 31, 2023, material weaknesses in our internal control over financial reporting were identified. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the year ended December 31, 2024, the Company, with the oversight of the Audit Committee of our Board of Directors, continued to design and implement measures pursuant to management’s overall internal controls over financial reporting remediation plan and also completed testing of the design and operating effectiveness of all remediated controls. The remediation efforts to date included the following:

a.Control Environment: We trained and continue to retain individuals who have appropriate skills and experience related to designing operating, and documenting internal controls over financial reporting, coupled with the addition of finance staff to improve the current segregation of roles and responsibilities;

b.Risk Assessment: We refined and enhanced our risk assessment process to define clear financial reporting objectives and evaluate the related risks at a sufficient level of detail to identify all relevant risks of material misstatement across the Company.

c.Information and Communication: We continued to migrate our financial reporting locations to the new ERP system. The company-wide initiative continue to improve the relevance and reliability of our data to support the functioning of internal controls, harmonize our information technology control environment, and mitigate internal control gaps and limitations that cannot be addressed by the current systems;

d.Control Activities: We developed control activities that contribute to the mitigation of risks to support the achievement of objectives to select and develop control activities to address each risk to acceptable levels; and

e.Monitoring Activities: We engaged third-party professionals to conduct a comprehensive review and perform ongoing evaluations to ensure the components of internal control over financial reporting are present and functioning in accordance with the 2013 COSO Framework.

Based on our evaluation of the effectiveness of the Company’s internal controls as of December 31, 2024, including newly remediated controls, we concluded that the Company’s internal control over financial reporting framework was effectively designed and operated effectively for a sufficient period of time to enable us to conclude that all previously identified material weaknesses have been remediated as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2024, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control-Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2024.

The Company’s independent public accounting firm, KPMG LLP, which audited the 2024 consolidated financial statements included in this Form 10-K, issued an attestation report on the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 52 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Except for the remediation of the identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION

On November 14, 2024, Kanwardev Raja Singh Bal, Chief Financial Officer, Executive Vice President and Chief Accounting Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 246,315 shares of Class A common stock until October 31, 2026. The number of shares that may be sold under this trading arrangement will be reduced by the number of shares (not yet determinable) sold to satisfy tax obligations upon the vesting and settlement of certain outstanding equity awards.
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

The information required by this Item will be included in our 2025 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by this reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2025 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by this reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2025 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by this reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2025 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our 2025 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by this reference.

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
3.Exhibits:
Exhibits required to be filed as part of this Report are:

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.1†	Master Transactions Agreement, dated effective December 14, 2020, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein, and also included as Annex B-1 to the proxy statement/prospectus.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	2.1	12/15/2020
2.2	Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (included as Annex B-2 to the proxy statement/prospectus).		Form S-4/A	333-25374	2.2	5/4/2021

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.3†	Share Purchase Agreement, dated as of August 27, 2021, by and among indie, TeraXion, Purchaser and certain stockholders of TeraXion and their ultimate beneficial owners.		8-K	001-40481	2.1	9/2/2021
2.4†	Agreement and Plan of Merger, dated as of February 9, 2023, by and among indie, GEO, Merger Sub and Shareholder Representative Services LLC , as Securityholders’ Agent		8-K	001-40481	2.1	2/10/2023
2.5†	Share Sale and Purchase Agreement, dated as of September 18, 2023, by and among indie, indie UK. and the Securityholders.		8-K	001-40481	2.1	9/18/2023
3.1	Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 22, 2023.		8-K	001-40481	3.1	6/23/2023
3.2	Amended and Restated Bylaws of indie Semiconductor, Inc.		8-K	001-40481	3.2	6/16/2021
4.1	Specimen Common Stock Certificate.		8-K	001-40481	4.1	6/16/2021
4.5	Description of indie Semiconductor, Inc. Capital Stock		10-K	001-40481	4.5	3/28/2023
4.6	Indenture, dated as of November 21, 2022, between indie Semiconductor, Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-40481	4.1	11/21/2022
4.7	Form of 4.500% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.6).		8-K	001-40481	4.2	11/21/2022
4.8	Indenture, dated as of December 6, 2024, between indie Semiconductor, Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-40481	4.1	12/6/2024
4.9	Form of 3.50% Convertible Senior Notes due 2029 (included as Exhibit A in Exhibit 4.8).		8-K	001-40481	4.2	12/6/2024
10.1	Eighth Amended and Restated Limited Liability Company Agreement of indie LLC.		8-K	001-40481	10.1	6/16/2021
10.2	Subscription Agreement for the PIPE Investment.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	10.1	12/15/2020
10.3+	indie Semiconductor, Inc. Amended and Restated 2021 Equity Incentive Plan		10-Q	001-40481	10.2	11/14/2022
10.4+	indie Semiconductor, Inc. 2023 Inducement Incentive Plan		10-K	001-40481	10.4	3/28/2023
10.5+	Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award (2023 Inducement Incentive Plan)		10-K	001-40481	10.5	3/28/2023

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.6+	Form of Notice of Performance Stock Unit Award and Terms and Conditions of Performance Stock Unit Award		10-K	001-40481	10.6	3/28/2023
10.7+	Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award		S-8	333-258907	4.4	8/18/2021
10.8+	Form of Notice of Restricted Stock Award and Terms and Conditions of Restricted Stock Award		S-8	333-258907	4.5	8/18/2021
10.9+	Form of Notice of Stock Option Grant and Terms and Conditions of Stock Option		S-8	333-258907	4.6	8/18/2021
10.10+	Form of Indemnification Agreement between registrant and certain officers and directors of registrant.		8-K	001-40481	10.4	6/16/2021
10.11	Exchange Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.5	6/16/2021
10.12	Tax Receivable Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.6	6/16/2021
10.13	Registration Rights Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.7	6/16/2021
10.14	Registration Rights Agreement, dated August 8, 2019, between Thunder Bridge II, Sponsor and the holders party thereto.		S-1/A filed by Thunder Bridge Acquisition II, Ltd	333-232688	10.4	7/29/2019
10.15	Sponsor Letter Agreement by and among Thunder Bridge II, Sponsor and indie, dated December 14, 2020.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	10.6	12/15/2020
10.16	Form of Option Settlement Agreement by and among indie, TeraXion, Purchaser and certain holders of options to purchase TeraXion capital stock		8-K	001-40481	2.2	9/2/2021
10.17	Sales Agreement, by and among the Registrant and B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC dated August 6, 2022		S-3	333-267120	1.2	8/26/2022
10.18+	Form of Employment Agreement		8-K	001-40481	10.1	12/23/2022
10.19	Registration Rights and Lock-Up Agreement, dated as of March 3, 2023, by and among indie, GEO, and the Securityholders’ Agent.		8-K	001-40481	10.1	3/3/2023
10.20	Form of Confirmation of Capped Call Transaction.		8-K	001-40481	10.1	12/6/2024

Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
19.1	indie Semiconductor, Inc. Statement of Company Policy Regarding Insider Trading and Unauthorized Disclosures	X
21	List of Subsidiaries of the Company	X
23.1	Consent of KPMG LLP	X
24.1	Power of Attorney (included on signature page hereto)	X
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Incentive Compensation Recoupment Policy		10-K	001-40481	97	3/20/2024
101
Inline XBRL Interactive Data Files formatted in Inline XBRL Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Other Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
____________
+        Indicates a management or compensatory plan.
†        Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 28, 2025.

indie Semiconductor, Inc.

By:	/s/ Donald McClymont
Name:	Donald McClymont
Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald McClymont and Kanwardev Raja Singh Bal, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald McClymont	Chief Executive Officer and Director	February 28, 2025
Donald McClymont	(Principal Executive Officer)

/s/ Kanwardev Raja Singh Bal	Chief Financial Officer, Executive Vice President & Chief Accounting Officer	February 28, 2025
Kanwardev Raja Singh Bal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ichiro Aoki	President and Director	February 28, 2025
Ichiro Aoki

/s/ David Aldrich	Chairman of the Board of Directors	February 28, 2025
David Aldrich

/s/ Diane Biagianti	Director	February 28, 2025
Diane Biagianti

/s/ Diane Brink	Director	February 28, 2025
Diane Brink

/s/ Karl-Thomas Neumann	Director	February 28, 2025
Karl-Thomas Neumann

/s/ Jeffrey Owens	Director	February 28, 2025
Jeffrey Owens

/s/ Sonalee Parekh	Director	February 28, 2025
Sonalee Parekh