Form 10-Q
period 2025-03-31
indie Semiconductor, Inc.
filed 2025-05-12
CIK 1841925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The number of shares outstanding of the registrant’s Class A and Class V common stock as of May 7, 2025 was 194,892,503 (excluding 1,725,000 Class A shares held in escrow) and 17,621,247, respectively.

INDIE SEMICONDUCTOR, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

		Page

Part I. Financial Information		2
Item 1.	Condensed Consolidated Financial Statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 (Unaudited)	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Comprehensive Loss	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest	5
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

Part II. Other Information		33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
Signatures		35

1

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in or implied by such forward-looking statements as a result of various factors, including, among others, the following: macroeconomic conditions, including inflation, rising interest rates and volatility in the credit and financial markets; uncertainty related to the impacts of the impending tariffs, including on inventory, supply chain, cost of our products and consumer demand; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company has made or may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; current and potential trade restrictions and trade tensions; including the recent trade and tariff actions taken or proposed by the U.S. government affecting the countries where we operate; armed conflict and political or economic instability in the Company’s target markets and additional factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025 (including those identified under “Risk Factors” therein), as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

All information set forth herein speaks only as of the date hereof, and the Company disclaims any intention or obligation to update any forward-looking statements made in this report or in its other public filings, whether as a result of new information, future events or otherwise, except as required by law.

References in this Quarterly Report to “indie,” the “Company,” “we,” “us,” and “our” refer to indie Semiconductor, Inc., a Delaware corporation, and its consolidated subsidiaries, or (in the case of references prior to the consummation of the business combination (the “Transaction”) with Thunder Bridge Acquisition II, Ltd. (“TB2”) in June 2021) to our predecessor Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”). All references to U.S. dollar amounts are in thousands, other than share amounts, per share amount or the context otherwise requires.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$236,608	$274,248
Restricted cash	10,297	10,300
Accounts receivable, net of allowance for doubtful accounts of $2,006 as of March 31, 2025 and $1,970 as of December 31, 2024, respectively	62,880	52,005
Inventory, net	47,822	49,887
Prepaid expenses and other current assets	24,106	22,308
Total current assets	381,713	408,748
Property and equipment, net	34,868	34,281
Intangible assets, net	203,138	208,944
Goodwill	267,590	266,368
Operating lease right-of-use assets	15,310	16,107
Other assets and deposits	6,403	6,938
Total assets	$909,022	$941,386

Liabilities and stockholders' equity
Accounts payable	$18,474	$28,326
Accrued payroll liabilities	6,446	5,573
Contingent considerations	2,873	3,589
Accrued expenses and other current liabilities	26,754	29,297
Intangible asset contract liability	5,500	5,875
Current debt obligations	11,989	12,220
Total current liabilities	72,036	84,880
Long-term debt, net of current portion	367,037	369,097
Intangible asset contract liability, net of current portion	10,593	11,965
Deferred tax liabilities, non-current	11,750	11,660
Operating lease liability, non-current	13,555	14,278
Other long-term liabilities	2,318	4,111
Total liabilities	477,289	495,991
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 196,110,513 and 190,888,408 shares issued, 194,385,513 and 189,163,408 shares outstanding as of March 31, 2025 and December 31, 2024, respectively.	19	19
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 17,621,251 and 17,671,251 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	2	2
Additional paid-in capital	956,888	936,564
Accumulated deficit	(528,590)	(494,044)
Accumulated other comprehensive loss	(22,751)	(24,655)
indie's stockholders' equity	405,568	417,886
Noncontrolling interest	26,165	27,509
Total stockholders' equity	431,733	445,395
Total liabilities and stockholders' equity	$909,022	$941,386
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue:
Product revenue	$50,420	$48,578
Contract revenue	3,657	3,775
Total revenue	54,077	52,353
Operating expenses:
Cost of goods sold	31,528	30,089
Research and development	42,115	49,589
Selling, general, and administrative	19,367	22,322
Total operating expenses	93,010	102,000
Loss from operations	(38,933)	(49,647)
Other income (expense), net:
Interest income	2,267	1,309
Interest expense	(4,516)	(2,106)
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	4,803	15,359
Other expense	(736)	(247)
Total other income, net	1,818	14,315
Net loss before income taxes	(37,115)	(35,332)
Income tax benefit (provision)	(56)	1,109
Net loss	(37,171)	(34,223)
Less: Net loss attributable to noncontrolling interest	(2,625)	(3,044)
Net loss attributable to indie Semiconductor, Inc.	$(34,546)	$(31,179)

Net loss attributable to common shares — basic	$(34,546)	$(31,179)
Net loss attributable to common shares — diluted	$(34,546)	$(31,179)

Net loss per share attributable to common shares — basic	$(0.18)	$(0.19)
Net loss per share attributable to common shares — diluted	$(0.18)	$(0.19)

Weighted average common shares outstanding — basic	191,463,848	164,602,608
Weighted average common shares outstanding — diluted	191,463,848	164,602,608

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(37,171)	$(34,223)
Other comprehensive loss:
Foreign currency translation adjustments	2,346	(4,638)
Comprehensive loss	(34,825)	(38,861)

Less: Comprehensive loss attributable to noncontrolling interest	(2,183)	(2,955)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(32,642)	$(35,906)
See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	163,193,278	$16	18,694,332	$2	$813,742	$(361,441)	$(6,170)	$446,149	$30,876	$477,025
Vesting of equity awards	26,931	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	2,166,146	—	—	—	473	—	—	473	204	677
Issuance per Exchange of Class V to Class A	100,000	—	(100,000)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	30,516	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	18,608	—	—	18,608	—	18,608
Issuance per settlement of contingent considerations	62,562	—	—	—	500	—	—	500	48	548
Shares issued for Investment in Expedera	525,000	1	—	—	2,963	—	—	2,964	421	3,385
Net loss	—	—	—	—	—	(31,179)	—	(31,179)	(3,044)	(34,223)
Foreign currency translation adjustment	—	—	—	—	—	—	(4,638)	(4,638)	89	(4,549)

Balance as of March 31, 2024	166,104,433	$17	18,594,332	$2	$836,286	$(392,620)	$(10,808)	$432,877	$28,594	$461,471

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(Amounts in thousands, except unit and share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity Attributable to indie Semiconductor, Inc.	Noncontrolling Interest	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	189,163,408	$19	17,671,251	$2	$936,564	$(494,044)	$(24,655)	$417,886	$27,509	$445,395
Issuance per net settlement of equity awards and cash exercise of stock options	3,446,663	—	—	—	78	—	—	78	394	472
Issuance per Exchange of Class V to Class A	50,000	—	(50,000)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	44,863	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	16,561	—	—	16,561	—	16,561
Issuance per settlement of contingent considerations	1,680,579	—	—	—	3,685	—	—	3,685	445	4,130
Net loss	—	—	—	—	—	(34,546)	—	(34,546)	(2,625)	(37,171)
Foreign currency translation adjustment	—	—	—	—	—	—	1,904	1,904	442	2,346

Balance as of March 31, 2025	194,385,513	$19	17,621,251	$2	$956,888	$(528,590)	$(22,751)	$405,568	$26,165	$431,733

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(37,171)	$(34,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,744	9,551
Allowance for credit losses and inventory reserves	105	262
Share-based compensation	17,232	25,577
Amortization of discount and cost of issuance of debt	661	250
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	(4,803)	(15,359)
Loss from change in fair value of currency forward contract	601	552
Amortization of right-of-use assets	776	822
Changes in operating assets and liabilities:
Accounts receivable	(10,622)	11,752
Inventory	2,479	(1,051)
Accounts payable	(9,985)	(414)
Accrued expenses and other current liabilities	3,351	(4,429)
Accrued payroll liabilities	630	454
Prepaid, other current and noncurrent assets	(1,024)	(1,816)
Operating lease liabilities	(561)	(824)
Other long-term liabilities	(414)	(453)
Net cash used in operating activities	(29,001)	(9,349)
Cash flows from investing activities:
Purchases of property and equipment	(2,378)	(2,317)
Business combinations, net of cash acquired	—	(3,200)
Net cash used in investing activities	(2,378)	(5,517)
Cash flows from financing activities:
Proceeds from issuance of debt obligations	—	10,740
Issuance costs on line of credit	(50)	(50)
Payments on debt obligations	(2,909)	(1,493)
Payments on financed software	(1,748)	(2,341)
Deferred payments on business combination	(34)	—
Proceeds from exercise of stock options	1	24
Net cash provided by (used in) financing activities	(4,740)	6,880
Effect of exchange rate changes on cash and cash equivalents	(1,524)	4,482
Net decrease in cash and cash equivalents	(37,643)	(3,504)
Cash, cash equivalents and restricted cash at beginning of period	284,548	151,678
Cash, cash equivalents and restricted cash at end of period	$246,905	$148,174

Reconciliation of amounts on condensed consolidated balance sheet:
Cash and cash equivalents	$236,608	$138,174
Restricted cash	10,297	10,000
Total cash, cash equivalents and restricted cash	$246,905	$148,174

Supplemental disclosure of cash flow information:
Cash paid for interest	$185	$70

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$(17)	$(890)
Contingent consideration for business combination	$—	$4,599
Accrual for purchase consideration for business combination	$—	$1,300
Fair value of common stock issued for investment in Expedera	$—	$3,428
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

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexible access that it provides to the capital markets. As of March 31, 2025, and since the inception of the program indie has raised gross proceeds of $90,187 and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 and had approximately $59,813 available for future issuances under the ATM Agreement. During both the three months ended March 31, 2025 and March 31, 2024, there was no ATM related activity.

Risks and Uncertainties

The Company is impacted by macroeconomic conditions including continued inflation, rising prices or rising interest rates, geopolitical tensions, the risk of recession, and the effect of trade policies, which have a combined effect on overall economic activity and consumer demand for automotive products that has resulted in lower production levels for the Company’s products. Tariffs against semiconductor producing countries such as Taiwan, and retaliatory tariffs by countries such as China, could cause a decrease in the sales of the Company’s products to customers, other customers selling to end users, or other global customers, which could materially and adversely affect the Company’s business, financial condition and results of operation.

The ultimate impact of any tariffs will depend on various factors, including the outcome of ongoing negotiations, the timing of implementation, and the amount, scope and nature of the tariffs.

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

Refer to Part I, Item 1A of our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the heading “Risk Factors” for more information on our risks and uncertainties.

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which approximately 92% was owned by indie as of March 31, 2025. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited (“Ay Dee Kay Ltd”), a private limited company incorporated under the laws of Scotland, indie GmbH, Symeo GmbH (“Symeo”) and Silicon Radar GmbH (“Silicon Radar”), all of which are private limited liability companies incorporated under the laws of Germany, Exalos AG (“Exalos”), a company limited by shares organized under the laws of Switzerland, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc. (“TeraXion”) and Geo Semiconductor Canada Inc., both incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with approximately 59% voting controlled and approximately 34% owned by the Company as of March 31, 2025 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2025.

Recent Accounting Pronouncements
Recently Issued Not Yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income - Expenses Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provides guidance to enhance disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The standard also requires amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The amendments in this standard are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The standard will become effective for indie for its fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning in its fiscal year 2027 annual financial statements and is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.
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
2.    Inventory, Net

Inventory, net consists of the following:

	March 31, 2025	December 31, 2024
Raw materials	$11,965	$13,915
Work-in-process	21,277	19,531
Finished goods	14,580	16,441
Inventory, net	$47,822	$49,887
During the three months ended March 31, 2025 and 2024, the Company recognized write-downs in the value of inventory of $42 and $262, respectively.
3.    Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	March 31, 2025	December 31, 2024
Production tooling	4	$21,893	$21,256
Lab equipment	4	14,627	14,484
Office equipment	3 - 7	10,805	10,162
Leasehold improvements	*	1,939	1,921
Construction in progress		8,873	7,597
Property and equipment, gross		58,137	55,420
Less: Accumulated depreciation		23,269	21,139
Property and equipment, net		$34,868	$34,281
*Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.
The Company recognized depreciation expense of $1,969 and $1,485 for the three months ended March 31, 2025 and 2024, respectively.

Fixed assets not yet in service, or construction in progress, consist primarily of capitalized internal-use software and certain tooling and other equipment that are not yet ready to be placed into service.

4.    Intangible Assets, Net

Intangible assets, net consist of the following:

	March 31, 2025				December 31, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.6	$121,893	$(37,860)	$84,033	5.8	$121,893	$(33,609)	$88,284
Software licenses	2.3	23,700	(7,958)	15,742	2.8	23,706	(6,243)	17,463
Customer relationships	7.4	43,159	(10,285)	32,874	7.6	43,159	(9,118)	34,041
Intellectual property licenses	—	1,961	(1,736)	225	0.8	1,947	(1,736)	211
Trade names	4.7	26,301	(8,442)	17,859	4.9	26,301	(7,496)	18,805
Backlog	0.5	2,296	(1,929)	367	0.6	2,296	(1,683)	613
Effect of exchange rate on gross carrying amount		(4,793)	—	(4,793)		(6,662)	—	(6,662)
Intangible assets with finite lives		214,517	(68,210)	146,307		212,640	(59,885)	152,755

IPR&D		57,390	—	57,390		57,390	—	57,390
Effect of exchange rate on gross carrying amount		(559)	—	(559)		(1,201)	—	(1,201)
Total intangible assets with indefinite lives		56,831	—	56,831		56,189	—	56,189

Total intangible assets		$271,348	$(68,210)	$203,138		$268,829	$(59,885)	$208,944

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses these assets for impairment on a periodic basis. For the three months ended March 31, 2025 and 2024, the Company determined that there were no impairment of intangible assets.

Amortization of intangible assets for the three months ended March 31, 2025 and 2024 was $7,775 and $8,066, respectively, and is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based on their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of March 31, 2025, amortization expense for each of the next five fiscal years is expected to be as follows:

2025 (remaining 9 months)	$23,611
2026	29,427
2027	23,288
2028	19,436
2029	17,856
Thereafter	32,689
Total	$146,307
5.    Goodwill
The following table sets forth the carrying amount and activity of goodwill as of March 31, 2025:

Amount
Balance as of the beginning of the period	$266,368
Effect of exchange rate on goodwill	1,222
Balance as of the end of the period	$267,590

During the three months ended March 31, 2025, the change in goodwill was related to a $1,222 increase in value due to the effect of exchange rates on goodwill.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three months ended March 31, 2025.
6.    Debt
The following table sets forth the components of debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$160,000	$(3,002)	$156,998	$160,000	$(3,262)	$156,738
2029 Notes	218,500	(8,461)	210,039	218,500	(8,857)	209,643
CIBC loan, due 2026	2,049	(10)	2,039	2,368	(2)	2,366
Total term loans	380,549	(11,473)	369,076	380,868	(12,121)	368,747

Revolving line of credit	10,000	(50)	9,950	12,583	(13)	12,570
Total debt	$390,549	$(11,523)	$379,026	$393,451	$(12,134)	$381,317
The outstanding debt as of March 31, 2025 and December 31, 2024 is classified in the condensed consolidated balance sheets as follows:

	March 31, 2025	December 31, 2024
Current liabilities - Current debt obligations	$11,989	$12,220
Noncurrent liabilities - Long-term debt, net of current maturities	367,037	369,097
Total debt	$379,026	$381,317
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

On December 3, 2024, in connection with the pricing of the 2029 Notes, the Company entered into privately negotiated capped call transactions (the “2029 Notes Base Capped Call Transactions”) with each of Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc., Mizuho Markets Americas LLC, with Mizuho Securities USA LLC acting as agent, Royal Bank of Canada, represented by RBC Capital Markets, LLC as its agent, The Bank of Nova Scotia, UBS AG, London Branch, represented by UBS Securities LLC as its agent, and Wells Fargo Bank, National Association (the “2029 Option Counterparties”). In addition, on December 5, 2024, in connection with the 2029 Notes Initial Purchasers’ exercise of the Option in full, the Company entered into additional capped call transactions (the “2029 Notes Additional Capped Call Transactions” and, together with the 2029 Notes Base Capped Call Transactions, the “2029 Notes Capped Call Transactions”) with each of the 2029 Notes Option Counterparties. The 2029 Notes Capped Call Transactions cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2029 Notes, and are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2029 Notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the 2029 Notes Capped Call Transactions. The cap price of the 2029 Notes Capped Call Transactions is initially $8.06 per share, which represents a premium of 100% over the last reported sale price of the Company’s Class A common stock on The Nasdaq Capital Market on December 3, 2024. The cost of the 2029 Notes Capped Call Transactions was $23,380. The Company recorded the 2029 Notes Capped Call Transactions as separate transactions from the issuance of the 2029 Notes. The cost of $23,380 incurred to purchase the 2029 Notes Capped Call Transactions was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheet as of December 31, 2024.

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

The 2029 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2029 Notes is presented net of $8,967 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of March 31, 2025 and December 31, 2024, the total carrying value of the 2029 Notes, net of unamortized discount, was $210,039 and $209,643, respectively. As of March 31, 2025, the total fair value of the 2029 Notes was $146,395 or 67.00% of the aggregate principal amount of the 2029 Notes. As of December 31, 2024, the total fair value of the 2029 Notes was $228,333 or 104.50% of the aggregate principal amount of the 2029 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $396 for the three months ended March 31, 2025. and is included in Interest Expense in the Company’s condensed consolidated statements of operations.
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

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of March 31, 2025 and December 31, 2024, the total carrying value of the 2027 Notes, net of unamortized discount, was $156,998 and $156,738, respectively. As of March 31, 2025, the total fair value of the 2027 Notes was $129,104 or 80.69% of the aggregate principal amount of the 2027 Notes. As of December 31, 2024, the total fair value of the 2027 Notes was $146,416 or 91.51% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $261 and $250 for the three months ended March 31, 2025 and 2024, respectively. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

During the year ended December 31, 2022, in connection with the offering of the 2027 Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404.
indie Semiconductor Revolving Line of Credit

On March 29, 2024, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance is due and payable in full on March 28, 2025. This revolving line of credit was renewed on March 29, 2025, and the outstanding principal balance is due and payable in full on March 27, 2026. Interest is payable monthly beginning on May 1, 2025 through the maturity date. This line of credit required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo, which resulted in a total restricted cash of $10,000 as of March 31, 2025. Fees of $50 incurred will be amortized over the life of the credit agreement. This revolving line of credit had an outstanding balance of $10,000 as of March 31, 2025. During the three months ended March 31, 2025, we paid $166 in interest expense. Non-cash interest was de minimus.
TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of March 31, 2025 and December 31, 2024, the outstanding principal balance of the loan was $2,049 and $2,368, (or CAD2,940 and CAD3,405), respectively.

TeraXion also has an authorized credit facility up to CAD6,000 at March 31, 2025 and December 31, 2024, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of CAD6,000. This line of credit had an outstanding balance of CAD3,713 (or approximately $2,583) as of December 31, 2024. There was no outstanding balance on this line of credit as of March 31, 2025.

The table below sets forth the components of interest expense for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$1,775	$1,795
Amortization of discount and issuance cost	261	250
Total interest expense related to the 2027 Notes	2,036	2,045
Interest expense on the 2029 Notes
Stated interest at 3.50% per annum	1,886	—
Amortization of discount and issuance cost	396	—
Total interest expense related to the 2029 Notes	2,282	—
Interest expense on other debt obligations:
Contractual interest	185	61
Amortization of discount and issuance cost	13	—
Total interest expense related to other debt obligations	198	61

Total interest expense	$4,516	$2,106

The future maturities of the debt obligations are as follows:

2025 (remaining 9 months)	$—
2026	12,049
2027	160,000
2028	—
2029	218,500
Total	$390,549
7.     Contingent and Earn-Out Liabilities
Earn-Out Milestones

In connection with the Company’s reverse recapitalization transaction completed on June 10, 2021 (the “Transaction”), certain of indie’s stockholders are entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the earn-out milestones are met. The earn-out milestones represent two independent criteria, each of which entitles the eligible stockholders to 5,000,000 earn-out shares per milestone met. Each earn-out milestone is considered met if at any time following the Transaction and prior to December 31, 2027, the volume weighted average price of indie’s Class A common stock is greater than or equal to $12.50 or $15.00 for any twenty trading days within any thirty-trading day period, respectively. Further, the earn-out milestones are also considered to be met if indie undergoes a Sale. A Sale is defined as the occurrence of any of the following for indie: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock ceases to be listed on a national securities exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.

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

On February 21, 2023, in connection with the acquisition of Silicon Radar, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,155 and $5,085, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 for the 12-month period ending on February 21, 2024. The second tranche was payable upon Silicon Radar’s achievement of a revenue threshold of $7,000 for the 12-month period ending on February 21, 2025. Both tranches were payable in cash or in Class A common stock at indie’s discretion. Should indie elect to pay in Class A common stock, the number of shares issuable equals the earnout amount divided by a VWAP for 20 days ending prior to the due date for payment. In May 2024, the Company settled the first tranche through the issuance of 1,103,140 shares of Class A common stock with a fair value of $6,045 at the time of issuance. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations. The fair value of the second tranche contingent consideration liability as of December 31, 2024 was reduced to zero. In February 2025, the second tranche of the contingent consideration was not met. There was no liability remaining on the balance sheet on March 31, 2025.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $38,828 and $20,452, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $20,000 for the 12-month period ended on March 31, 2024. The second tranche was payable upon GEO’s achievement of a revenue threshold of $10,000 for the 6-month period ended on September 30, 2024. Both tranches were payable in cash or Class A common stock, at indie’s election, and the number of shares issuable equals the earnout amount divided by the Earnout Parent Trading Price. Payment in cash was determined by the number of shares payable multiplied by the Earnout Parent Trading Price. In May 2024, the Company settled the first tranche through the issuance of 6,096,951 shares of Class A common stock with a fair value of $40,667 at the time of issuance. In December 2024, the Company settled the second tranche through the issuance of 1,015,621 shares of Class A common stock with a fair value of $4,459 at the time of issuance. The change in fair value since the acquisition date was recorded in Other income (expense), net in the condensed consolidated statement of operations. There was no liability remaining on the condensed consolidated balance sheet on March 31, 2025.

On September 18, 2023, in connection with the acquisition of Exalos, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $7,328 and $2,427, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $19,000 for the 12-month period ended September 30, 2024. The second tranche is payable upon Exalos’ achievement of a revenue threshold of $21,000 for the 12-month period ending on September 30, 2025. Both tranches are payable in cash or in shares at indie’s discretion. On November 7, 2024, the first tranche of contingent consideration was settled through the issuance of 2,845,243 shares of Class A common stock with a fair value of $9,930 at the time of issuance, and cash payment of $2,536. The fair value of the second tranche contingent consideration liability as of March 31, 2025 was $6. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On January 25, 2024, in connection with the acquisition of Kinetic, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $2,251 and 2,348, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $12,000 for the 12-month period ended on January 25, 2025. The second tranche is payable upon achievement of certain production-based milestones for the 24-month period ending on January 25, 2026. Both tranches are payable in cash or in shares at indie’s discretion. The fair value of the first and second tranche contingent consideration liabilities as of March 31, 2025 was $2,455 and $413, respectively. In April 2025, the Company settled the first tranche through the issuance of $2,500 in cash. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.
8.    Fair Value Measurements
The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The estimated fair value of the Company’s 2027 Notes and 2029 Notes are both based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt (see Note 6 — Debt for additional information). The fair values of the Company’s short-term loans generally approximated their carrying values.

At March 31, 2025 and 2024, the Company held currency forward contracts with an aggregated notional amount of $24,532 and $22,987, respectively to sell United States dollars and to buy various foreign currencies such as Canadian dollars and Euro, among others at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the condensed consolidated statement of operations. During the three months ended March 31, 2025 and 2024, the Company recorded a net loss of $601 and $552, respectively.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Kinetic Contingent Consideration - First Tranche	$—	$—	$2,455	$2,455
Kinetic Contingent Consideration - Second Tranche	$—	$—	$413	$413
Exalos Contingent Consideration - Second Tranche	$—	$—	$6	$6

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Kinetic Contingent Consideration - First Tranche	$—	$—	$2,455	$2,455
Kinetic Contingent Consideration - Second Tranche	$—	$—	$1,908	$1,908
Exalos Contingent Consideration — Second Tranche	$—	$—	$634	$634
GEO Indemnity Holdback	$6,344	$—	$—	$6,344
City Semi Contingent Consideration — Second Tranche	$—	$—	$500	$500

As of March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents, including restricted cash, were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	March 31, 2025	December 31, 2024
	Input	Input
Liabilities:
Kinetic Contingent Consideration - Second Tranche
Market yield rate	8.65%	7.68%
Scenario probability	15.00%	70.00%
Exalos Contingent Consideration - Second Tranche
Discount rate	10.23%	10.20%
Volatility	60.00%	60.00%
9.    Stockholders’ Equity
Stock Repurchase Program
On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase Class A common stock. This was inclusive of the concurrent repurchase of shares of Class A common stock described in Note 6 — Debt, under the 2027 Notes, which allowed for a portion of net proceeds to be used to repurchase up to $25,000 of Class A common stock. For the year ended December 31, 2022, in connection with the concurrent repurchase, the Company has repurchased 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404. There were no repurchases of common stock for the three months ended March 31, 2025. As of March 31, 2025, there is $42,596 available for future repurchase under the program.

10.    Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC was approximately 92% and 91% as of March 31, 2025 and December 31, 2024, respectively.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”), which can be exchanged to Class A common stock at an exchange ratio of one to one. The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of March 31, 2025 and December 31, 2024, the Company had an aggregate of 17,621,251 and 17,671,251 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held approximately 59% voting control and approximately 34% ownership interest in Wuxi as of both March 31, 2025 and December 31, 2024. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of March 31, 2025, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.

11.    Revenue
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present revenue disaggregated by geography of the shipping location for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
United States	$9,071	$8,688
Greater China	18,764	22,293
South Korea	5,209	4,613
Europe	10,899	9,253
Rest of North America	1,128	1,781
Rest of Asia Pacific	8,292	5,238
South America	714	487
Total	$54,077	$52,353

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
The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024:

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Unbilled revenue	Prepaid expenses and other current assets	$9,744	$9,154
Contract liabilities	Accrued expenses and other current liabilities	$3,127	$2,735
During the three months ended March 31, 2025 and 2024, the Company recognized $1,399 and $567, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.
Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2025, the amount of performance obligations that have not been recognized as revenue was $3,021, of which approximately 100% is expected to be recognized as revenue over the next 12 months. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.
Concentrations
No customers accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2025 or March 31, 2024.
One large customer represented 11% of accounts receivable at December 31, 2024. No individual customer represented more than 10% of accounts receivable at March 31, 2025.

12.    Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$371	$331
Research and development	11,131	16,994
Selling, general, and administrative	5,730	8,252
Total	$17,232	$25,577

Stock compensation expense for the three months ended March 31, 2024 included an accrual of $6,969 that represented awards issuable upon distribution of the Company's annual incentive plans. There were no equity based incentive plan accruals for the three months ended March 31, 2025
13.    Net Loss per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(37,171)	$(34,223)
Less: Net loss attributable to noncontrolling interest	(2,625)	(3,044)
Net loss attributable to common stockholders — basic	$(34,546)	$(31,179)

Net loss attributable to common shares — dilutive	$(34,546)	$(31,179)

Denominator:
Weighted average shares outstanding — basic	191,463,848	164,602,608

Weighted average common shares outstanding—diluted	191,463,848	164,602,608

Net loss per share attributable to common shares— basic	$(0.18)	$(0.19)
Net loss per share attributable to common shares— diluted	$(0.18)	$(0.19)
The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, unexercised options, earn-out shares, escrow shares, and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The 2029 Notes Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the three months ended March 31, 2025 and 2024, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Three Months Ended March 31,
	2025	2024
Unvested Class B units	—	34,752
Unvested Phantom units	—	276,267
Unvested Restricted stock units	16,601,162	15,533,889
Convertible Class V common shares	17,621,247	18,594,332
Unexercised options	150,240	159,750
Earn-out Shares	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000
2027 convertible notes into Class A common shares	18,497,110	18,497,110
2029 convertible notes into Class A common shares	42,524,208	—
	102,118,967	59,821,100
14.    Income Taxes

We are subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of ADK, LLC, as well as any stand-alone income or loss we generate. ADK, LLC is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, ADK, LLC’s taxable income or loss is passed through to its members, including us. Despite its status as a partnership in the United States, ADK, LLC’s foreign subsidiaries are taxable entities operating in foreign jurisdictions, as well as a nonconsolidated U.S. Subsidiary. As such, these subsidiaries record a tax expense or benefit in jurisdictions where a valuation allowance has not been recorded.

Our effective tax rate in 2025 will differ from the U.S. federal statutory rate primarily due to changes in valuation allowance, tax expense or benefit in foreign jurisdictions taxed at different tax rates, foreign research and development tax credits and incentives, and changes in non-controlling interest.

Based primarily on our limited operating history and ADK LLC’s historical domestic losses, we believe there is a significant uncertainty as to when we will be able to use our domestic, federal and state, deferred tax assets (“DTAs”). Therefore, we have recorded a valuation allowance against these DTAs for which we have concluded that it is not more likely than not that these will be realized.

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain stockholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. Through March 31, 2025, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, we have not recorded a liability under the TRAs.

The Company recorded a benefit (provision) for income taxes of $(56) and $1,109 for the three months ended March 31, 2025 and 2024, respectively. Income tax provision for the three months ended March 31, 2025 is primarily related to the Company’s foreign operations and a nonconsolidated U.S. Subsidiary. Income tax benefits for the three months ended March 31, 2024 are primarily related to the Company’s foreign operations.
15.    Commitments and Contingencies
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
Royalty Agreement
The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended March 31, 2025 and 2024 was $666 and $639, respectively. These expenses are included in cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $784 and $658 are included in Accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets as of March 31, 2025 and consolidated balance sheets as of December 31, 2024, respectively.
Tax Distributions
To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the three months ended March 31, 2025 and 2024.
16. Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued interest	$5,325	$1,679
Operating lease liabilities, current	3,223	2,984
Accrued taxes	2,577	3,113
Deferred revenue	3,127	2,735
Holdbacks and deferred payments for business combinations	800	7,050
Accrued royalties	784	658
Other (1)	10,918	11,078
Accrued expenses and other current liabilities	$26,754	$29,297
(1) Amount represents accruals for various operating expenses such as professional fees, open purchase orders, and other estimates that are expected to be paid within the next 12 months.

17. Segment Reporting

The Company designs, develops, manufactures and markets a broad range of integrated circuits (“ICs”). It operates and tracks its results in one reportable segment. indie’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes financial information presented on a consolidated basis to assess performance and to make key operating decisions such as the determination of resource allocations. The CODM also utilizes the Company’s consolidated long-range plan, which includes product development roadmaps and long-range consolidated financial models, as a key input to resource allocation. The CODM also makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using consolidated operating income (loss) from operations. The CODM does not review any measures of financial results beyond what is presented in the accompanying statement of operations.

Significant expenses within income (loss) from operations include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s consolidated statement of operations. The Company’s long-lived assets consist primarily of property, plant and equipment, net and right-of-use assets.
18.    Subsequent Events

On May 12, 2025, the Company initiated a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with top strategic priorities and key growth opportunities (the “2025

Restructuring Plan”). The 2025 Restructuring Plan includes, but is not limited to, consolidation of facilities, reduction of workforce in various geographic locations and early termination of certain contractual obligations. The Company expects to incur a series of restructuring charges, both cash and non-cash, of approximately $8,000 to $12,000 for charges such as employees’ termination related payments, termination costs related to lease and other contractual obligations and certain asset impairments. The Company may incur additional expenses due to unanticipated events that may occur in connection with the implementation of the 2025 Restructuring Plan. The Company expects the 2025 Restructuring Plan to be substantially executed by the end of 2025. There is no guarantee that the actual charges to be incurred will not exceed management’s estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF INDIE
Throughout this section, unless otherwise noted, “indie” refers to indie Semiconductor, Inc. and its consolidated subsidiaries.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements. See “Forward Looking Statements.” We urge you to consider the risks and uncertainties discussed in this Quarterly Report and our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2024, including, but not limited to, those described under the sections entitled “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.
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

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Hungary, Germany, Scotland, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the three months ended March 31, 2025 and 2024, approximately 63% and 66%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexibility that it provides to the capital markets and to best time our equity capital needs. As of March 31, 2025, we had raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 through this program. During both the three months ended March 31, 2025 and 2024, there was no ATM related activity.

Impact of Macroeconomic Conditions

We are impacted by macroeconomic conditions including continued inflation, rising prices, geopolitical tensions, the risk of recession, and the effect of trade policies, which have a combined dampening effect on overall economic activity and consumer demand for automotive products that has resulted in lower production levels for our products. In particular, ongoing tensions related to increased tariffs imposed by the United States and retaliatory tariffs imposed by targeted countries may adversely impact our revenue. Tariffs against semiconductor producing countries such as Taiwan, and retaliatory tariffs by countries such as China, could cause a decrease in the sales of our products to customers, other customers selling to end users, or other global customers, which could materially and adversely affect our business, financial condition and results of operation.

The ultimate impact of any tariffs will depend on various factors, including the outcome of ongoing negotiations, the timing of implementation, and the amount, scope and nature of the tariffs. We are continuing to evaluate the potential impacts, as well as the options available to us for mitigating their impact.

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
Refer to Part I, Item 1A of our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the heading “Risk Factors” for more information on our risks and uncertainties.
OPERATING RESULTS

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$50,420	93%	$48,578	93%	$1,842	4%
Contract revenue	3,657	7%	3,775	7%	(118)	(3)%
Total revenue	$54,077	100%	$52,353	100%	$1,724	3%
Revenue for the three months ended March 31, 2025 was $54.1 million, compared to $52.4 million for the three months ended March 31, 2024, an increase of $1.7 million, which was primarily driven by a $1.8 million increase in product revenue, partially offset by a $0.1 million decrease in contract revenue. The increase in product revenue was due primarily to change in product volume (units sold) as a result of the cyclical trough in the automotive market and partially offset by change in average selling price. The decrease in contract revenue of $0.1 million was primarily due to a large multi-year non-recurring engineering project that commenced in early 2022 that is winding down in the current year towards its completion stage.

Operating Expenses

	Three Months Ended March 31,
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$31,528	58%	$30,089	57%	$1,439	5%
Research and development	42,115	78%	49,589	95%	(7,474)	(15)%
Selling, general, and administrative	19,367	36%	22,322	43%	(2,955)	(13)%
Total operating expenses	$93,010	172%	$102,000	195%	$(8,990)	(9)%
Cost of goods sold for the three months ended March 31, 2025 was $31.5 million, compared to $30.1 million for the three months ended March 31, 2024. The increase of $1.4 million or 5% was primarily due to a $1.2 million increase in product shipments in connection with the increase in products sold as described above.
Research and development expense for the three months ended March 31, 2025 was $42.1 million, compared to $49.6 million for the three months ended March 31, 2024. The decrease of $7.5 million or 15% was primarily due to a $5.9 million decrease in share-based compensation expense and a $2.4 million decrease in personnel cost. Decreases in share-based compensation expense were primarily driven by an equity bonus accrual for the three months ended March 31, 2024 that did not reoccur in the current period. We expect research and development expense to stabilize over time.
Selling, general and administrative expense for the three months ended March 31, 2025 was $19.4 million, compared to $22.3 million for the three months ended March 31, 2024. The decrease of $3.0 million or 13% was primarily due to a $2.5 million decrease in share-based compensation expense due to an equity bonus accrual for the three months ended March 31, 2024 that did not reoccur in the current year. We expect selling, general, and administrative expense to stabilize over time.

Other income (expense), net

	Three Months Ended March 31,
	2025	2024
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$2,267	$1,309	$958	73%
Interest expense	(4,516)	(2,106)	(2,410)	114%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	4,803	15,359	(10,556)	(69)%
Other expense	(736)	(247)	(489)	198%
Total other income (expense), net	$1,818	$14,315	$(12,497)	(87)%
Interest income for the three months ended March 31, 2025 was $2.3 million, compared to $1.3 million for the three months ended March 31, 2024. Interest income increased in the current period primarily as a result of higher cash balances due to the cash inflow from the 2029 Notes in December 2024.
Interest expense for the three months ended March 31, 2025 was $4.5 million, compared to $2.1 million for the three months ended March 31, 2024. Interest expense increased in the current period primarily as a result of the addition of the 2029 Notes in December 2024.

For the three months ended March 31, 2025 and 2024, we recognized gains (losses) from change in fair value for contingent considerations and acquisition-related holdbacks. The gains (losses) recorded for the three months ended March 31, 2025 and 2024 represent the following:
i) Contingent considerations and acquisition-related holdbacks: During the three months ended March 31, 2025, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $4.8 million. The net gain is primarily attributed to a net unrealized gain of $0.6 million and $1.5 million for the contingent considerations related to the Exalos and Kinetic acquisitions, respectively, and a net realized gain of $2.7 million for the acquisition-related holdbacks related to the GEO acquisition. During the three months ended March 31, 2024, we recognized a net unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $15.4 million which is primarily attributed to an unrealized gain of $16.2 million and $3.0 million for the contingent considerations and acquisition-related holdbacks related to the GEO and Exalos acquisitions, respectively, offset by an unrealized loss of $3.7 million for the contingent considerations related to the Silicon Radar acquisition.
Other expense for the three months ended March 31, 2025 and 2024 was $0.7 million and $0.2 million, respectively. Other income expense relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net loss of $0.6 million and $0.6 million, respectively related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes
Income tax provision for the three months ended March 31, 2025 is primarily related to our foreign operations and a nonconsolidated U.S. Subsidiary. Income tax benefit for the three months ended March 31, 2024 is primarily related to our foreign operations.
Refer to Note 14, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.
Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations, and available borrowings under our revolving credit facility and the issuance of Class A common stock under the ATM Agreement. We believe these sources of liquidity will be sufficient to meet our liquidity needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of May 12, 2025. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.
Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexible access it provides to the capital markets. During the three months ended March 31, 2025, there was no activity. As of March 31, 2025, and since the inception of the program we have raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 and had approximately $59.8 million available for future issuances under the ATM Agreement. As of March 31, 2025, we have incurred total issuance costs of $1.9 million since inception.
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
On March 29, 2024, we entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10.0 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance is due and payable in full on March 28, 2025. This revolving line of credit was renewed on March 29, 2025, and the outstanding principal balance is due and payable in full on March 27, 2026. Interest is payable monthly beginning on May 1, 2025 through the maturity date. Fees of $50 incurred will be amortized over the life of the credit agreement. This line of credit required us to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo.
On September 27, 2024, Wuxi entered into a short-term loan agreement with the Bank of Ningbo Co., Ltd. with an aggregate principal balance of CNY40.0 million (or approximately $5.7 million) bearing interest of 3.50% per annum and maturing on December 27, 2024. This short-term loan was fully repaid on December 27, 2024.

On December 6, 2024, we issued $218.5 million in aggregate principal amount of our 2029 Notes. The 2029 Notes will be convertible into cash, shares of common stock or a combination of cash and common stock at our election in accordance with the terms of the indenture governing the 2029 Notes. In connection with the 2029 Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers or their respective affiliates and other financial institutions. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of 2029 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be. We used approximately $23.4 million of the net proceeds from issuance of the 2029 Notes to pay the cost of the capped call transactions. We intend to use the remainder of the net proceeds from the issuance of the 2029 Notes for working capital and general corporate purposes, which may include potential acquisitions. Refer to Note 6, Debt, in our accompanying unaudited condensed consolidated financial statements for additional detail.

As of March 31, 2025, our balance of cash and cash equivalents, including restricted cash, was $246.9 million.

The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change	Change
	2025	2024	$	%
Net cash used in operating activities	$(29,001)	$(9,349)	$(19,652)	210%
Net cash used in investing activities	(2,378)	(5,517)	3,139	(57)%
Net cash (used in) provided by financing activities	(4,740)	6,880	(11,620)	(169)%
Operating Activities
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the three months ended March 31, 2025, net cash used in operating activities was $29.0 million, which included net loss of $37.2 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $4.2 million of net losses resulting from a change in fair value for contingent considerations and currency forward contracts, and non-cash increases consisted of $17.2 million in share-based compensation expense and $9.7 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $16.1 million of cash, primarily driven by a decrease in accounts payable, and an increase in accounts receivable, offset by an increase in accrued expenses. Cash used in operating activities during the three months ended March 31, 2024 was $9.3 million, which included net loss of $34.2 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $14.8 million of net losses resulting from a change in fair value for contingent considerations and currency forward contracts, $25.6 million in share-based compensation expense and $9.6 million in depreciation and amortization. Changes in operating assets and liabilities from operations provided $3.2 million of cash, primarily driven by decrease in accounts receivable, offset by an increase in prepaid and other current assets and inventory, and a decrease in accrued expenses and other current liabilities and prepaid and other current assets.
Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $2.4 million and $5.5 million, respectively. During the period ended March 31, 2025, the decrease in cash was due to the purchase of capital expenditures. During the period ended March 31, 2024, the decrease in cash was primarily due to the acquisition of Kinetic for $3.2 million, net of cash acquired, as well as an increase in cash used of $2.3 million for the purchase of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $4.7 million, which was primarily attributed to $2.9 million payments on debt obligations and $1.7 million of payments on financed software.
Net cash provided by financing activities for the three months ended March 31, 2024 was $6.9 million, which was primarily attributed to $10.0 million of net proceeds from the issuance of the line of credit through Wells Fargo, partially offset by $1.5 million payments on debt obligations and $2.3 million of payments on financed software.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of March 31, 2025:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$10,000	$162,049	$218,500	$—	$390,549
Interest on debt obligations	14,847	27,033	12,446	—	54,326
Operating leases	2,464	6,361	5,337	2,616	16,778
Holdbacks payable in cash	800	—	—	—	800
Total contractual obligations	$28,111	$195,443	$236,283	$2,616	$462,453
In connection with our acquisitions, we may be required to make future payments or issue additional shares of our common stock to satisfy certain earn-out requirements under the acquisition agreements.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a registrant’s financial condition or results of operations. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; business combinations, which impacts the fair value of acquired assets and assumed liabilities; and contingent considerations, which impact the fair value of assumed liabilities and the recording of other income (expense). We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our critical accounting policies and estimates are disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2024.

Recently Issued and Adopted Accounting Standards

We describe the recently issued and adopted accounting pronouncements that apply to us in Note 1 — Nature of Business and Basis of Presentation to our condensed consolidated financial statements presented herein.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency translation exchange gain (loss) included in determining loss before income taxes was $0.7 million for the three months ended March 31, 2025. For the three months ended March 31, 2024 the foreign currency translation exchange gain included in determining loss before income taxes was $0.2 million. The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2025. We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $22.8 million and $10.8 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the condensed consolidated balance sheet at March 31, 2025 and 2024, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of March 31, 2025 as the exchange rate for the U.S. dollar fluctuates against foreign currencies.

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

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents and restricted cash (money market funds and marketable securities purchased with less than ninety days until maturity) and restricted cash that totals approximately $246.9 million as of March 31, 2025.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of March 31, 2025 at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15d during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The business, financial condition, and operating results of the Company can be affected by many factors, whether currently known or unknown, including but not limited to those described in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past or the anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price. There have been no material changes to the Company’s risk factors disclosed under the heading “Risk Factors” in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 3, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates between February 10, 2025 and March 31, 2025, we issued an aggregate of 94,863 shares of Class A common stock to three ADK Minority Holders (as defined in Note 10, Noncontrolling Interest) in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the two ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, fifty thousand shares of Class V common stock held by the ADK Minority Holders were cancelled and 44,863 shares of ADK LLC units were exchanged to Class A common stock.
On January 2, 2025 in connection with the acquisition of City Semiconductor, the Company issued 114,124 shares of its Class A common stock to settle the remaining contingent consideration. The securities were issued by the Company in reliance upon Section 4(a)(2) of the Securities Act.
On March 19, 2025 in connection with the acquisition of GEO, the Company issued 1,566,455 shares of its Class A common stock to settle the release of the adjustment holdback. The securities were issued by the Company in reliance upon Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a) On May 12, 2025, the Company initiated a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with top strategic priorities and key growth opportunities (the “2025 Restructuring Plan”). The 2025 Restructuring Plan includes, but is not limited to, consolidation of facilities, reduction of workforce in various geographic locations and early termination of certain contractual obligations. The Company expects to incur a series of restructuring charges, both cash and non-cash, of approximately $8,000 to $12,000 for charges such as employees’ termination related payments, termination costs related to lease and other contractual obligations and certain asset impairments. The Company may incur additional expenses due to unanticipated events that may occur in connection with the 2025 Restructuring Plan. The Company expects the 2025 Restructuring Plan to be substantially executed by the end of 2025. There is no guarantee that the actual charges to be incurred will not exceed management’s estimates.

The estimate of the charges that the Company expects to incur in connection with the 2025 Restructuring Plan, and the timing thereof, are subject to a number of assumptions. The Company may incur additional expenses due to unanticipated events that may occur in connection with implementation of the 2025 Restructuring Plan. There is no guarantee that the actual charges to be incurred will not exceed management’s estimates.

(c) On March 3, 2025, Kanwardev Raja Singh Bal, Chief Financial Officer, Executive Vice President and Chief Accounting Officer of the Company, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) ”) which was initially adopted on November 14, 2024 for the sale of up to 246,315 shares of Class A common stock until October 31, 2026. Such termination was prior to the commencement of sales under Mr. Bal’s Rule 10b5-1 trading arrangement.
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
10.1
Separation Agreement dated April 8, 2025 by and between Kanwardev Raja Singh Bal and the Company (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the registrant with the SEC on April 8, 2025)

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

INDIE SEMICONDUCTOR, INC.

May 12, 2025	By:	/s/ Kanwardev Raja Singh Bal
		Name:	Kanwardev Raja Singh Bal
		Title:	Chief Financial Officer, Executive Vice President & Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)