Form 10-Q
period 2025-06-30
indie Semiconductor, Inc.
filed 2025-08-08
CIK 1841925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-40481

INDIE SEMICONDUCTOR, INC.

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

The number of shares outstanding of the registrant’s Class A and Class V common stock as of August 5, 2025 was 198,552,068 (excluding 1,725,000 Class A shares held in escrow) and 17,621,247, respectively.

INDIE SEMICONDUCTOR, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

		Page

Part I. Financial Information		3
Item 1.	Condensed Consolidated Financial Statements as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Comprehensive Loss	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest	6
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

Part II. Other Information		39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in or implied by such forward-looking statements as a result of various factors, including, among others, the following: macroeconomic conditions, including inflation, rising interest rates and volatility in the credit and financial markets; uncertainty related to the impacts of the recently adopted tariffs and ongoing negotiations, including on inventory, supply chain, cost of our products and consumer demand; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; the Company's ability to realize the anticipated cost savings from its restructuring initiatives; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company has made or may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; current and potential trade restrictions and trade tensions; including the recent trade and tariff actions taken or proposed by the U.S. government affecting the countries where we operate; armed conflict and political or economic instability in the Company’s target markets and additional factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025 (including those identified under “Risk Factors” therein), as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$192,560	$274,248
Restricted cash	10,293	10,300
Accounts receivable, net of allowance for doubtful accounts of $1,940 as of June 30, 2025 and $1,970 as of December 31, 2024, respectively	59,134	52,005
Inventory	47,028	49,887
Prepaid expenses and other current assets	22,745	22,308
Total current assets	331,760	408,748
Property and equipment, net	40,628	34,281
Intangible assets, net	198,540	208,944
Goodwill	276,240	266,368
Operating lease right-of-use assets	14,590	16,107
Other assets and deposits	5,872	6,938
Total assets	$867,630	$941,386

Liabilities and stockholders' equity
Accounts payable	$19,667	$28,326
Accrued payroll liabilities	16,880	5,573
Contingent considerations	283	3,589
Accrued expenses and other current liabilities	20,496	29,297
Intangible asset contract liability	4,928	5,875
Current debt obligations	14,227	12,220
Total current liabilities	76,481	84,880
Long-term debt, net of current portion	338,226	369,097
Intangible asset contract liability, net of current portion	9,221	11,965
Deferred tax liabilities, non-current	12,900	11,660
Operating lease liability, non-current	13,291	14,278
Other long-term liabilities	2,415	4,111
Total liabilities	452,534	495,991
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 198,367,842 and 190,888,408 shares issued, 196,642,842 and 189,163,408 shares outstanding as of June 30, 2025 and December 31, 2024, respectively.	20	19
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 17,621,251 and 17,671,251 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	2	2
Additional paid-in capital	963,886	936,564
Accumulated deficit	(567,628)	(494,044)
Accumulated other comprehensive loss	(5,873)	(24,655)
indie's stockholders' equity	390,407	417,886
Noncontrolling interest	24,689	27,509
Total stockholders' equity	415,096	445,395
Total liabilities and stockholders' equity	$867,630	$941,386

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$49,720	$49,009	$100,140	$97,587
Contract revenue	1,914	3,346	5,571	7,121
Total revenue	51,634	52,355	105,711	104,708
Operating expenses:
Cost of goods sold	30,693	30,241	62,221	60,330
Research and development	38,472	41,301	80,587	90,890
Selling, general, and administrative	18,355	17,447	37,722	39,769
Restructuring costs	7,107	—	7,107	—
Total operating expenses	94,627	88,989	187,637	190,989
Loss from operations	(42,993)	(36,634)	(81,926)	(86,281)
Other income (expense), net:
Interest income	2,226	1,076	4,493	2,385
Interest expense	(4,527)	(2,134)	(9,043)	(4,240)
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	90	17,331	4,893	32,690
Gain from extinguishment of debt	2,623	—	2,623	—
Other income (expense)	1,528	(553)	792	(800)
Total other income, net	1,940	15,720	3,758	30,035
Net loss before income taxes	(41,053)	(20,914)	(78,168)	(56,246)
Income tax benefit (provision)	(565)	(86)	(621)	1,023
Net loss	(41,618)	(21,000)	(78,789)	(55,223)
Less: Net loss attributable to noncontrolling interest	(2,580)	(1,840)	(5,205)	(4,884)
Net loss attributable to indie Semiconductor, Inc.	$(39,038)	$(19,160)	$(73,584)	$(50,339)

Net loss attributable to common shares — basic	$(39,038)	$(19,160)	$(73,584)	$(50,339)
Net loss attributable to common shares — diluted	$(39,038)	$(19,160)	$(73,584)	$(50,339)

Net loss per share attributable to common shares — basic	$(0.20)	$(0.11)	$(0.38)	$(0.30)
Net loss per share attributable to common shares — diluted	$(0.20)	$(0.11)	$(0.38)	$(0.30)

Weighted average common shares outstanding — basic	195,370,583	170,164,241	193,234,270	167,384,295
Weighted average common shares outstanding — diluted	195,370,583	170,164,241	193,234,270	167,384,295

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(41,618)	$(21,000)	$(78,789)	$(55,223)
Other comprehensive loss:
Foreign currency translation adjustments	17,772	(2,942)	20,118	(7,580)
Comprehensive loss	(23,846)	(23,942)	(58,671)	(62,803)

Less: Comprehensive loss attributable to noncontrolling interest	(1,686)	(2,129)	(3,869)	(5,084)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(22,160)	$(21,813)	$(54,802)	$(57,719)

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(Amounts in thousands, except unit and share amounts)

(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity Attributable to indie Semiconductor,	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Inc.	Interest	Equity
Balance as of December 31, 2023	163,193,278	$16	18,694,332	$2	$813,742	$(361,441)	$(6,170)	$446,149	$30,876	$477,025
Vesting of equity awards	26,931	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	2,166,146	—	—	—	473	—	—	473	204	677
Issuance per Exchange of Class V to Class A	100,000	—	(100,000)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	30,516	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	18,608	—	—	18,608	—	18,608
Issuance per settlement of contingent considerations	62,562	—	—	—	500	—	—	500	48	548
Shares issued for Investment in Expedera	525,000	1	—	—	2,963	—	—	2,964	421	3,385
Net loss	—	—	—	—	—	(31,179)	—	(31,179)	(3,044)	(34,223)
Foreign currency translation adjustment	—	—	—	—	—	—	(4,638)	(4,638)	89	(4,549)
Balance as of March 31, 2024	166,104,433	$17	18,594,332	$2	$836,286	$(392,620)	$(10,808)	$432,877	$28,594	$461,471

Vesting of equity awards	26,064	—	—	—	—	—	—	—	—	—
Issuance per net settlement of equity awards and cash exercise of stock options	2,317,279	—	—	—	2,916	—	—	2,916	202	3,118
Issuance per Exchange of Class V to Class A	550,000	—	(550,000)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	13,293	—	—	13,293	—	13,293
Issuance in connection with At-The-Market equity offering	345,052	—	—	—	2,157	—	—	2,157	161	2,318
Issuance per settlement of contingent considerations	7,200,091	1	—	—	41,568	—	—	41,569	5,095	46,664
Net loss	—	—	—	—	—	(19,160)	—	(19,160)	(1,840)	(21,000)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,942)	(2,942)	(289)	(3,231)
Balance as of June 30, 2024	176,542,919	$18	18,044,332	$2	$896,220	$(411,780)	$(13,750)	$470,710	$31,923	$502,633

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(Amounts in thousands, except unit and share amounts)

(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity Attributable to indie Semiconductor,	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Inc.	Interest	Equity
Balance as of December 31, 2024	189,163,408	$19	17,671,251	$2	$936,564	$(494,044)	$(24,655)	$417,886	$27,509	$445,395
Issuance per net settlement of equity awards and cash exercise of stock options	3,446,663	—	—	—	78	—	—	78	394	472
Issuance per Exchange of Class V to Class A	50,000	—	(50,000)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	44,863	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	16,561	—	—	16,561	—	16,561
Issuance per settlement of contingent considerations	1,680,579	—	—	—	3,685	—	—	3,685	445	4,130
Net loss	—	—	—	—	—	(34,546)	—	(34,546)	(2,625)	(37,171)
Foreign currency translation adjustment	—	—	—	—	—	—	1,904	1,904	442	2,346
Balance as of March 31, 2025	194,385,513	$19	17,621,251	$2	$956,888	$(528,590)	$(22,751)	$405,568	$26,165	$431,733

Issuance per net settlement of equity awards and cash exercise of stock options	2,227,729	1	—	—	(167)	—	—	(166)	210	44
Issuance on earn out awards	29,600	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	7,165	—	—	7,165	—	7,165
Net loss	—	—	—	—	—	(39,038)	—	(39,038)	(2,580)	(41,618)
Foreign currency translation adjustment	—	—	—	—	—	—	16,878	16,878	894	17,772
Balance as of June 30, 2025	196,642,842	$20	17,621,251	$2	$963,886	$(567,628)	$(5,873)	$390,407	$24,689	$415,096

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(78,789)	$(55,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,173	19,158
Allowance for credit losses and inventory reserves	460	619
Share-based compensation, including restructuring costs	32,226	37,502
Amortization of discount and cost of issuance of debt	1,354	516
Asset impairment in relation to restructuring	3,231	—
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	(4,893)	(32,690)
Loss (Gain) from change in fair value of currency forward contract	(1,370)	1,209
Gain from extinguishment of debt	(2,623)	—
Amortization of right-of-use assets	1,579	1,656
Changes in operating assets and liabilities:
Accounts receivable	(5,609)	5,459
Inventory	4,199	(5,772)
Accounts payable	(8,853)	5,654
Accrued expenses and other current liabilities	(1,988)	(4,415)
Accrued payroll liabilities	3,084	914
Prepaid, other current and noncurrent assets	1,389	(976)
Operating lease liabilities	(1,358)	(1,598)
Other long-term liabilities	1,182	(1,086)
Net cash used in operating activities	(36,606)	(29,073)
Cash flows from investing activities:
Purchases of property and equipment	(8,392)	(5,979)
Business combinations, net of cash acquired	—	(3,200)
Net cash used in investing activities	(8,392)	(9,179)
Cash flows from financing activities:
Proceeds from issuance of common stock/At-the-market offering	—	2,318
Proceeds from issuance of debt obligations	—	10,404
Issuance costs on line of credit	(50)	(50)
Payments on debt obligations	(905)	(1,710)
Repurchase of debt obligations	(26,829)	—
Payments on financed software	(3,691)	(4,429)
Deferred payments on business combination	(2,534)	—
Proceeds from exercise of stock options	1	25
Net cash provided by (used in) financing activities	(34,008)	6,558
Effect of exchange rate changes on cash and cash equivalents	(2,689)	2,663
Net decrease in cash and cash equivalents	(81,695)	(29,031)
Cash, cash equivalents and restricted cash at beginning of period	284,548	151,678
Cash, cash equivalents and restricted cash at end of period	$202,853	$122,647

Reconciliation of amounts on condensed consolidated balance sheet:
Cash and cash equivalents	$192,560	$112,347
Restricted cash	10,293	10,300
Total cash, cash equivalents and restricted cash	$202,853	$122,647

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,942	$3,728

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$(243)	$3,336
Fair value of common stock issued to satisfy contingent considerations and acquisition-related holdbacks	$—	$47,211
Contingent consideration for business combination	$—	$4,599
Accrual for purchase consideration for business combination	$—	$1,300
Fair value of common stock issued for investment in Expedera	$—	$3,428

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

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The Company implemented this program for the flexible access that it provides to the capital markets. As of June 30, 2025, and since the inception of the program indie has raised gross proceeds of $90,187 and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 and had approximately $59,813 available for future issuances under the ATM Agreement. During the three and six months ended June 30, 2025 there was no ATM related activity. During the three and six months ended June 30, 2024, indie raised gross proceeds of $2,369 and issued 345,052 shares of Class A common stock at an average per-share sales price of $6.87. For both the three and six months ended June 30, 2024, indie incurred total issuance costs of $51.

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

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which approximately 92% was owned by indie as of June 30, 2025. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited (“Ay Dee Kay Ltd”), a private limited company incorporated under the laws of Scotland, indie GmbH, Symeo GmbH (“Symeo”) and indie Semiconductor FFO GmbH, which was previously known as Silicon Radar GmbH (“Silicon Radar”), all of which are private limited liability companies incorporated under the laws of Germany, Exalos AG (“Exalos”), a company limited by shares organized under the laws of Switzerland, indie Kft, a limited liability company incorporated under the laws of Hungary, TeraXion Inc. (“TeraXion”) and Geo Semiconductor Canada Inc., both incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with approximately 59% voting controlled and approximately 34% owned by the Company as of June 30, 2025 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2025.

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

2. 2025 Restructuring Costs

On May 12, 2025, the Company initiated a restructuring plan designed to improve operational efficiencies, reduce operating costs, better align the Company's workforce with top strategic priorities and key growth opportunities, and exiting over time some of the Company's lower margin products outside of the ADAS application (the "2025 Restructuring Plan"). The 2025 Restructuring Plan includes, but is not limited to, consolidation of facilities, reduction of workforce in various geographic locations, impairment of certain intangible assets related to intellectual property licenses and early termination of certain contractual obligations.

The 2025 Restructuring Plan is deemed to be fundamentally different from the Company's ongoing productivity action due to its size, nature and frequency. As a result, all pre-tax charges related to such initiatives are separately reflected in Restructuring costs in the condensed consolidated statement of operations for the three and six months ended June 30, 2025. Liabilities associated with the 2025 Restructuring Plan are separately reflected in Accrued payroll liabilities and Accrued expenses and other current liabilities in the condensed consolidated balance sheet for personnel and non-personnel related charges, respectively. During the three and six months ended June 30, 2025, the Company recorded total restructuring charges of $7,107, most of which was related to personnel costs and impairment of long-lived asset. The following table summarizes the provisions, respective payments and remaining accrued balance for charges incurred as of June 30, 2025:

	Personnel Cost	Long-Lived Asset Impairment	Other Exit Costs	Total
Balance as of December 31, 2024	$—	$—	$—	$—
Provision for net charges incurred	3,697	3,260	150	7,107
Cash payments	(1,264)	—	—	(1,264)
Non-cash reductions	—	(3,260)	—	(3,260)
Other adjustments	—	—	—	—
Balance as of June 30, 2025	$2,433	$—	$150	$2,583

The Company expects the 2025 Restructuring Plan to be substantially executed by the end of 2025, which will likely result in additional expenses during periods post June 30, 2025. Further, the Company may incur additional expenses due to unanticipated events that may occur in connection with the implementation of the 2025 Restructuring Plan and there is no guarantee that the Company will be able to realize the anticipated benefits of the 2025 Restructuring Plan.

3.
Inventory

Inventory consists of the following:

	June 30, 2025	December 31, 2024
Raw materials	$11,217	$13,915
Work-in-process	22,856	19,531
Finished goods	12,955	16,441
Inventory	$47,028	$49,887

During the three and six months ended June 30, 2025, the Company recognized write-downs in the value of inventory of $429 and $471, respectively. During the three months ended June 30, 2024, the write-downs in the value of inventory was de minimis. During the six months ended June 30, 2024, the Company recognized write-downs in the value of inventory of $219.

4.
Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	June 30, 2025	December 31, 2024
Production tooling	4	$23,714	$21,256
Lab equipment	4	14,826	14,484
Office equipment	3 - 7	11,991	10,162
Leasehold improvements	*	2,212	1,921
Construction in progress		13,692	7,597
Property and equipment, gross		66,435	55,420
Less: Accumulated depreciation		25,807	21,139
Property and equipment, net		$40,628	$34,281

* Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.

The Company recognized depreciation expense of $2,340 and $1,381 for the three months ended June 30, 2025 and 2024, respectively. The Company recognized depreciation expense of $4,309 and $2,866 for the six months ended June 30, 2025 and 2024, respectively.

Fixed assets not yet in service, or construction in progress, consist primarily of capitalized internal-use software and certain tooling and other equipment that are not yet ready to be placed into service.

5.
Intangible Assets, Net

Intangible assets, net consist of the following:

	June 30, 2025				December 31, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$129,494	$(43,431)	$86,063	5.8	$121,893	$(33,609)	$88,284
Software licenses	2.2	20,423	(9,674)	$10,749	2.8	23,706	(6,243)	$17,463
Customer relationships	7.5	43,159	(11,943)	$31,216	7.6	43,159	(9,118)	$34,041
Intellectual property licenses	0.3	1,953	(1,736)	$217	0.8	1,947	(1,736)	$211
Trade names	4.6	26,301	(9,742)	$16,559	4.9	26,301	(7,496)	$18,805
Backlog	0.3	2,296	(2,234)	$62	0.6	2,296	(1,683)	$613
Effect of exchange rate on gross carrying amount		3,612	—	$3,612		(6,662)	—	$(6,662)
Intangible assets with finite lives		227,238	(78,760)	148,478		212,640	(59,885)	152,755
IPR&D		49,790	—	$49,790		57,390	—	$57,390
Effect of exchange rate on gross carrying amount		272	—	$272		(1,201)	—	$(1,201)
Total intangible assets with indefinite lives		50,062	—	50,062		56,189	—	56,189
Total intangible assets		$277,300	$(78,760)	$198,540		$268,829	$(59,885)	$208,944

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses the above intangible assets for impairment on a periodic basis. For the three and six months ended June 30, 2025, the Company recorded $3,260 of impairment charges related to certain software licenses as part of its 2025 Restructuring Plan (see Note 2 - 2025 Restructuring Costs). For the three and six months ended June 30, 2024, the Company determined that there were no impairment of intangible assets.

Amortization of intangible assets for the three months ended June 30, 2025 and 2024 was $8,089 and $8,226, respectively. Amortization of intangible assets for the six months ended June 30, 2025 and 2024 was $15,864 and $16,292, respectively. Amortization of intangible assets is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based on their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of June 30, 2025, amortization expense for each of the next five fiscal years is expected to be as follows:

2025 (remaining 6 months)	$15,919
2026	29,680
2027	24,141
2028	21,107
2029	19,418
Thereafter	38,213
Total	$148,478

6.
Goodwill

The following table sets forth the carrying amount and activity of goodwill as of June 30, 2025:

Amount
Balance as of the beginning of the period	$266,368
Effect of exchange rate on goodwill	9,872
Balance as of the end of the period	$276,240

During the six months ended June 30, 2025, the change in goodwill was related to a $9,872 increase in value due to the effect of exchange rates on goodwill.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and six months ended June 30, 2025.

7.
Debt

The following table sets forth the components of debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$130,000	$(2,219)	$127,781	$160,000	$(3,262)	$156,738
2029 Notes	218,500	(8,056)	210,444	218,500	(8,857)	209,643
CIBC loan, due 2026	1,810	(3)	1,807	2,368	(2)	2,366
Total term loans	350,310	(10,278)	340,032	380,868	(12,121)	368,747

Revolving line of credit	12,459	(38)	12,421	12,583	(13)	12,570
Total debt	$362,769	$(10,316)	$352,453	$393,451	$(12,134)	$381,317

The outstanding debt as of June 30, 2025 and December 31, 2024 is classified in the condensed consolidated balance sheets as follows:

	June 30, 2025	December 31, 2024
Current liabilities - Current debt obligations	$14,227	$12,220
Noncurrent liabilities - Long-term debt, net of current maturities	338,226	369,097
Total debt	$352,453	$381,317

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

The 2029 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2029 Notes is presented net of $8,967 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of June 30, 2025 and December 31, 2024, the total carrying value of the 2029 Notes, net of unamortized discount, was $210,444 and $209,643, respectively. As of June 30, 2025, the total fair value of the 2029 Notes was $200,212 or 91.63% of the aggregate principal amount of the 2029 Notes. As of December 31, 2024, the total fair value of the 2029 Notes was $228,333 or 104.50% of the aggregate principal amount of the 2029 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $405 for the three months ended June 30, 2025. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $801 for the six months ended June 30, 2025. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

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

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of June 30, 2025 and December 31, 2024, the total carrying value of the 2027 Notes, net of unamortized discount, was $127,781 and $156,738, respectively. As of June 30, 2025, the total fair value of the 2027 Notes was $116,844 or 89.88% of the aggregate principal amount of the 2027 Notes. As of December 31, 2024, the total fair value of the 2027 Notes was $146,416 or 91.51% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $267 and $253 for the three months ended June 30, 2025 and 2024, respectively. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $528 and $503 for the six months ended June 30, 2025 and 2024, respectively. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

During the year ended December 31, 2022, in connection with the offering of the 2027 Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404.

In June 2025, the Company entered into several separate, privately negotiated purchase agreements to repurchase $30,000 in aggregate principal amount of the 2027 Notes at a discount. In addition to the repurchased principal, the total repurchase price of $26,844 also included transaction-related professional fees of $158. The repurchase was accounted for as an extinguishment of debt, which resulted in a pre-tax gain of $2,623, which included the accelerated recognition of unamortized issuance cost and debt discount affiliated with the repurchased principal of $515. This gain was recorded as Gain from extinguishment of debt in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2025. Concurrent with the repurchase, the Company repaid $143 of accrued interest associated with the repurchased principal. The repurchase of the 2027 Notes and repayment of accrued interest were funded by the Company's on-hand cash. Upon completion of this repurchase, $130,000 principal amount of the 2027 Notes remains outstanding.

indie Semiconductor Revolving Line of Credit

On March 29, 2024, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance is due and payable in full on March 28, 2025. This revolving line of credit was renewed on

March 29, 2025, and the outstanding principal balance is due and payable in full on March 27, 2026. Interest is payable monthly beginning on May 1, 2025 through the maturity date. This line of credit required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo, which resulted in a total restricted cash of $10,000 as of June 30, 2025. Fees of $50 incurred will be amortized over the life of the credit agreement. This revolving line of credit had an outstanding balance of $10,000 as of June 30, 2025. During the three and six months ended June 30, 2025, we paid $111 and $277 in interest expense, respectively. Non-cash interest was de minimus.

TeraXion Revolving Credit

In connection with the acquisition of TeraXion on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of June 30, 2025 and December 31, 2024, the outstanding principal balance of the loan was $1,810 and $2,368, (or CAD 2,476 and CAD 3,405), respectively.

TeraXion also has an authorized credit facility up to CAD6,000 at June 30, 2025 and December 31, 2024, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of CAD6,000. As of June 30, 2025 and December 31, 2024, this line of credit had an outstanding balance of $2,459 and $2,583 (or CAD 3,364 and CAD 3,713), respectively.

The table below sets forth the components of interest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$1,795	$1,795	$3,570	$3,590
Amortization of discount and issuance cost	267	253	528	503
Total interest expense related to the 2027 Notes	2,062	2,048	4,098	4,093
Interest expense on the 2029 Notes
Stated interest at 3.50% per annum	1,906	—	3,792	—
Amortization of discount and issuance cost	405	—	801	—
Total interest expense related to the 2029 Notes	2,311	—	4,593	—
Interest expense on other debt obligations:
Contractual interest	142	74	327	135
Amortization of discount and issuance cost	12	12	25	12
Total interest expense related to other debt obligations	154	86	352	147

Total interest expense	$4,527	$2,134	$9,043	$4,240

The future maturities of the debt obligations are as follows:

2025 (remaining 6 months)	$2,459
2026	11,810
2027	130,000
2028	—
2029	218,500
Total	$362,769

8.
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

On February 21, 2023, in connection with the acquisition of Silicon Radar, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,155 and $5,085, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 for the 12-month period ending on February 21, 2024. The second tranche was payable upon Silicon Radar’s achievement of a revenue threshold of $7,000 for the 12-month period ending on February 21, 2025. Both tranches were payable in cash or in Class A common stock at indie’s discretion. Should indie elect to pay in Class A common stock, the number of shares issuable equals the earnout amount divided by a VWAP for 20 days ending prior to the due date for payment. In May 2024, the Company settled the first tranche through the issuance of 1,103,140 shares of Class A common stock with a fair value of $6,045 at the time of issuance. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations. The fair value of the second tranche contingent consideration liability as of December 31, 2024 was reduced to zero. In February 2025, the second tranche of the contingent consideration was not met. There was no liability remaining on the balance sheet on June 30, 2025.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $38,828 and $20,452, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $20,000 for the 12-month period ended on March 31, 2024. The second tranche was payable upon GEO’s achievement of a revenue threshold of $10,000 for the 6-month period ended on September 30, 2024. Both tranches were payable in cash or Class A common stock, at indie’s election, and the number of shares issuable equals the earnout amount divided by the Earnout Parent Trading Price. Payment in cash was determined by the number of shares payable multiplied by the Earnout Parent Trading Price. In May 2024, the Company settled the first tranche through the issuance of 6,096,951 shares of Class A common stock with a fair value of $40,667 at the time of issuance. In December 2024, the Company settled the second tranche through the issuance of 1,015,621 shares of Class A common stock with a fair value of $4,459 at the time of issuance. The change in fair value since the acquisition date was recorded in Other income (expense), net in the condensed consolidated statement of operations. There was no liability remaining on the condensed consolidated balance sheet on June 30, 2025.

On September 18, 2023, in connection with the acquisition of Exalos, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $7,328 and $2,427, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $19,000 for the 12-month period ended September 30, 2024. The second tranche is payable upon Exalos’ achievement of a revenue threshold of $21,000 for the 12-month period ending on September 30, 2025. Both tranches are payable in cash or in shares at indie’s discretion. On November 7, 2024, the first tranche of contingent consideration was settled through the issuance of 2,845,243 shares of Class A common stock with a fair value of $9,930 at the time of issuance, and cash payment of $2,536. The fair value of the second tranche contingent consideration liability as of June 30, 2025 was $6. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On January 25, 2024, in connection with the acquisition of Kinetic, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $2,251 and $2,348, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $12,000 for the 12-month period ended on January 25, 2025. The second tranche is payable upon achievement of certain production-based milestones for the 24-month period ending on January 25, 2026. Both tranches are payable in cash or in shares at indie’s discretion. The fair value of the second tranche contingent consideration liabilities as of June 30, 2025 was $277. In April 2025, the Company settled the first tranche through the issuance of $2,500 in cash. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

9.
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

At June 30, 2025 and 2024, the Company held currency forward contracts with an aggregated notional amount of $21,602 and $17,875, respectively to sell United States dollars and to buy various foreign currencies such as Canadian dollars and Euro, among others at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the condensed consolidated statement of operations. During the three months ended June 30, 2025 and 2024, the Company recorded a net gain of $1,958 and a net loss of $657, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded a net gain of $1,367 and a net loss of $1,209, respectively.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Kinetic Contingent Consideration - Second Tranche	$—	$—	$277	$277
Exalos Contingent Consideration - Second Tranche	$—	$—	$6	$6
Kinetic Indemnity Holdback	$800	$—	$—	$800

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Kinetic Contingent Consideration - First Tranche	$—	$—	$2,455	$2,455
Kinetic Contingent Consideration - Second Tranche	$—	$—	$1,908	$1,908
Exalos Contingent Consideration — Second Tranche	$—	$—	$634	$634
GEO Indemnity Holdback	$6,344	$—	$—	$6,344
City Semi Contingent Consideration — Second Tranche	$—	$—	$500	$500

As of June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents, including restricted cash, were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

On August 4, 2025, the Company released the $800 Kinetic indemnity holdback in cash.

Level 3 Disclosures

Contingent Considerations

Contingent considerations were valued based on the consideration expected to be transferred. The Company estimated the fair value based on a Monte Carlo Simulations analysis to simulate the probability of achievement of various milestones identified within each contingent consideration arrangement, using certain assumptions that require significant judgment and discount rates. The discount rates were based on the estimated cost of debt plus a premium, which included consideration of expected term of the earn-out payment, yield on treasury instruments and an estimated credit rating for the Company.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	June 30, 2025	December 31, 2024
	Input	Input
Liabilities:
Kinetic Contingent Consideration - Second Tranche
Market yield rate	10.76%	7.68%
Scenario probability	10.00%	70.00%
Exalos Contingent Consideration - Second Tranche
Discount rate	10.23%	10.20%
Volatility	60.00%	60.00%

10.
Stockholders’ Equity

Stock Repurchase Program

On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase Class A common stock. This was inclusive of the concurrent repurchase of shares of Class A common stock described in Note 6 — Debt, under the 2027 Notes, which allowed for a portion of net proceeds to be used to repurchase up to $25,000 of Class A common stock. For the year ended December 31, 2022, in connection with the concurrent repurchase, the Company has repurchased 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404. There were no repurchases of common stock for the three and six months ended June 30, 2025. As of June 30, 2025, there is $42,596 available for future repurchase under the program.

11.
Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC was approximately 92% and 91% as of June 30, 2025 and December 31, 2024, respectively.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”), which can be exchanged to Class A common stock at an exchange ratio of one to one. The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of June 30, 2025 and December 31, 2024, the Company had an aggregate of 17,621,251 and 17,671,251 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held approximately 59% voting control and approximately 34% ownership interest in Wuxi as of both June 30, 2025 and December 31, 2024. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of June 30, 2025, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.

12.
Revenue

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present revenue disaggregated by geography of the shipping location for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$7,676	$10,131	$16,747	$18,820
Greater China	22,983	23,063	41,747	45,354
South Korea	2,762	2,938	7,971	7,551
Europe	12,885	9,133	23,784	18,386
Rest of North America	867	1,236	1,995	3,017
Rest of Asia Pacific	4,074	5,099	12,366	10,337
South America	387	755	1,101	1,243
Total	$51,634	$52,355	$105,711	$104,708

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

The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024:

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Unbilled revenue	Prepaid expenses and other current assets	$9,877	$9,154
Contract liabilities	Accrued expenses and other current liabilities	$3,295	$2,735

During the three months ended June 30, 2025 and 2024, the Company recognized $218 and $524, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the six months ended June 30, 2025 and 2024, the Company recognized $1,617 and $1,092, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2025, the amount of performance obligations that have not been recognized as revenue was $3,208, of which approximately 99% is expected to be recognized as revenue over the next 12 months. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.

Concentrations

No customers accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2025 and 2024.

One large customer represented 11% of accounts receivable at December 31, 2024. No individual customer represented more than 10% of accounts receivable at June 30, 2025.

13.
Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$124	$193	$495	$524
Research and development	9,183	7,562	20,314	24,538
Selling, general, and administrative	5,232	4,188	10,962	12,440
Restructuring costs	455	—	455	—
Total	$14,994	$11,943	$32,226	$37,502

Stock compensation expense for the three months ended June 30, 2025 and 2024 included $7,634 of expense and $(1,511) of reduction, respectively, related to awards issuable upon distribution of the Company's annual incentive plans. Stock compensation expense for the six months ended June 30, 2025 and 2024 included $7,634 expense and $5,458 expense, respectively related to awards issuable upon distribution of the Company's annual incentive plans.

14.
Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(41,618)	$(21,000)	$(78,789)	$(55,223)
Less: Net loss attributable to noncontrolling interest	(2,580)	(1,840)	(5,205)	(4,884)
Net loss attributable to common stockholders — basic	$(39,038)	$(19,160)	$(73,584)	$(50,339)

Net loss attributable to common shares — dilutive	$(39,038)	$(19,160)	$(73,584)	$(50,339)

Denominator:
Weighted average shares outstanding — basic	195,370,583	170,164,241	193,234,270	167,384,295

Weighted average common shares outstanding—diluted	195,370,583	170,164,241	193,234,270	167,384,295

Net loss per share attributable to common shares— basic	$(0.20)	$(0.11)	$(0.38)	$(0.30)
Net loss per share attributable to common shares— diluted	$(0.20)	$(0.11)	$(0.38)	$(0.30)

The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, unexercised options, earn-out shares, escrow shares, and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The 2029 Notes Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the three and six months ended June 30, 2025 and 2024, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated as their inclusion would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested Class B units	—	8,688	—	8,688
Unvested Phantom units	—	228,310	—	228,310
Unvested Restricted stock units	13,278,598	18,993,761	13,278,598	18,993,761
Convertible Class V common shares	17,621,247	18,044,332	17,621,247	18,044,332
Unexercised options	61,461	150,228	61,461	150,228
Earn-out Shares	5,000,000	5,000,000	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000	1,725,000	1,725,000
2027 Convertible notes into Class A common shares	15,026,297	18,497,110	15,026,297	18,497,110
2029 Convertible notes into Class A common shares	42,524,208	—	42,524,208	—
	95,236,811	62,647,429	95,236,811	62,647,429

15.
Income Taxes

The Company is subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of ADK, LLC, as well as any stand-alone income or loss the Company generates. ADK, LLC is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, ADK, LLC’s taxable income or loss is passed through to its members, including us. Despite its status as a partnership in the United States, ADK, LLC’s foreign subsidiaries are taxable entities operating in foreign jurisdictions. As such, these foreign subsidiaries record a tax expense or benefit in jurisdictions where a valuation allowance has not been recorded.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its future effective tax rate, income tax liabilities and generally on its condensed consolidated financial statements.

The Company's effective tax rate in 2025 will differ from the U.S. federal statutory rate primarily due to changes in valuation allowance, tax expense or benefit in foreign jurisdictions taxed at different tax rates, foreign research and development tax credits and incentives, and changes in non-controlling interest.

Based primarily on the Company's limited operating history and ADK LLC’s historical domestic losses, the Company believes there is a significant uncertainty as to when the Company will be able to use its domestic, federal and state, deferred tax assets (“DTAs”). Therefore, the Company has recorded a valuation allowance against these DTAs for which it has concluded that it is not more likely than not that these will be realized.

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that the Company anticipates to be able to utilize in future years.

Through June 30, 2025, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, the Company has not recorded a liability under the TRAs.

The Company recorded a provision for income taxes of $565 and $86 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded a benefit (provision) for income taxes of $(621) and $1,023 for the six months ended June 30, 2025 and 2024, respectively. Income tax provision for the three and six months ended June 30, 2025 is primarily related to the Company’s foreign operations and a nonconsolidated U.S. Subsidiary. Income tax benefits for the three and six months ended June 30, 2024 are primarily related to the Company’s foreign operations.

16.
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

Royalty Agreement

The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended June 30, 2025 and 2024 was $608 and $639, respectively. Total royalty expense incurred in connection with these contracts during the six months ended June 30, 2025 and 2024 was $1,274 and $1,185, respectively. These expenses are included in cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $682 and $658 are included in Accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2025 and consolidated balance sheets as of December 31, 2024, respectively.

Tax Distributions

To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the three and six months ended June 30, 2025 and 2024

17.
Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Operating lease liabilities, current	$3,296	$2,984
Deferred revenue	3,295	2,735
Accrued taxes	2,883	3,113
Accrued interest	1,269	1,679
Holdbacks and deferred payments for business combinations	800	7,050
Accrued royalties	682	658
Other (1)	8,271	11,078
Accrued expenses and other current liabilities	$20,496	$29,297

(1)
Amount represents accruals for various operating expenses such as professional fees, open purchase orders, and other estimates that are expected to be paid within the next 12 months.
18.
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

19.
Subsequent Events

On August 6, 2025, indie Semiconductor, Inc. entered into a Share Purchase Agreement ("Share Purchase Agreement"), pursuant to which Ay Dee Kay Ltd., a private limited company incorporated under the laws of England and Wales in the United Kingdom and a wholly-owned subsidiary of indie ("indie UK") will acquire all of the outstanding shares of emotion3D GmbH, an Austrian corporation ("emotion3D"), subject to customary closing conditions, including regulatory clearance (the "Acquisition").

Pursuant to the Share Purchase Agreement, the aggregate consideration for the Acquisition is up to $30,000 (the "Purchase Price"), consisting of: (i) a base purchase price payable fully in cash equal to $20,000, less certain indemnity-related holdbacks (the "Base Purchase Price") and (ii) up to $10,000 of additional aggregate consideration contingent upon the achievement by the acquired business of certain revenue targets (the "Earnout Consideration") in two installments over periods ending on December 31, 2025 and February 28, 2027 (the "Earnout Periods"). The Earnout Consideration, to the extent earned, is payable in cash, shares of the Company's Class A common stock, or any combination thereof, assuming full achievement of the revenue targets over the Earnout Periods.

As of August 8, 2025, the Company has not yet closed the Acquisition.

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

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Hungary, Germany, Scotland, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the six months ended June 30, 2025 and 2024, approximately 61% and 65%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Impact of Macroeconomic Conditions

We are impacted by macroeconomic conditions including continued inflation, rising prices, geopolitical tensions, the risk of recession, and the effect of trade policies, which have a combined dampening effect on overall economic activity and consumer demand for automotive products that has resulted in lower production levels for our products. In particular, ongoing tensions related to increased tariffs imposed by the United States and retaliatory tariffs imposed by targeted countries may adversely impact our revenue. Tariffs against semiconductor-producing countries such as Taiwan, and retaliatory tariffs by countries such as China, could cause a decrease in the sales of our products to customers, other customers selling to end users, or other global customers, which could materially and adversely affect our business, financial condition and results of operation.

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

OPERATING RESULTS

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$49,720	96%	$49,009	94%	$711	1%
Contract revenue	1,914	4%	3,346	6%	(1,432)	(43)%
Total revenue	$51,634	100%	$52,355	100%	$(721)	(1)%

Revenue for the three months ended June 30, 2025 was $51.6 million, compared to $52.4 million for the three months ended June 30, 2024, a decrease of $0.7 million, which was primarily driven by a $1.4 million decrease in contract revenue, partially offset by a $0.7 million increase in product revenue. The increase in product revenue was due primarily to change in product mix, partially offset by a decrease in volume of products sold and average selling price. The decrease in contract revenue of $1.4 million was due to a large multi-year non-recurring engineering project that commenced in early 2022 that is winding down in the current year towards its completion stage.

Operating Expenses

	Three Months Ended June 30,
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$30,693	59%	$30,241	58%	$452	1%
Research and development	38,472	75%	41,301	79%	(2,829)	(7)%
Selling, general, and administrative	18,355	36%	17,447	33%	908	5%
Restructuring costs	7,107	14%	—	0%	7,107	100%
Total operating expenses	$94,627	183%	$88,989	170%	$5,638	6%

Cost of goods sold for the three months ended June 30, 2025 was $30.7 million, compared to $30.2 million for the three months ended June 30, 2024. The increase of $0.5 million or 1% was primarily due to an increase of $0.9 million resulting from product mix and partially offset by a $0.5 million decrease in volume of products sold, both as described above.

Research and development expense for the three months ended June 30, 2025 was $38.5 million, compared to $41.3 million for the three months ended June 30, 2024. The decrease of $2.8 million or 7% was primarily due to a $2.6 million decrease in program costs that reflects the wind-down of completed projects and the progression of the current development pipeline, a $2.4 million decrease in personnel cost as a result of the restructuring initiative in August 2024 and May 2025 (including the 2025 Restructuring Plan) and partially offset by a $1.6 million increase in share-based compensation expense. We expect research and development expense to stabilize over time.

Selling, general and administrative expense for the three months ended June 30, 2025 was $18.4 million, compared to $17.4 million for the three months ended June 30, 2024. The increase of $0.9 million or 5% was primarily due to increase in share-based compensation expense of $1.0 million. We expect selling, general and administrative expense to stabilize over time.

Restructuring costs for the three months ended June 30, 2025 was $7,107 due to the 2025 Restructuring Plan initiated in May 2025. See Note 2 - 2025 Restructuring Costs for additional discussion of our 2025 Restructuring Plan.

Other income (expense), net

	Three Months Ended June 30,
	2025	2024
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$2,226	$1,076	$1,150	107%
Interest expense	(4,527)	(2,134)	(2,393)	112%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	90	17,331	(17,241)	(99)%
Gain from extinguishment of debt	2,623	—	2,623	100%
Other income (expense)	1,528	(553)	2,081	(376)%
Total other income (expense), net	$1,940	$15,720	$(13,780)	(88)%

Interest income for the three months ended June 30, 2025 was $2.2 million, compared to $1.1 million for the three months ended June 30, 2024. Interest income increased in the current period primarily as a result of higher cash balances due to the cash inflow from the 2029 Notes in December 2024.

Interest expense for the three months ended June 30, 2025 was $4.5 million, compared to $2.1 million for the three months ended June 30, 2024. Interest expense increased in the current period primarily as a result of the addition of the 2029 Notes in December 2024.

For the three months ended June 30, 2025 and 2024, we recognized gains from change in fair value for contingent considerations and acquisition-related holdbacks. The gains recorded for the three months ended June 30, 2025 and 2024 represent the following:

i) Contingent considerations and acquisition-related holdbacks: During the three months ended June 30, 2025, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $0.1 million. The net gain is primarily attributed to a net unrealized gain of $0.1 million related to the Kinetic acquisition. During the three months ended June 30, 2024, we recognized a net unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $17.3 million, which is primarily attributed to a realized gain of $4.0 million and a realized loss of $3.3 million for the settlement of contingent considerations related to the GEO and Silicon Radar acquisitions, respectively, an unrealized gain of $9.3 million and $6.8 million for the contingent considerations and acquisition-related holdbacks related to the GEO and Silicon Radar acquisitions, respectively, as well as a $0.5 million net unrealized gain for other contingent considerations and acquisition-related holdbacks.

Gain from extinguishment of debt of $2,623 for the three months ended June 30, 2025 resulted from the repurchase of our 2027 Notes in June 2025. See Note 7 - Debt for additional discussion of the transaction related to the 2027 Notes.

Other income (expense) for the three months ended June 30, 2025 and 2024 was $1.5 million and $(0.6) million, respectively. Other income (expense) relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net gain of $2.0 million and net loss of $0.7 million, respectively related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes

Income tax provision for the three months ended June 30, 2025 is primarily related to our foreign operations and a nonconsolidated U.S. Subsidiary. Income tax benefit for the three months ended June 30, 2024 is primarily related to our foreign operations.

Refer to Note 15, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.

Comparison of the six months ended June 30, 2025 and 2024

Revenue

	Six Months Ended June 30,
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$100,140	95%	$97,587	93%	$2,553	3%
Contract revenue	5,571	5%	7,121	7%	(1,550)	(22)%
Total revenue	$105,711	100%	$104,708	100%	$1,003	1%

Revenue for the six months ended June 30, 2025 was $105.7 million, compared to $104.7 million for the six months ended June 30, 2024, an increase of $1.0 million or 1%, which was primarily driven by a $2.6 million increase in product revenue, offset by a $1.6 million decrease in contract revenue. The increase in product revenue was due primarily to change in product mix and increase in volume of products sold, partially offset by change in average selling price. The decrease in contract revenue of $1.6 million was primarily due to a large multi-year non-recurring engineering project that commenced in early 2022 that is winding down in the current year towards its completion stage.

Operating expenses

	Six Months Ended June 30,
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$62,221	59%	$60,330	58%	$1,891	3%
Research and development	80,587	76%	90,890	87%	(10,303)	(11)%
Selling, general, and administrative	37,722	36%	39,769	38%	(2,047)	(5)%
Restructuring costs	7,107	7%	—	0%	7,107	100%
Total operating expenses	$187,637	178%	$190,989	182%	$(3,352)	(2)%

Cost of goods sold for the six months ended June 30, 2025 was $62.2 million, compared to $60.3 million for the six months ended June 30, 2024. The increase of $1.9 million or 3% was primarily due to a $1.5 million increase attributable to a change in product mix and $0.7 million increase in shipments in connection with the increase in products sold as described above.

Research and development (“R&D”) expense for the six months ended June 30, 2025 was $80.6 million, compared to $90.9 million for the six months ended June 30, 2024. This decrease of $10.3 million or 11% was primarily due to a $4.8 million decrease in personnel cost, a $4.2 million decrease in share-based compensation expense and a $3.6 million decrease in various R&D program related expenses. Decreases in both the personnel cost and share-based compensation expense were primarily driven by a decrease in headcount resulting from the reduction in force that took place in August 2024 and May 2025 (including the 2025 Restructuring Plan). The decrease in R&D program expense reflects the wind-down of completed projects and the progression of the current development pipeline. We expect research and development expense to stabilize over time.

Selling, general and administrative expense for the six months ended June 30, 2025 was $37.7 million, compared to $39.8 million for the six months ended June 30, 2024. The decrease of $2.0 million or 5% was primarily due to a $1.5 million decrease in share-based compensation expense and a $0.9 million decrease in various professional and third-party business expenses. We expect selling, general, and administrative expense to stabilize over time.

Restructuring costs for the six months ended June 30, 2025 was $7.1 million due to the 2025 Restructuring Plan initiated in May 2025. See Note 2 - 2025 Restructuring Costs for additional discussion of our 2025 Restructuring Plan.

	Six Months Ended June 30,
	2025	2024
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$4,493	$2,385	$2,108	88%
Interest expense	(9,043)	(4,240)	(4,803)	113%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	4,893	32,690	(27,797)	(85)%
Gain from extinguishment of debt	2,623	—	2,623	100%
Other income (expense)	792	(800)	1,592	(199)%
Total other income, net	$3,758	$30,035	$(26,277)	(87)%

Interest income for the six months ended June 30, 2025 was $4.5 million, reflecting an increase of $2.1 million or 88% from the six months ended June 30, 2024. Interest income increased as a result of higher cash balances due to the cash inflow from the 2029 Notes in December 2024.

Interest expense for the six months ended June 30, 2025 was $9.0 million compared to $4.2 million for the six months ended June 30, 2024. Interest expense increased in the current period primarily as a result of the addition of the 2029 Notes in December 2024.

For the six months ended June 30, 2025 and 2024, we recognized gains from change in fair value for contingent considerations and acquisition-related holdbacks. The gains recorded for both the six months ended June 30, 2025 and 2024 represent the following:

i) Contingent considerations and acquisition-related holdbacks: During the six months ended June 30, 2025, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $4.9 million. The net gain is primarily attributed to a net unrealized gain of $0.6 million and $1.6 million for the contingent considerations related to the Exalos and Kinetic acquisitions, respectively, and a net realized gain of $2.7 million for the acquisition-related holdbacks related to the GEO acquisition. During the six months ended June 30, 2024, we recognized an unrealized gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $32.7 million which is primarily due to a realized gain of $4.0 million and a realized loss of $3.3 million for the settlement of contingent considerations related to the GEO and Silicon Radar acquisitions, respectively, an unrealized gain of $25.4 million and $3.1 million for the contingent considerations and acquisition-related holdback related to the GEO and Silicon Radar acquisitions, respectively, as well as an unrealized gain of $2.8 million for the contingent considerations and acquisition-related holdback related to Exalos. Also included is an additional $0.7 million unrealized gain for other contingent considerations and acquisition-related holdbacks.

Gain from extinguishment of debt of $2,623 for the six months ended June 30, 2025 resulted from the repurchase of our 2027 Notes in June 2025. See Note 7 - Debt for additional discussion of the transaction related to the 2027 Notes.

Other income (expense) for the six months ended June 30, 2025 and 2024 was $0.8 million and $(0.8) million, respectively. Other income (expense) relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net gain of $1.4 million and a net loss of $1.2 million, respectively, related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes

Income tax provision for the six months ended June 30, 2025 is primarily related to our foreign operations and a nonconsolidated U.S. Subsidiary. Income tax benefit for the six months ended June 30, 2024 is primarily related to our foreign operations.

Refer to Note 15, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.

Liquidity and Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations, and available borrowings under our revolving credit facility and the issuance of Class A common stock under the ATM Agreement. We believe these sources of liquidity will be sufficient to meet our liquidity needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of August 8, 2025. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.

Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. We implemented this program for the flexible access it provides to the capital markets. During the three and six months ended June 30, 2025, there was no activity. As of June 30, 2025, and since the inception of the program we have raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 and had approximately $59.8 million available for future issuances under the ATM Agreement. As of June 30, 2025, we have incurred total issuance costs of $1.9 million since inception.

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

In June 2025, we entered into several separate, privately negotiated purchase agreements to repurchase $30 million in aggregate principal amount of our 2027 Notes at a discount. The repurchase was funded by cash on hand and accounted for as an extinguishment of debt. Concurrent with the repurchase, we repaid $0.1 million of accrued interest associated with the repurchased principal. Upon completion of this repurchase, $130 million principal amount of the 2027 Notes remains outstanding. Refer to Note 7 - Debt, in our accompanying unaudited condensed consolidated financial statements for additional detail.

As of June 30, 2025, our balance of cash and cash equivalents, including restricted cash, was $202.9 million.

The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change	Change
	2025	2024	$	%
Net cash used in operating activities	$(36,606)	$(29,073)	$(7,533)	26%
Net cash used in investing activities	(8,392)	(9,179)	787	(9)%
Net cash (used in) provided by financing activities	(34,008)	6,558	(40,566)	(619)%

Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the six months ended June 30, 2025, net cash used in operating activities was $36.6 million, which included net loss of $78.8 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $6.3 million of net gains resulting from a change in fair value for contingent considerations and currency forward contracts, and non-cash increases consisted of $32.2 million in share-based compensation expense and $20.2 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $8.0 million of cash, primarily driven by a decrease in accounts payable and an increase in accounts receivable, offset by a decrease in inventory, and an increase in accrued payroll liabilities.

Cash used in operating activities during the six months ended June 30, 2024 was $29.1 million, which included net loss of $55.2 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $31.5 million of net losses resulting from a change in fair value for contingent considerations, and currency forward contracts, $37.5 million in share-based compensation expense and $19.2 million in depreciation and amortization. Changes in operating assets and liabilities from operations provided $1.8 million of cash, primarily driven by an increase in accounts payable, and a decrease in accounts receivable, offset by an increase in inventory and a decrease in accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $8.4 million and $9.2 million, respectively. During the period ended June 30, 2025, the decrease in cash was due to the purchase of capital expenditures. During the period ended June 30, 2024, was primarily due to the acquisition of Kinetic for $3.2 million, net of cash acquired, as well as an increase in cash used of $6.0 million for the purchase of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $34.0 million, which was primarily attributed to $27.7 million payments on debt obligations and 2027 Notes repurchase, $3.7 million of payments on financed software, and $2.5 million of payment in connection with the first contingent consideration under the Kinetic acquisition.

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

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of June 30, 2025:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$14,269	$130,000	$218,500	$—	$362,769
Interest on debt obligations	13,497	23,360	10,518	—	47,375
Operating leases	1,708	6,524	5,569	2,852	16,653
Holdbacks payable in cash	800	—	—	—	800
Total contractual obligations	$30,274	$159,884	$234,587	$2,852	$427,597

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency translation exchange gain (loss) included in determining loss before income taxes was $1.5 million and ($0.6) million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024 the foreign currency translation exchange gain (loss) included in determining loss before income taxes was $0.8 million. and ($0.8) million, respectively The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2025. We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $5.9 million and $13.8 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the condensed consolidated balance sheet at June 30, 2025 and 2024, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of June 30, 2025 as the exchange rate for the U.S. dollar fluctuates against foreign currencies. As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation. To mitigate the risk, we plan to enter into additional foreign currency forward contracts in the foreseeable future.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents and restricted cash (money market funds and marketable securities purchased with less than ninety days until maturity) and restricted cash that totals approximately $202.9 million as of June 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, who is our Principal Executive Officer and acting Principal Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of June 30, 2025 at a reasonable assurance level.

Per Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Principal Executive Officer and acting Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15d during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) On May 26, 2025, Michael Wittmann, Chief Operating Officer of the Company adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 344,472 shares of Class A common stock between August 25, 2025 and March 31, 2027.

On June 13, 2025, Donald McClymont, Chief Executive Officer and acting Chief Financial Officer and Chief Accounting Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,550,000 shares of Class A common stock between September 12, 2025 and until June 30, 2027.

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

2.2

Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (previously filed by Thunder Bridge II as Exhibit 2.2 of Form S-4/A filed with the SEC on May 4, 2021)

2.3

Share Purchase Agreement, dated as of August 27, 2021, by and among indie, TeraXion, Purchaser and certain stockholders of TeraXion and their ultimate beneficial owners (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant with the SEC on September 2, 2021)

2.4

Agreement and Plan of Merger, dated as of February 9, 2023, by and among indie, GEO, Merger Sub and Shareholder Representative Services LLC, as Securityholders’ Agent (Incorporated by reference to Exhibit 2.1 of indie’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2023)

2.5

Share Sale and Purchase Agreement, dated as of September 18, 2023, by and among indie Semiconductor, Inc., Ay Dee Kay Ltd., and all the stockholders of Exalos AG (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the registrant with the SEC on September 18, 2023)

3.1

Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 5, 2025 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on June 6, 2025)

3.2	Amended and Restated Bylaws of indie Semiconductor, Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
10.1*	indie Semiconductor, Inc. 2021 Amended and Restated 2021 Equity Incentive Plan
31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 .INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 .SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Indicates a management or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INDIE SEMICONDUCTOR, INC.

August 8, 2025	By:	/s/ Donald McClymont
		Name:	Donald McClymont
		Title:	Chief Executive Officer, Acting Principal Financial and Accounting Officer, and Duly Authorized Officer