Form 10-Q
period 2025-09-30
indie Semiconductor, Inc.
filed 2025-11-07
CIK 1841925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s Class A and Class V common stock as of November 3, 2025 was 202,611,253 (excluding 1,725,000 Class A shares held in escrow) and 17,021,247, respectively.

INDIE SEMICONDUCTOR, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

		Page

Part I. Financial Information		3
Item 1.	Condensed Consolidated Financial Statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Comprehensive Loss	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest	6
	Condensed Consolidated Statements of Cash Flows	10
	Notes to Unaudited Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

Part II. Other Information		47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
Signature		50

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, the pending divestiture of Wuxi indie Microelectronics (“Wuxi”), and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in or implied by such forward-looking statements as a result of various factors, including, among others, the following: macroeconomic conditions, including inflation, rising interest rates and volatility in the credit and financial markets; uncertainty related to the impacts of the recently adopted tariffs and ongoing negotiations, including on inventory, supply chain, cost of our products and consumer demand; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; the Company's ability to realize the anticipated cost savings from its restructuring initiatives; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of the Wuxi Divestiture and any adverse effects of such pending sale on our business, financial condition, operating results and stock price; the impact of any acquisitions the Company has made or may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; current and potential trade restrictions and trade tensions, including the recent trade and tariff actions taken or proposed by the U.S. government affecting the countries where we operate; armed conflict and political or economic instability in the Company’s target markets and additional factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025 and Quarterly Reports on Form 10-Q (including those identified under “Risk Factors” therein), as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, par value and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$160,873	$274,248
Restricted cash	10,289	10,300
Accounts receivable, net of allowance for doubtful accounts of $546 as of September 30, 2025 and $1,970 as of December 31, 2024	53,246	52,005
Inventory	45,622	49,887
Prepaid expenses and other current assets	27,059	22,308
Total current assets	297,089	408,748
Property and equipment, net	42,163	34,281
Intangible assets, net	203,932	208,944
Goodwill	290,814	266,368
Operating lease right-of-use assets	15,055	16,107
Other assets and deposits	6,012	6,938
Total assets	$855,065	$941,386

Liabilities and stockholders' equity
Accounts payable	$19,147	$28,326
Accrued payroll liabilities	12,814	5,573
Contingent considerations	3,369	3,589
Accrued expenses and other current liabilities	24,888	29,297
Intangible asset contract liability	4,553	5,875
Current debt obligations	14,388	12,220
Total current liabilities	79,159	84,880
Long-term debt, net of current portion	339,146	369,097
Intangible asset contract liability, net of current portion	7,463	11,965
Deferred tax liabilities, non-current	15,958	11,660
Operating lease liability, non-current	13,696	14,278
Other long-term liabilities	6,729	4,111
Total liabilities	462,151	495,991
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 203,718,403 and 190,888,408 shares issued, 201,993,403 and 189,163,408 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	20	19
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 17,221,251 and 17,671,251 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	985,427	936,564
Accumulated deficit	(605,917)	(494,044)
Accumulated other comprehensive loss	(10,322)	(24,655)
indie's stockholders' equity	369,210	417,886
Noncontrolling interest	23,704	27,509
Total stockholders' equity	392,914	445,395
Total liabilities and stockholders' equity	$855,065	$941,386

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$51,073	$51,285	$151,213	$148,872
Contract revenue	2,603	2,680	8,174	9,801
Total revenue	53,676	53,965	159,387	158,673
Operating expenses:
Cost of goods sold	32,173	32,730	94,394	93,060
Research and development	37,987	45,968	118,574	136,858
Selling, general, and administrative	20,816	20,848	58,538	60,617
Restructuring costs	1,042	4,322	8,149	4,322
Total operating expenses	92,018	103,868	279,655	294,857
Loss from operations	(38,342)	(49,903)	(120,268)	(136,184)
Other income (expense), net:
Interest income	1,655	994	6,148	3,379
Interest expense	(4,348)	(2,180)	(13,391)	(6,420)
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	6	(4,523)	4,899	28,167
Gain from extinguishment of debt	—	—	2,623	—
Other income (expense)	(28)	702	764	(98)
Total other income (expense), net	(2,715)	(5,007)	1,043	25,028
Net loss before income taxes	(41,057)	(54,910)	(119,225)	(111,156)
Income tax benefit (provision)	363	315	(258)	1,338
Net loss	(40,694)	(54,595)	(119,483)	(109,818)
Less: Net loss attributable to noncontrolling interest	(2,405)	(4,913)	(7,610)	(9,797)
Net loss attributable to indie Semiconductor, Inc.	$(38,289)	$(49,682)	$(111,873)	$(100,021)

Net loss attributable to common shares — basic	$(38,289)	$(49,682)	$(111,873)	$(100,021)
Net loss attributable to common shares — diluted	$(38,289)	$(49,682)	$(111,873)	$(100,021)

Net loss per share attributable to common shares — basic	$(0.19)	$(0.28)	$(0.57)	$(0.58)
Net loss per share attributable to common shares — diluted	$(0.19)	$(0.28)	$(0.57)	$(0.58)

Weighted average common shares outstanding — basic	199,326,145	179,491,349	195,286,712	171,449,437
Weighted average common shares outstanding — diluted	199,326,145	179,491,349	195,286,712	171,449,437

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(40,694)	$(54,595)	$(119,483)	$(109,818)
Other comprehensive loss:
Foreign currency translation adjustments	(4,159)	6,860	15,959	(920)
Comprehensive loss	(44,853)	(47,735)	(103,524)	(110,738)

Less: Comprehensive loss attributable to noncontrolling interest	(2,115)	(3,257)	(5,984)	(8,341)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(42,738)	$(44,478)	$(97,540)	$(102,397)

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

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(Amounts in thousands, except unit and share amounts)

(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity Attributable to indie Semiconductor,	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Inc.	Interest	Equity
Balance as of December 31, 2024	189,163,408	$19	17,671,251	$2	$936,564	$(494,044)	$(24,655)	$417,886	$27,509	$445,395
Issuance per net settlement of equity awards and cash exercise of stock options	3,446,663	—	—	—	78	—	—	78	394	472
Issuance per Exchange of Class V to Class A	50,000	—	(50,000)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	44,863	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	16,561	—	—	16,561	—	16,561
Issuance per settlement of contingent considerations	1,680,579	—	—	—	3,685	—	—	3,685	445	4,130
Net loss	—	—	—	—	—	(34,546)	—	(34,546)	(2,625)	(37,171)
Foreign currency translation adjustment	—	—	—	—	—	—	1,904	1,904	442	2,346
Balance as of March 31, 2025	194,385,513	$19	17,621,251	$2	$956,888	$(528,590)	$(22,751)	$405,568	$26,165	$431,733

Issuance per net settlement of equity awards and cash exercise of stock options	2,227,729	1	—	—	(167)	—	—	(166)	210	44
Issuance on earn-out awards	29,600	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	7,165	—	—	7,165	—	7,165
Net loss	—	—	—	—	—	(39,038)	—	(39,038)	(2,580)	(41,618)
Foreign currency translation adjustment	—	—	—	—	—	—	16,878	16,878	894	17,772
Balance as of June 30, 2025	196,642,842	$20	17,621,251	$2	$963,886	$(567,628)	$(5,873)	$390,407	$24,689	$415,096

Issuance per net settlement of equity awards and cash exercise of stock options	4,950,561	—	—	—	9,292	—	—	9,292	1,130	10,422
Issuance per Exchange of Class V to Class A	400,000	—	(400,000)	—	—	—	—	—	—	—
Share-based compensation, including restructuring costs	—	—	—	—	12,249	—	—	12,249	—	12,249
Net loss	—	—	—	—	—	(38,289)	—	(38,289)	(2,405)	(40,694)
Foreign currency translation adjustment	—	—	—	—	—	—	(4,449)	(4,449)	290	(4,159)
Balance as of September 30, 2025	201,993,403	$20	17,221,251	$2	$985,427	$(605,917)	$(10,322)	$369,210	$23,704	$392,914

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(119,483)	$(109,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,416	30,872
Amortization of inventory step-up	—	365
Allowance for credit losses and inventory reserves	1,506	3,343
Share-based compensation, including restructuring costs	50,598	55,360
Amortization of discount and cost of issuance of debt	2,077	788
Asset impairment in relation to restructuring	3,231	998
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	(4,899)	(28,167)
Loss (Gain) from change in fair value of currency forward contract	(1,294)	701
Gain from extinguishment of debt	(2,623)	—
Amortization of right-of-use assets	2,406	2,504
Changes in operating assets and liabilities:
Accounts receivable	845	8,673
Inventory	4,890	(17,238)
Accounts payable	(9,812)	7,910
Accrued expenses and other current liabilities	(310)	(5,064)
Accrued payroll liabilities	3,489	1,746
Prepaid, other current and noncurrent assets	(1,832)	(1,332)
Operating lease liabilities	(2,236)	(2,383)
Other long-term liabilities	258	(1,135)
Net cash used in operating activities	(42,773)	(51,877)
Cash flows from investing activities:
Purchases of property and equipment	(12,554)	(12,504)
Payments for acquired software license	—	(1,022)
Business combinations, net of cash acquired	(17,673)	(3,200)
Net cash used in investing activities	(30,227)	(16,726)
Cash flows from financing activities:
Proceeds from issuance of common stock/At-The-Market offering	—	13,234
Proceeds from issuance of debt obligations	2,845	17,194
Issuance costs on line of credit	(50)	(50)
Payments on debt obligations	(3,538)	(2,048)
Repurchase of debt obligations	(26,829)	—
Payments on financed software	(5,824)	(4,429)
Deferred payments on business combination	(2,534)	(500)
Proceeds from exercise of stock options	4	53
Net cash provided by (used in) financing activities	(35,926)	23,454
Effect of exchange rate changes on cash and cash equivalents	(4,460)	668
Net decrease in cash and cash equivalents	(113,386)	(44,481)
Cash, cash equivalents and restricted cash at beginning of period	284,548	151,678
Cash, cash equivalents and restricted cash at end of period	$171,162	$107,197

Reconciliation of amounts on condensed consolidated balance sheet:
Cash and cash equivalents	$160,873	$96,897
Restricted cash	10,289	10,300
Total cash, cash equivalents and restricted cash	$171,162	$107,197

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,124	$3,787

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$141	$134
Fair value of common stock issued to satisfy contingent considerations and acquisition-related holdbacks	$—	$49,760
Contingent consideration for business combination	$7,287	$4,599
Accrual for purchase consideration for business combination	$2,970	$800
Fair value of common stock issued for investment in Expedera	$—	$3,428

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

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The ATM Agreement was previously registered on the registration statement on Form S-3 (Registration No.333-267120) (the “2022 Registration Statement”), which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, the Company filed with the SEC a prospectus supplement to its automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59,813 pursuant to the ATM Agreement. The Company implemented and renewed this program for the flexible access that it provides to the capital markets. As of September 30, 2025, and since the inception of the program, indie has raised gross proceeds of $90,187, issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 and had approximately $59,813 available for future issuances under the ATM Agreement. During the three and nine months ended September 30, 2025 there was no ATM-related activity. During the three months ended September 30, 2024, indie raised gross proceeds of $11,157 and issued 1,696,948 shares of Class A common stock at an average per-share sales price of $6.57. During the nine months ended September 30, 2024, indie raised gross proceeds of $13,526 and issued 2,042,000 shares of Class A common stock at an average per-share sales price of $6.62. For the three and nine months ended September 30, 2024, indie incurred total issuance costs of $240 and $291, respectively.

Recent Acquisition

On September 26, 2025 (the “Deal Closing Date”), Ay Dee Kay Ltd. completed its acquisition of emotion3D GmbH (“emotion3D”). The acquisition was consummated pursuant to a Share Purchase Agreement (the “SPA”) whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The aggregate consideration for the emotion3D acquisition consisted of (i) $17,673 in cash (including debt paid at closing and net of cash acquired); (ii) certain contingent consideration with total preliminary fair value of $7,287 at closing, payable in cash or shares of Class A common stock at indie's sole discretion, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $2,970 subject to final release 24 months from the Deal Closing Date. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.

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

The ultimate impact of any tariffs will depend on various factors, including the outcome of ongoing tariff negotiations, the timing of implementation, and the amount, scope and nature of the tariffs.

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

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which approximately 92% was owned by indie as of September 30, 2025. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited (“Ay Dee Kay Ltd.”), a private limited company incorporated under the laws of Scotland, indie semiconductor Germany GmbH, Symeo GmbH and indie Semiconductor FFO GmbH, which was previously known as Silicon Radar GmbH (“indie FFO”), all of which are private limited liability companies incorporated under the laws of Germany, indie Technologies Switzerland AG, which was previously known as Exalos AG (“indie Switzerland”), a company limited by shares organized under the laws of Switzerland, indie Kft, a limited liability company incorporated under the laws of Hungary, indie Photonics Canada Inc., which was previously known as TeraXion Inc. (“indie Canada”) and Geo Semiconductor Canada Inc., both incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with approximately 59% voting controlled and approximately 34.38% owned by the Company as of September 30, 2025 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

All significant intercompany accounts and transactions of the Company's subsidiaries have been eliminated in consolidation. The noncontrolling interest attributable to the Company’s less-than-wholly-owned subsidiary is presented as a separate component from stockholders’ equity (deficit) in the condensed consolidated balance sheets, and a noncontrolling interest in the condensed consolidated statements of operations and condensed consolidated statements of stockholders’ equity (deficit) and noncontrolling interest.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change to the Company’s significant accounting policies during the nine months ended September 30, 2025.

Recent Accounting Pronouncements

Recently Issued Not Yet Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending February 28, 2027. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s condensed consolidated financial position and results of operations since the amendments require only enhancement of existing income tax disclosures in the notes to the Company’s condensed consolidated financial statements.

2. Business Combinations

The Company acquired emotion3D in September 2025. This acquisition was recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for emotion3D:

emotion3D GmbH
Purchase price — cash consideration paid	$16,621
Purchase price — cash consideration accrued	2,970
Debt paid at closing	2,002
Less: cash acquired	(950)
Net cash consideration	$20,643
Contingent consideration	7,287
Net consideration	$27,930

Estimated fair value of net assets and liabilities assumed:
Current assets other than cash	$2,220
Property and equipment	120
Developed technology	7,877
In-process research & development	511
Customer relationships	3,954
Backlog	400
Trade name	599
Other non-current assets	73
Current liabilities	(1,145)
Deferred tax liabilities, non-current	(3,073)
Total fair value of net assets acquired	$11,536
Goodwill	$16,394

For this acquisition, trade receivables and payables, as well as other current and non-current assets and current liabilities, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates.

The Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period. Because the acquisitions related to emotion3D occurred relatively recently, there is significant information to be obtained and analyzed and emotion3D resides in a foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowed measurement period, until the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed that existed on the date of acquisition, but in no case to exceed more than one year from the date of the acquisition. Changes in the estimated fair values of the net assets recorded for the business combination of emotion3D upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined. As of November 7, 2025, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property, plant and equipment, identifiable intangible assets, deferred taxes, goodwill, tax uncertainties, contingent considerations and other liabilities. Specifically for the valuation of intangible assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions, to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill and/or deferred taxes.

Acquisition of emotion3D

On September 26, 2025 (the “Deal Closing Date”), Ay Dee Kay Ltd. completed its acquisition of emotion3D. The acquisition was consummated pursuant to the SPA whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The aggregate consideration for the emotion3D acquisition consisted of (i) $17,673 in cash (including debt paid at closing and net of cash acquired); (ii) certain contingent consideration with total preliminary fair value of $7,287 at closing, payable in cash or shares of Class A common stock at indie's sole discretion, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $2,970 subject to final release 24 months from the Deal Closing Date. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. This acquisition brings the Company an engineering development team with broad experience in development of advanced perception algorithms and software for in-cabin sensing, ADAS and automated driving. The goodwill is expected to be deductible for tax purposes.

indie incurred various acquisition-related costs, which were primarily legal expense, and recorded these as part of the Selling, General and Administrative expenses. Total costs incurred are $184 for the three and nine months ended September 30, 2025.

The Company maintains certain holdbacks for a total of $2,970 subject to final release 24 months from the Deal Closing Date. The aggregate holdbacks balance consisted of (i) an initial fixed purchase price holdback of $250 (the "Holdback Amount (PP)"), payable in cash and due 20 business days after both parties have agreed on the final closing accounts within 30 business days after the Deal Closing Date; (ii) a subsidies holdback of $720 (the "Holdback Amount (Subsidies)"), payable in cash on December 31, 2025; and (iii) an indemnity holdback of $2,000 ("Holdback Amount (Indemnity)"), payable in cash with 50% due 12 months from the Deal Closing Date and the remainder 24 months from the Deal Closing Date. All holdbacks are maintained for the purpose of providing security against any adjustment to the amounts at closing. The entire holdback balance, with the exception of 50% of the Holdback Amount (Indemnity) of $1,000 is reflected in Accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2025. The remaining 50% of the Holdback Amount (Indemnity) of $1,000 is reflected in Other long-term liabilities in the condensed consolidated financial statements.

Total purchase consideration transferred at the Deal Closing Date also included contingent considerations that had a total preliminary fair value of $7,287 as of the acquisition date. The preliminary acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of up to three tranches and all are payable in cash or Class A common stock, at indie’s sole election. The first tranche of earnout pays up to a maximum of $4,000, upon achievement of total revenue target of EUR 3,650 (or $4,163) for the full year ended December 31, 2025, provided only a maximum total of EUR 2,100 can be counted towards the milestone between January 1, 2025 and the Deal Closing Date (the "First Earnout"). The second tranche of earnout pays up to a maximum of $6,000, upon achievement of a revenue target of $6,300 between January 1, 2026 through February 28, 2027 (the "Second Earnout"). In the case where the First Earnout is not achieved in full and emotion3D achieves total revenue in excess of $8,400 within the same period as relevant for the Second Earnout, emotion3D is entitled to a third tranche of earnout that pays up to a maximum of $1,250, upon achievement of a revenue target equal to $8,400 plus the corresponding revenue shortfall from the First Earnout (the "Third Earnout"). The corresponding revenue shortfall from the First Earnout is calculated by actual revenue achieved during the First Earnout measurement period and a ceiling of $4,163. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. As the potential payment of the Third Earnout is dependent upon the shortfall in the First Earnout and the over-achievement in the Second Earnout, the preliminary fair value of the Third Earnout has been considered as part of the First Earnout. The First Earnout is reflected in Contingent considerations and the Second Earnout is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2025.

Pro forma financial information for emotion3D is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.

3. 2025 Restructuring Costs

On May 12, 2025, the Company initiated a restructuring plan designed to improve operational efficiencies, reduce operating costs, better align the Company's workforce with top strategic priorities and key growth opportunities, and exit over time some of the Company's lower margin products outside of the ADAS application (the "2025 Restructuring Plan"). The 2025 Restructuring Plan includes, but is not limited to, consolidation of facilities, reduction of workforce in various geographic locations, impairment of certain intangible assets related to intellectual property licenses and early termination of certain contractual obligations.

The 2025 Restructuring Plan is deemed to be fundamentally different from the Company's ongoing productivity action due to its size, nature and frequency. As a result, all pre-tax charges related to such initiatives are separately reflected in Restructuring costs in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025. Liabilities associated with the 2025 Restructuring Plan are included in Accrued payroll liabilities and Accrued expenses and other current liabilities in the condensed consolidated balance sheet for personnel and non-personnel related charges, respectively. During the three and nine months ended September 30, 2025, the Company recorded total restructuring charges of $1,042 and $8,149, respectively, most of which were related to personnel costs and impairment of long-lived asset. The following table summarizes the provisions, respective payments and remaining accrued balance for charges incurred as of September 30, 2025:

	Personnel Cost	Long-Lived Asset Impairment	Other Exit Costs	Total
Balance as of December 31, 2024	$—	$—	$—	$—
Provision for net charges incurred	3,697	3,260	150	7,107
Cash payments	(1,264)	—	—	(1,264)
Non-cash reductions	—	(3,260)	—	(3,260)
Balance as of June 30, 2025	$2,433	$—	$150	$2,583

Provision for net charges incurred	1,034	—	8	1,042
Cash payments	(1,571)	—	(158)	(1,729)
Non-cash reductions	(489)	—	—	(489)
Balance as of September 30, 2025	$1,407	$—	$—	$1,407

The Company expects the 2025 Restructuring Plan to be substantially executed by the end of 2025, which will likely result in additional expenses during periods post September 30, 2025. Further, the Company may incur additional expenses due to unanticipated events that may occur in connection with the implementation of the 2025 Restructuring Plan and there is no guarantee that the Company will be able to realize the anticipated benefits of the 2025 Restructuring Plan.

4.
Inventory

Inventory consists of the following:

	September 30, 2025	December 31, 2024
Raw materials	$7,922	$13,915
Work-in-process	21,308	19,531
Finished goods	16,392	16,441
Inventory	$45,622	$49,887

During the three and nine months ended September 30, 2025, the Company recognized write-downs in the value of inventory of $1,018 and $1,489, respectively. During the three and nine months ended September 30, 2024, the Company recognized write-downs in the value of inventory of $2,724 and $2,943, respectively.

5.
Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	September 30, 2025	December 31, 2024
Production tooling	4	$24,099	$21,256
Lab equipment	4	16,168	14,484
Office equipment	3 - 7	12,492	10,162
Leasehold improvements	*	2,225	1,921
Construction in progress		14,472	7,597
Property and equipment, gross		69,456	55,420
Less: Accumulated depreciation		27,293	21,139
Property and equipment, net		$42,163	$34,281

* Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.

The Company recognized depreciation expense of $2,173 and $2,390 for the three months ended September 30, 2025 and 2024, respectively. The Company recognized depreciation expense of $6,482 and $5,256 for the nine months ended September 30, 2025 and 2024, respectively.

Fixed assets not yet in service, or construction in progress, consist primarily of capitalized internal-use software and certain tooling and other equipment that are not yet ready to be placed into service.

6.
Intangible Assets, Net

Intangible assets, net consist of the following:

	September 30, 2025				December 31, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.9	$137,371	$(47,822)	$89,549	5.8	$121,893	$(33,609)	$88,284
Software licenses	1.8	20,411	(10,982)	$9,429	2.8	23,706	(6,243)	$17,463
Customer relationships	7.4	47,113	(12,982)	$34,131	7.6	43,159	(9,118)	$34,041
Intellectual property licenses	0.3	1,947	(1,736)	$211	0.8	1,947	(1,736)	$211
Trade names	4.4	26,899	(10,591)	$16,308	4.9	26,301	(7,496)	$18,805
Backlog	1.5	2,696	(2,403)	$293	0.6	2,296	(1,683)	$613
Effect of exchange rate on gross carrying amount		3,466	—	$3,466		(6,662)	—	$(6,662)
Intangible assets with finite lives		239,903	(86,516)	153,387		212,640	(59,885)	152,755
IPR&D		50,301	—	$50,301		57,390	—	$57,390
Effect of exchange rate on gross carrying amount		244	—	$244		(1,201)	—	$(1,201)
Total intangible assets with indefinite lives		50,545	—	50,545		56,189	—	56,189
Total intangible assets		$290,448	$(86,516)	$203,932		$268,829	$(59,885)	$208,944

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows.

In fiscal 2025, the Company acquired developed technology, customer relationships, trade names, backlog and In-Process Research & Development as a result of a business combination. See Note 2 — Business Combinations for additional information.

The Company monitors and assesses the above intangible assets for impairment on a periodic basis. For the three months ended September 30, 2025, the Company determined there was no impairment of intangible assets. For the nine months ended September 30, 2025, the Company recorded $3,260 of impairment charges related to certain software licenses as part of its 2025 Restructuring Plan (see Note 3 — 2025 Restructuring Costs). For the three and nine months ended September 30, 2024, the Company determined that there was no impairment of intangible assets.

Amortization of intangible assets for the three months ended September 30, 2025 and 2024 was $8,070 and $9,324, respectively. Amortization of intangible assets for the nine months ended September 30, 2025 and 2024 was $23,934 and $25,616, respectively. Amortization of intangible assets is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses, based on their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of September 30, 2025, amortization expense for each of the next five fiscal years is expected to be as follows:

2025 (remaining 3 months)	$8,420
2026	31,098
2027	25,558
2028	22,363
2029	20,680
Thereafter	45,268
Total	$153,387

7.
Goodwill

The following table sets forth the carrying amount and activity of goodwill as of September 30, 2025:

Amount
Balance as of the beginning of the period	$266,368
Acquisitions (Note 2)	16,394
Effect of exchange rate on goodwill	8,052
Balance as of the end of the period	$290,814

During the nine months ended September 30, 2025, the change in goodwill was primarily related to a $16,394 increase due to the acquisition of emotion3D that was completed during the period, as well as a $8,052 increase in value due to the effect of exchange rates on goodwill. See Note 2 — Business Combinations for a detailed discussion of goodwill acquired.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and nine months ended September 30, 2025.

8.
Debt

The following table sets forth the components of debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$130,000	$(1,978)	$128,022	$160,000	$(3,262)	$156,738
2029 Notes	218,500	(7,642)	210,858	218,500	(8,857)	209,643
CIBC loan, due 2026	1,557	(3)	1,554	2,368	(2)	2,366
Total term loans	350,057	(9,623)	340,434	380,868	(12,121)	368,747

Revolving line of credit and other	13,125	(25)	13,100	12,583	(13)	12,570
Total debt	$363,182	$(9,648)	$353,534	$393,451	$(12,134)	$381,317

The outstanding debt as of September 30, 2025 and December 31, 2024 is classified in the condensed consolidated balance sheets as follows:

	September 30, 2025	December 31, 2024
Current liabilities - Current debt obligations	$14,388	$12,220
Noncurrent liabilities - Long-term debt, net of current maturities	339,146	369,097
Total debt	$353,534	$381,317

2029 Notes

On December 6, 2024, indie completed a private offering of 3.50% Convertible Senior Notes (the “2029 Initial Notes”). The Notes were sold under a purchase agreement (the “2029 Notes Purchase Agreement”), dated as of December 3, 2024, entered into by and between the Company and Deutsche Bank Securities Inc., as representative of the several initial purchasers named therein (collectively, the “2029 Notes Initial Purchasers”) pursuant to which the Company agreed to sell $190,000 aggregate principal amount of the 2029 Initial Notes. The Company also agreed to grant an option, during a 13-day period beginning on, and including, the date on which the notes are first issued (the “2029 Notes Option”) to the 2029 Notes Initial Purchasers to purchase all or part of an additional $28,500 aggregate principal amount of the 3.50% Convertible Senior Notes due 2029 (the “2029 Additional Notes” and, together with the 2029 Initial Notes, the “2029 Notes”). On December 5, 2024, the 2029 Notes Initial Purchasers exercised the 2029 Notes Option in full, bringing the total aggregate principal amount for the 2029 Notes to $218,500.

On December 3, 2024, in connection with the pricing of the 2029 Notes, the Company entered into privately negotiated capped call transactions (the “2029 Notes Base Capped Call Transactions”) with each of Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc., Mizuho Markets Americas LLC, with Mizuho Securities USA LLC acting as agent, Royal Bank of Canada, represented by RBC Capital Markets, LLC as its agent, The Bank of Nova Scotia, UBS AG, London Branch, represented by UBS Securities LLC as its agent, and Wells Fargo Bank, National Association (the “2029 Option Counterparties”). In addition, on December 5, 2024, in connection with the 2029 Notes Initial Purchasers’ exercise of the 2029 Notes Option in full, the Company entered into additional capped call transactions (the “2029 Notes Additional Capped Call Transactions” and, together with the 2029 Notes Base Capped Call Transactions, the “2029 Notes Capped Call Transactions”) with each of the 2029 Notes Option Counterparties. The 2029 Notes Capped Call Transactions cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2029 Notes, and are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2029 Notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the 2029 Notes Capped Call Transactions. The cap price of the 2029 Notes Capped Call Transactions is initially $8.06 per share, which represents a premium of 100% over the last reported sale price of the Company’s Class A common stock on The Nasdaq Capital Market on December 3, 2024. The cost of the 2029 Notes Capped Call Transactions was $23,380. The Company recorded the 2029 Notes Capped Call Transactions as separate transactions from the issuance of the 2029 Notes. The cost of $23,380 incurred to purchase the 2029 Notes Capped Call Transactions was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheet as of December 31, 2024.

The 2029 Notes will be convertible into cash, shares of the Company’s Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election, at an initial conversion rate of 194.6188 shares of Class A common stock per $1,000 principal amount of the 2029 Notes, which is equivalent to an initial conversion price of approximately $5.14 per share of Class A common stock. The initial conversion price of the 2029 Notes represents a premium of approximately 27.50% over the $4.03 per share last reported sale price of the Class A common stock on The Nasdaq Capital Market on December 3, 2024. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid interest, except under the limited circumstances described in the Indenture, dated as of December 6, 2024, between indie and U.S. Bank Trust Company, National Association, as trustee (the “2024 Indenture”). In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in Section 1.01 of the 2024 Indenture) prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of Class A common stock (not to exceed 248.1399 shares of Class A common stock per $1,000 principal amount of the 2029 Notes, subject to adjustment in the same manner as the conversion rate) for 2029 Notes that are converted in connection with such Make-Whole Fundamental Change or for notes called (or deemed called) for redemption that are converted in connection with such notice of redemption.

The 2029 Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding September 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2025 (and only during such calendar quarter), if the last reported sale price of the common stock, as determined by the Company, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “Trading Price” (as defined in Section 1.01 of the 2024 Indenture) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate on each such trading day; (3) if the Company calls such 2029 Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date, but only with respect to the 2029 Notes called (or deemed called) for redemption; or (4) upon the occurrence of certain corporate events as specified in the 2024 Indenture. On or after September 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2029 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in amounts determined in the manner set forth in the 2024 Indenture.

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

The 2029 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2029 Notes is presented net of $8,967 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of September 30, 2025 and December 31, 2024, the total carrying value of the 2029 Notes, net of unamortized discount, was $210,858 and $209,643, respectively. As of September 30, 2025, the total fair value of the 2029 Notes was $232,156 or 106.25% of the aggregate principal amount of the 2029 Notes. As of December 31, 2024, the total fair value of the 2029 Notes was $228,333 or 104.50% of the aggregate principal amount of the 2029 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $414 for the three months ended September 30, 2025. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $1,215 for the nine months ended September 30, 2025. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

2027 Notes

On November 16, 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Goldman Sachs & Co. LLC, as representative of the initial purchasers (collectively, the “Initial Purchasers”), pursuant to which the Company agreed to sell $140,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Initial Notes”). The Company also agreed to grant an option, exercisable within the 30-day period immediately following the date of the Purchase Agreement (the “Option”) to the Initial Purchasers to purchase all or part of an additional $20,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Additional Notes” and, together with the Initial Notes, the “2027 Notes”). On November 17, 2022, the Initial Purchasers exercised the Option in full, bringing the total aggregate principal amount for the 2027 Notes to $160,000. The sale of the 2027 Notes closed on November 21, 2022. The 2027 Notes were issued pursuant to an Indenture dated November 21, 2022 (the “2022 Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Interest on the 2027 Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. The 2027 Notes will mature on November 15, 2027, unless earlier repurchased, redeemed or converted.

The 2027 Notes will be convertible into cash, shares of the Company’s Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election, at an initial conversion rate of 115.5869 shares of Class A common stock per $1,000 principal amount of the 2027 Notes, which is equivalent to an initial conversion price of approximately $8.65 per share of Class A common stock. The initial conversion price of the 2027 Notes represents a premium of approximately 30% over the $6.655 per share last reported sale price of the Class A common stock on The Nasdaq Capital Market on November 16, 2022. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid interest, except under the limited circumstances described in the 2022 Indenture. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in Section 1.01 of the 2022 Indenture) prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of Class A common stock (not to exceed 150.2629 shares of Class A common stock per $1,000 principal amount of the 2027 Notes, subject to adjustment in the same manner as the conversion rate) for 2027 Notes that are converted in connection with such Make-Whole Fundamental Change or for notes called (or deemed called) for redemption that are converted in connection with such notice of redemption.

The 2027 Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding August 15, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “Trading Price” (as defined in Section 1.01 of the 2022 Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on each such trading day; (3) if the Company calls such 2027 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called) for redemption; or (4) upon the occurrence of certain corporate events as specified in the 2022 Indenture. On or after August 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2027 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election, in amounts determined in the manner set forth in the 2022 Indenture.

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

Upon the occurrence of a “Fundamental Change” (as defined in Section 1.01 of the 2022 Indenture), subject to certain conditions and certain limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2027 Notes in principal amounts of $1,000 or an integral multiple thereof at a fundamental change repurchase price in cash equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of September 30, 2025 and December 31, 2024, the total carrying value of the 2027 Notes, net of unamortized discount, was $128,022 and $156,738, respectively. As of September 30, 2025, the total fair value of the 2027 Notes was $129,441 or 99.57% of the aggregate principal amount of the 2027 Notes. As of December 31, 2024, the total fair value of the 2027 Notes was $146,416 or 91.51% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $297 and $260 for the three months ended September 30, 2025 and 2024, respectively. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $825 and $763 for the nine months ended September 30, 2025 and 2024, respectively. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

During the year ended December 31, 2022, in connection with the offering of the 2027 Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404.

In June 2025, the Company entered into several separate, privately negotiated purchase agreements to repurchase $30,000 in aggregate principal amount of the 2027 Notes at a discount. In addition to the repurchased principal, the total repurchase price of $26,844 also included transaction-related professional fees of $158. The repurchase was accounted for as an extinguishment of debt, which resulted in a pre-tax gain of $2,623, which included the accelerated recognition of unamortized issuance cost and debt discount affiliated with the repurchased principal of $515. This gain was recorded as Gain from extinguishment of debt in the Company's condensed consolidated statements of operations for the three months ended June 30, 2025 and nine months ended September 30, 2025. Concurrent with the repurchase, the Company repaid $143 of accrued interest associated with the repurchased principal. The repurchase of the 2027 Notes and repayment of accrued interest were funded by the Company's on-hand cash. Upon completion of this repurchase, $130,000 principal amount of the 2027 Notes remains outstanding.

indie Semiconductor Revolving Line of Credit

On March 29, 2024, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance is due and payable in full on March 28, 2025. This revolving line of credit was renewed on March 29, 2025, and the outstanding principal balance is due and payable in full on March 27, 2026. Interest is payable monthly beginning on May 1, 2025 through the maturity date. This line of credit required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo, which resulted in total restricted cash of $10,000 as of September 30, 2025. Fees of $50 incurred will be amortized over the life of the credit agreement. This revolving line of credit had an outstanding balance of $10,000 as of September 30, 2025. During the three and nine months ended September 30, 2025, we paid $156 and $433 in interest expense, respectively. Non-cash interest was de minimus.

indie Canada Revolving Credit

In connection with the acquisition of indie Canada on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD 9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD 155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of September 30, 2025 and December 31, 2024, the outstanding principal balance of the loan was $1,557 and $2,368, (or CAD 2,167 and CAD 3,405), respectively.

indie Canada also has an authorized credit facility of up to CAD 6,000 at September 30, 2025 and December 31, 2024, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of CAD 6,000. As of September 30, 2025 and December 31, 2024, this line of credit had an outstanding balance of $2,859 and $2,583 (or CAD 3,979 and CAD 3,713), respectively.

The table below sets forth the components of interest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$1,526	$1,815	$5,096	$5,405
Amortization of discount and issuance cost	297	260	825	763
Total interest expense related to the 2027 Notes	1,823	2,075	5,921	6,168
Interest expense on the 2029 Notes
Stated interest at 3.50% per annum	1,928	—	5,720	—
Amortization of discount and issuance cost	414	—	1,215	—
Total interest expense related to the 2029 Notes	2,342	—	6,935	—
Interest expense on other debt obligations:
Contractual interest	170	93	497	227
Amortization of discount and issuance cost	13	12	38	25
Total interest expense related to other debt obligations	183	105	535	252

Total interest expense	$4,348	$2,180	$13,391	$6,420

The future maturities of the debt obligations are as follows:

2025 (remaining 3 months)	$4,416
2026	10,266
2027	130,000
2028	—
2029	218,500
Total	$363,182

9.
Contingent and Earn-Out Liabilities

Earn-Out Milestones

In connection with the Company’s reverse recapitalization transaction completed on June 10, 2021 (the “Transaction”), certain of indie’s stockholders are entitled to receive up to 10,000,000 earn-out shares of the Company’s Class A common stock if the earn-out milestones are met. The earn-out milestones represent two independent criteria, each of which entitles the eligible stockholders to 5,000,000 earn-out shares per milestone met. Each earn-out milestone is considered met if at any time following the Transaction and prior to December 31, 2027, the volume weighted average price of indie’s Class A common stock is greater than or equal to $12.50 or $15.00 for any twenty trading days within any thirty-trading day period, respectively. Further, the earn-out milestones are also considered to be met if indie undergoes a "Sale". A Sale is defined as the occurrence of any of the following for indie: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock ceases to be listed on a national securities exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.

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

On February 21, 2023, in connection with the acquisition of indie FFO, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,155 and $5,085, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 for the 12-month period ending on February 21, 2024. The second tranche was payable upon indie FFO’s achievement of a revenue threshold of $7,000 for the 12-month period ending on February 21, 2025. Both tranches were payable in cash or in Class A common stock at indie’s discretion. Should indie elect to pay in Class A common stock, the number of shares issuable equals the earnout amount divided by a VWAP for 20 days ending prior to the due date for payment. In May 2024, the Company settled the first tranche through the issuance of 1,103,140 shares of Class A common stock with a fair value of $6,045 at the time of issuance. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations. The fair value of the second tranche contingent consideration liability as of December 31, 2024 was reduced to zero. In February 2025, the second tranche of the contingent consideration was not met. There was no liability remaining on the balance sheet on September 30, 2025.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $38,828 and $20,452, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $20,000 for the 12-month period ended on March 31, 2024. The second tranche was payable upon GEO’s achievement of a revenue threshold of $10,000 for the 6-month period ended on September 30, 2024. Both tranches were payable in cash or Class A common stock, at indie’s election, and the number of shares issuable equals the earnout amount divided by the Earnout Parent Trading Price. Payment in cash was determined by the number of shares payable multiplied by the Earnout Parent Trading Price. In May 2024, the Company settled the first tranche through the issuance of 6,096,951 shares of Class A common stock with a fair value of $40,667 at the time of issuance. In December 2024, the Company settled the second tranche through the issuance of 1,015,621 shares of Class A common stock with a fair value of $4,459 at the time of issuance. The change in fair value since the acquisition date was recorded in Other income (expense), net in the condensed consolidated statement of operations. There was no liability remaining on the condensed consolidated balance sheet on September 30, 2025.

On September 18, 2023, in connection with the acquisition of indie Switzerland, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $7,328 and $2,427, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $19,000 for the 12-month period ended September 30, 2024. The second tranche is payable upon indie Switzerland’ achievement of a revenue threshold of $21,000 for the 12-month period ending on September 30, 2025. Both tranches are payable in cash or in shares at indie’s discretion. On November 7, 2024, the first tranche of contingent consideration was settled through the issuance of 2,845,243 shares of Class A common stock with a fair value of $9,930 at the time of issuance, and cash payment of $2,536. In September 2025, it was determined that the second tranche of the contingent consideration was not met and the fair value was reduced to zero. There was no liability remaining on the balance sheet on September 30, 2025. The changes in fair value since the acquisition date were recorded in Other income (expense), net in the condensed consolidated statement of operations.

On January 25, 2024, in connection with the acquisition of Kinetic, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $2,251 and $2,348, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $12,000 for the 12-month period ended on January 25, 2025. The second tranche is payable upon achievement of certain production-based milestones for the 24-month period ending on January 25, 2026. Both tranches are payable in cash or in shares at indie’s discretion. The fair value of the second tranche contingent consideration liabilities as of September 30, 2025 was $144. In April 2025, the Company settled the first tranche through the issuance of $2,500 in cash. The change in fair value since the acquisition date is recorded in Other income (expense), net in the condensed consolidated statement of operations.

On September 26, 2025, in connection with the acquisition of emotion3D, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $3,092 and $4,195, respectively. The contingent consideration is comprised of three tranches. Total purchase consideration transferred at the Deal Closing Date also included contingent consideration that had a total preliminary fair value of $7,287 as of the acquisition date. The preliminary acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of up to three tranches and all are payable in cash or Class A common stock, at indie’s sole election. The First Earnout pays up to a maximum of $4,000, upon achievement of a total revenue target of EUR 3,650 (or $4,163) for the full year ended December 31, 2025, provided only a maximum total of EUR 2,100 can be counted towards the milestone between January 1, 2025 through the Deal Closing Date. The Second Earnout pays up to a maximum of $6,000, upon achievement of revenue target of $6,300 between January 1, 2026 through February 28, 2027. In the case where the First Earnout is not achieved in full and emotion3D achieves total revenue in excess of $8,400 within the same period as relevant for the Second Earnout, emotion3D is entitled to the Third Earnout that pays up to a maximum of $1,250, upon achievement of a revenue target equal to $8,400 plus the corresponding revenue shortfall from the First Earnout. The corresponding revenue shortfall from the First Earnout is calculated by actual revenue achieved during the First Earnout measurement period and a ceiling of $4,163. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. As the potential payment of the Third Earnout is dependent upon the shortfall in the First Earnout and the over-achievement in the Second Earnout, the preliminary fair value of the Third Earnout has been considered as part of the First Earnout. The First Earnout is reflected in Contingent considerations and the Second Earnout is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2025. The fair value of the first and second tranche contingent consideration liabilities as of September 30, 2025 was $3,092 and $4,195, respectively.

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

At September 30, 2025 and 2024, the Company held currency forward contracts with an aggregated notional amount of $16,839 and $13,850, respectively to sell United States dollars and to buy various foreign currencies such as Canadian dollars and euros, among others at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the condensed consolidated statement of operations. During the three months ended September 30, 2025 and 2024, the Company recorded a net loss of $76 and a net gain of $509, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded a net gain of $1,294 and a net loss of $701, respectively.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
emotion3D GmbH Contingent Consideration - First Tranche	$—	$—	$3,092	$3,092
emotion3D GmbH Contingent Consideration - Second Tranche	$—	$—	$4,195	$4,195
Kinetic Contingent Consideration - Second Tranche	$—	$—	$144	$144

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Kinetic Contingent Consideration - First Tranche	$—	$—	$2,455	$2,455
Kinetic Contingent Consideration - Second Tranche	$—	$—	$1,908	$1,908
Exalos Contingent Consideration - Second Tranche	$—	$—	$634	$634
GEO Indemnity Holdback	$6,344	$—	$—	$6,344
City Semi Contingent Consideration - Second Tranche	$—	$—	$500	$500

As of September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents, including restricted cash, were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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

Because the acquisition related to emotion3D occurred within the last twelve months, the significant information to be obtained and analyzed and the fact that emotion3D resides in a foreign jurisdiction, the Company’s fair value estimates for the associated contingent consideration were valued based on a probability method as of September 30, 2025.

See Note 9 — Contingent and Earn-Out Liabilities for additional information of our Level 3 disclosures.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	September 30, 2025	December 31, 2024
	Input	Input
Liabilities:
emotion3D GmbH Contingent Consideration - First Tranche
Market yield rate	8.35%	N/A
Scenario probability	80.00%	N/A
emotion3D GmbH Contingent Consideration - Second Tranche
Market yield rate	8.54%	N/A
Scenario probability	80.00%	N/A
Kinetic Contingent Consideration - Second Tranche
Market yield rate	8.42%	7.68%
Scenario probability	5.00%	70.00%

11.
Stockholders’ Equity

Stock Repurchase Program

On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase Class A common stock. This was inclusive of the concurrent repurchase of shares of Class A common stock described in Note 8 — Debt, under the 2027 Notes, which allowed for a portion of net proceeds to be used to repurchase up to $25,000 of Class A common stock. For the year ended December 31, 2022, in connection with the concurrent repurchase, the Company has repurchased 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404. There were no repurchases of common stock for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there is $42,596 available for future repurchase under the program.

12.
Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately a 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase over time as the exchanges occur. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC was approximately 92% and 91% as of September 30, 2025 and December 31, 2024, respectively.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”), which can be exchanged to Class A common stock at an exchange ratio of one to one. The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of September 30, 2025 and December 31, 2024, the Company had an aggregate of 17,221,251 and 17,671,251 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held approximately 59% voting control and approximately 34.38% ownership interest in Wuxi as of both September 30, 2025 and December 31, 2024. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of September 30, 2025, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.

13.
Revenue

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present revenue disaggregated by geography of the shipping location for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$9,404	$10,317	$26,151	$29,139
Greater China	26,647	21,531	68,394	66,881
Europe	10,110	8,768	33,894	27,155
South Korea	4,133	1,745	12,104	9,297
Rest of Asia Pacific	2,540	9,972	14,906	20,309
Rest of North America	563	1,113	2,558	4,130
South America	279	519	1,380	1,762
Total	$53,676	$53,965	$159,387	$158,673

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

The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024:

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Unbilled revenue	Prepaid expenses and other current assets	$11,302	$9,154
Contract liabilities	Accrued expenses and other current liabilities	$3,243	$2,735

During the three months ended September 30, 2025 and 2024, the Company recognized $208 and $408, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the nine months ended September 30, 2025 and 2024, the Company recognized $1,825 and $1,500, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2025, the amount of performance obligations that have not been recognized as revenue was $2,276, of which approximately 100% is expected to be recognized as revenue over the next 12 months. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.

Concentrations

No customers accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2025 and 2024.

One large customer represented represented 12% and 11% of accounts receivable at September 30, 2025 and December 31, 2024, respectively.

14.
Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$620	$243	$1,115	$767
Research and development	11,272	11,651	31,586	36,189
Selling, general, and administrative	6,480	5,533	17,442	17,973
Restructuring costs	—	431	455	431
Total	$18,372	$17,858	$50,598	$55,360

Stock compensation expense for the three months ended September 30, 2025 and 2024 included $6,534 of expense and $2,341 of reduction, respectively, related to awards issuable upon distribution of the Company's annual incentive plans. Stock compensation expense for the nine months ended September 30, 2025 and 2024 included $14,168 and $3,117, respectively, related to awards issuable upon distribution of the Company's annual incentive plans.

15.
Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(40,694)	$(54,595)	$(119,483)	$(109,818)
Less: Net loss attributable to noncontrolling interest	(2,405)	(4,913)	(7,610)	(9,797)
Net loss attributable to common stockholders — basic	$(38,289)	$(49,682)	$(111,873)	$(100,021)

Net loss attributable to common shares — dilutive	$(38,289)	$(49,682)	$(111,873)	$(100,021)

Denominator:
Weighted average shares outstanding — basic	199,326,145	179,491,349	195,286,712	171,449,437

Weighted average common shares outstanding—diluted	199,326,145	179,491,349	195,286,712	171,449,437

Net loss per share attributable to common shares— basic	$(0.19)	$(0.28)	$(0.57)	$(0.58)
Net loss per share attributable to common shares— diluted	$(0.19)	$(0.28)	$(0.57)	$(0.58)

The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, unexercised options, earn-out shares, escrow shares, and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The 2029 Notes Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the three and nine months ended September 30, 2025 and 2024, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be anti-dilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated as their inclusion would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested Phantom units	—	188,347	—	188,347
Unvested Restricted stock units	17,640,004	17,184,734	17,640,004	17,184,734
Convertible Class V common shares	17,221,251	18,044,332	17,221,251	18,044,332
Unexercised options	61,461	150,228	61,461	150,228
Earn-out Shares	5,000,000	5,000,000	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000	1,725,000	1,725,000
2027 Convertible notes into Class A common shares	15,026,297	18,497,110	15,026,297	18,497,110
2029 Convertible notes into Class A common shares	42,524,208	—	42,524,208	—
	99,198,221	60,789,751	99,198,221	60,789,751

16.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There is no material impact on the Company's consolidated financial statements.

The Company's effective tax rate in 2025 will differ from the U.S. federal statutory rate primarily due to changes in valuation allowance, tax expense or benefit in foreign jurisdictions taxed at different tax rates, foreign research and development tax credits and incentives, and changes in non-controlling interest.

Based primarily on the Company's limited operating history and ADK LLC’s historical domestic losses, the Company believes there is significant uncertainty as to when the Company will be able to use its domestic, federal and state, deferred tax assets (“DTAs”). Therefore, the Company has recorded a valuation allowance against these DTAs for which it has concluded that it is not more likely than not that these will be realized.

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that the Company anticipates to be able to utilize in future years. Through September 30, 2025, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, the Company has not recorded a liability under the TRAs.

The Company recorded a benefit for income taxes of $363 and $315 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded a benefit (provision) for income taxes of $(258) and $1,338 for the nine months ended September 30, 2025 and 2024, respectively. Income tax provision for the three and nine months ended September 30, 2025 is primarily related to the Company’s foreign operations. Income tax benefits for the three and nine months ended September 30, 2024 are primarily related to the Company’s foreign operations.

17.
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

Royalty Agreement

The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended September 30, 2025 and 2024 was $189 and $661, respectively. Total royalty expense incurred in connection with these contracts during the nine months ended September 30, 2025 and 2024 was $1,463 and $1,846, respectively. These expenses are included in cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $261 and $658 are included in Accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2025 and consolidated balance sheets as of December 31, 2024, respectively.

Tax Distributions

To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the three and nine months ended September 30, 2025 and 2024

18.
Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued interest	$4,722	$1,679
Deferred revenue	3,243	2,735
Operating lease liabilities, current	3,223	2,984
Accrued taxes	2,998	3,113
Holdbacks and deferred payments for business combinations	1,970	7,050
Accrued royalties	261	658
Other (1)	8,471	11,078
Accrued expenses and other current liabilities	$24,888	$29,297

(1)
Amount represents accruals for various operating expenses such as professional fees, open purchase orders, and other estimates that are expected to be paid within the next 12 months.
19.
Segment Reporting

The Company designs, develops, manufactures and markets a broad range of integrated circuits. It operates and tracks its results in one reportable segment. indie’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes financial information presented on a consolidated basis to assess performance and to make key operating decisions such as the determination of resource allocations. The CODM also utilizes the Company’s consolidated long-range plan, which includes product development roadmaps and long-range consolidated financial models, as a key input to resource allocation. The CODM also makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using consolidated operating income (loss) from operations. The CODM does not review any measures of financial results beyond what is presented in the accompanying statement of operations.

Significant expenses within income (loss) from operations include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s consolidated statement of operations. The Company’s long-lived assets consist primarily of property, plant and equipment, net and right-of-use assets.

20.
Subsequent Events

For its condensed consolidated financial statements as of September 30, 2025, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of September 30, 2025 through November 7, 2025, the date the condensed consolidated financial statements were issued, and identified one subsequent event as described below:

Potential Divestiture of Wuxi

On October 27, 2025, the Company, through its subsidiary Ay Dee Kay, LLC, entered into an Asset Purchase Agreement (the “Wuxi Asset Purchase Agreement”) with United Faith Auto-Engineering Co., Ltd., a publicly-listed company in the People’s Republic of China (“United Faith”), pursuant to which indie has agreed to sell ADK’s entire 34.38% of the outstanding equity interest in Wuxi indie Microelectronics Technology Co., Ltd., a Chinese entity (“Wuxi”) to United Faith (the “Wuxi Divestiture”).

Pursuant to the Wuxi Asset Purchase Agreement, subject to the satisfaction of closing conditions and receipt of all required regulatory approvals, United Faith will purchase all of ADK’s outstanding equity interest in Wuxi for a total gross transaction consideration of RMB 960,834, or approximately $134,893 (based on the exchange rate in effect on October 24, 2025), payable in cash to ADK, net of applicable local taxes.

The Wuxi Asset Purchase Agreement contains certain customary representations, warranties and covenants. The representations and warranties of parties under the Wuxi Asset Purchase Agreement will not survive closing, and there is no post-closing indemnification arrangement for breaches of representations, warranties or covenants. The Wuxi Asset Purchase Agreement’s covenants include obligations of (i) ADK to assist Wuxi to maintain its ordinary course of business operations during the period between signing the Wuxi Asset Purchase Agreement and closing the Wuxi Divestiture, (ii) United Faith to use reasonable best efforts to obtain its shareholder approval of the purchase of all of the outstanding equity of Wuxi (the “Whole Transaction”), (iii) both ADK and United Faith to use reasonable best efforts to cooperate with Wuxi to prepare documents and make all filings necessary to complete the Wuxi Divestiture, and (iv) both parties to register the Wuxi Divestiture and the Whole Transaction with the relevant authorities, as may be applicable.

The Wuxi Asset Purchase Agreement also contains customary closing conditions, including (i) receipt of shareholder approval of the Whole Transaction by United Faith’s shareholders and (ii) the receipt of all required regulatory approvals of the Whole Transaction, including approval by the Shenzhen Stock Exchange and the China Securities Regulatory Commission.

The Wuxi Asset Purchase Agreement may be terminated prior to closing (i) upon mutual agreement by both parties, (ii) by ADK, should United Faith fail to obtain its shareholder approval of the Whole Transaction, (iii) by ADK, should United Faith fail to obtain all necessary regulatory approvals for the Whole Transaction within eighteen (18) months of the signing date, (iv) by either party, should the other party materially breach any representation, warranty or covenant in the Wuxi Asset Purchase Agreement; and (v) by either party, upon the occurrence of a Force Majeure (as such term is defined in the Wuxi Asset Purchase Agreement) which effects continue for thirty (30) days or more, rendering a party unable to continue performance under the Wuxi Asset Purchase Agreement.

The Wuxi Divestiture has been approved by the Boards of Directors of both indie and United Faith.

During the period between entering into the Wuxi Asset Purchase Agreement and prior to closing the Wuxi Divestiture, the divestiture of Wuxi will meet the criteria to be reported as discontinued operations when indie determines that it is probable that United Faith will receive all necessary local regulatory approvals within the requisite period under applicable accounting guidance. Upon the completion of this potential Wuxi Divestiture, indie will fully deconsolidate the financial results of Wuxi and in return, recognize a pre-tax gain/loss, which would be presented in indie’s then Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, Wuxi accounted for 43% and 40% of indie’s consolidated revenue, and approximately 11% and 12% of indie’s consolidated operating expenses for each period, respectively. Further, as of September 30, 2025, Wuxi accounted for approximately 10% and 2% of indie’s consolidated total assets and total liabilities, respectively. Following any deconsolidation of Wuxi, indie will no longer include any financial results of Wuxi in its future consolidated financial statements.

indie cannot provide any assurance regarding the timing for the completion of the Wuxi Divestiture, that the closing conditions of the Wuxi Divestiture, including, but not limited to, approval of the Whole Transaction by United Faith shareholders and receipt of all required regulatory approvals, will be satisfied, or that the Wuxi Divestiture will be completed.

As of November 7, 2025, management determined that the Wuxi Asset Sale has not met the requisites under applicable accounting guidance to be presented as discontinued operations within indie's condensed consolidated financial statements.

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

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Hungary, Germany, Scotland, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the nine months ended September 30, 2025 and 2024, approximately 60% and 65%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Potential Divestiture of Wuxi

In May 2025, indie entered into a non-binding agreement with United Faith Auto-Engineering Co., Ltd., a publicly-listed company in the People’s Republic of China (“United Faith”), to sell up to all of our 34.38% equity interest in Wuxi. On October 27, 2025, we entered into an Asset Purchase Agreement (the "Wuxi Asset Purchase Agreement") through Ay De Kay, LLC, pursuant to which we have agreed to sell ADK's entire equity interest in Wuxi to United Faith.

Pursuant to the Wuxi Asset Purchase Agreement, subject to the satisfaction of closing conditions and receipt of all required regulatory approvals, United Faith will purchase all of ADK’s outstanding equity interest in Wuxi for a total gross transaction consideration of RMB 960,834,355, or approximately $135 million (based on the exchange rate in effect on October 24, 2025), payable in cash to ADK, net of applicable local taxes.

The Wuxi Asset Purchase Agreement contains certain customary representations, warranties and covenants. The representations and warranties of parties under the Wuxi Asset Purchase Agreement will not survive closing, and there is no post-closing indemnification arrangement for breaches of representations, warranties or covenants. The Wuxi Asset Purchase Agreement’s covenants include obligations of (i) ADK to assist Wuxi to maintain its ordinary course of business operations during the period between signing the Wuxi Asset Purchase Agreement and closing the Wuxi Divestiture, (ii) United Faith to use reasonable best efforts to obtain its shareholder approval of the purchase of all of the outstanding equity of Wuxi (the “Whole Transaction”), (iii) both ADK and United Faith to use reasonable best efforts to cooperate with Wuxi to prepare documents and make all filings necessary to complete the

Wuxi Divestiture, and (iv) both parties to register the Wuxi Divestiture and the Whole Transaction with the relevant authorities, as may be applicable.

The Wuxi Asset Purchase Agreement also contains customary closing conditions, including (i) receipt of shareholder approval of the Whole Transaction by United Faith’s shareholders and (ii) the receipt of all required regulatory approvals of the Whole Transaction, including approval by the Shenzhen Stock Exchange and the China Securities Regulatory Commission.

During the period between entering into the Wuxi Asset Purchase Agreement and prior to closing the Wuxi Divestiture, the divestiture of Wuxi will meet the criteria to be reported as discontinued operations when indie determines that it is probable that United Faith will receive all necessary local regulatory approvals within the requisite period under applicable accounting guidance. Upon the completion of this potential Wuxi Divestiture, indie will fully deconsolidate the financial results of Wuxi and in return, recognize a pre-tax gain/loss, which would be presented in indie’s then Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, Wuxi accounted for 43% and 40% of indie’s consolidated revenue, and approximately 11% and 12% of indie’s consolidated operating expenses for each period, respectively. Further, as of September 30, 2025, Wuxi accounted for approximately 10% and 2% of indie’s consolidated total assets and total liabilities, respectively. Following any deconsolidation of Wuxi, we will no longer include any financial results of Wuxi in our future consolidated financial statements.

We cannot provide any assurance regarding the timing for the completion of the Wuxi Divestiture, that the closing conditions of the Wuxi Divestiture, including, but not limited to, approval of the Whole Transaction by United Faith shareholders and receipt of all required regulatory approvals, will be satisfied, or that the Wuxi Divestiture will be completed.

Recent Acquisitions

Acquisition of emotion3D

On September 26, 2025 (the “Deal Closing Date”), Ay Dee Kay Ltd. completed its acquisition of emotion3D GmbH (“emotion3D”). The acquisition was consummated pursuant to a Share Purchase Agreement (the “SPA”) whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The closing consideration consisted of (i) $17.7 million in cash as the initial cash consideration (including debt paid at closing and net of cash acquired) (ii) certain contingent considerations with total preliminary fair value of $7.3 million, payable in cash or Class A common stock at indie's sole election, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $3.0 million subject to final release 24 months from the Deal Closing Date. See Note 2 — Business Combinations for additional descriptions of our recent acquisitions.

Impact of Macroeconomic Conditions

We are impacted by macroeconomic conditions including continued inflation, rising prices or rising interest rates, geopolitical tensions, the risk of recession, and the effect of trade policies, which have a combined dampening effect on overall economic activity and consumer demand for automotive products that has resulted in lower production levels for our products. In particular, ongoing tensions related to increased tariffs imposed by the United States and retaliatory tariffs imposed by targeted countries may adversely impact our revenue. Tariffs against semiconductor-producing countries such as Taiwan, and retaliatory tariffs by countries such as China, could cause a decrease in the sales of our products to customers, other customers selling to end users, or other global customers, which could materially and adversely affect our business, financial condition and results of operation.

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

Refer to Part I, Item 1A of our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, under the heading “Risk Factors” for more information on our risks and uncertainties.

OPERATING RESULTS

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$51,073	95%	$51,285	95%	$(212)	(0)%
Contract revenue	2,603	5%	2,680	5%	(77)	(3)%
Total revenue	$53,676	100%	$53,965	100%	$(289)	(1)%

Revenue for the three months ended September 30, 2025 was $53.7 million, compared to $54.0 million for the three months ended September 30, 2024, a decrease of $0.3 million, which was primarily driven by a $0.2 million decrease in product revenue and a $0.1 million decrease in contract revenue. The decrease in product revenue was due primarily to change in product mix and average selling price, offset by an increase in volume of products sold.

Operating Expenses

	Three Months Ended September 30,
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$32,173	60%	$32,730	61%	$(557)	(2)%
Research and development	37,987	71%	45,968	85%	(7,981)	(17)%
Selling, general, and administrative	20,816	39%	20,848	39%	(32)	(0)%
Restructuring costs	1,042	2%	4,322	8%	(3,280)	(76)%
Total operating expenses	$92,018	171%	$103,868	192%	$(11,850)	(11)%

Cost of goods sold for the three months ended September 30, 2025 was $32.2 million, compared to $32.7 million for the three months ended September 30, 2024. The decrease of $0.6 million or 2% was primarily due to a decrease of $0.9 million resulting from product mix and partially offset by a $0.5 million increase in volume of products sold, as described above.

Research and development expense for the three months ended September 30, 2025 was $38.0 million, compared to $46.0 million for the three months ended September 30, 2024. The decrease of $8.0 million or 17% was primarily due to a $7.8 million decrease in personnel cost as a result of the restructuring initiatives that took place in August 2024 and May 2025. We expect research and development expense to stabilize over time.

Selling, general and administrative expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 remained relatively flat.

Restructuring costs for the three months ended September 30, 2025 was $1,042 due to the 2025 Restructuring Plan initiated in May 2025. See Note 3 — 2025 Restructuring Costs for additional discussion of our 2025 Restructuring Plan. Total restructuring costs for the three months ended September 30, 2024 was related to a separate restructuring plan that took place in August 2024.

Other income (expense), net

	Three Months Ended September 30,
	2025	2024
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$1,655	$994	$661	66%
Interest expense	(4,348)	(2,180)	(2,168)	99%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	6	(4,523)	4,529	(100)%
Other income (expense)	(28)	702	(730)	(104)%
Total other expense, net	$(2,715)	$(5,007)	$2,292	(46)%

Interest income for the three months ended September 30, 2025 was $1.7 million, compared to $1.0 million for the three months ended September 30, 2024. Interest income increased in the current period primarily as a result of higher cash balances due to the cash inflow from the 2029 Notes in December 2024.

Interest expense for the three months ended September 30, 2025 was $4.3 million, compared to $2.2 million for the three months ended September 30, 2024. Interest expense increased in the current period primarily as a result of the addition of the 2029 Notes in December 2024.

For the three months ended September 30, 2025, the change in fair value for contingent considerations and acquisition-related holdbacks was de minimus. During the three months ended September 30, 2024, we recognized a net loss from change in fair value of our contingent considerations and acquisition-related holdbacks of $4.5 million, which is primarily attributed to a net unrealized loss of $7.4 million for the contingent considerations related to the Exalos acquisition, offset by an net unrealized gain of $3.1 million for the contingent considerations and acquisition-related holdbacks related to the GEO acquisition.

Other income (expense) for the three months ended September 30, 2024 was $0.7 million. Other income (expense) relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net gain of $0.5 million related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes

Income tax provision for the three months ended September 30, 2025 is primarily related to our foreign operations and a nonconsolidated U.S. subsidiary. Income tax benefit for the three months ended September 30, 2024 is primarily related to our foreign operations.

Refer to Note — 16, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.

Comparison of the nine months ended September 30, 2025 and 2024

Revenue

	Nine Months Ended September 30,
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$151,213	95%	$148,872	94%	$2,341	2%
Contract revenue	8,174	5%	9,801	6%	(1,627)	(17)%
Total revenue	$159,387	100%	$158,673	100%	$714	0%

Revenue for the nine months ended September 30, 2025 was $159.4 million, compared to $158.7 million for the nine months ended September 30, 2024, an increase of $0.7 million, which was primarily driven by a $2.3 million increase in product revenue, partially offset by a $1.6 million decrease in contract revenue. The increase in product revenue was due primarily to change in product mix and increase in volume of products sold, partially offset by change in average selling price. The decrease in contract revenue of $1.6 million was primarily due to a large multi-year non-recurring engineering project that commenced in early 2022 that is winding down in the current year toward its completion stage.

Operating expenses

	Nine Months Ended September 30,
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$94,394	59%	$93,060	59%	$1,334	1%
Research and development	118,574	74%	136,858	86%	(18,284)	(13)%
Selling, general, and administrative	58,538	37%	60,617	38%	(2,079)	(3)%
Restructuring costs	8,149	5%	4,322	3%	3,827	89%
Total operating expenses	$279,655	175%	$294,857	186%	$(15,202)	(5)%

Cost of goods sold for the nine months ended September 30, 2025 was $94.4 million, compared to $93.1 million for the nine months ended September 30, 2024. The increase of $1.3 million or 1% was primarily due to a $2.8 million increase in volume, $0.7 million increase attributable to a change in product mix and offset by $1.8 million decrease in products cost.

Research and development (“R&D”) expense for the nine months ended September 30, 2025 was $118.6 million, compared to $136.9 million for the nine months ended September 30, 2024. This decrease of $18.3 million or 13% was primarily due to a $12.6 million decrease in personnel cost, a $4.6 million decrease in share-based compensation expense, and a $3.6 million decrease in various R&D program related expenses. Decreases in both the personnel cost and share-based compensation expense were primarily driven by a decrease in headcount resulting from the reduction in force that took place in August 2024 and May 2025 (including the 2025 Restructuring Plan). The decrease in R&D program expense reflects the wind-down of completed projects and the progression of the current development pipeline. We expect research and development expense to stabilize over time.

Selling, general and administrative expense for the nine months ended September 30, 2025 was $58.5 million, compared to $60.6 million for the nine months ended September 30, 2024. The decrease of $2.1 million or 3% was primarily due to a decrease in third party professional fees and a decrease in share-based compensation expense, as a result of the restructuring initiatives that took place in August 2024 and May 2025 (including the 2025 Restructuring Plan). We expect selling, general, and administrative expense to stabilize over time.

Restructuring costs for the nine months ended September 30, 2025 was $8.1 million due to the 2025 Restructuring Plan initiated in May 2025. See Note 3 — 2025 Restructuring Costs for additional discussion of our 2025 Restructuring Plan. Total restructuring costs for the nine months ended September 30, 2024 was due to a separate restructuring plan that took place in 2024.

	Nine Months Ended September 30,
	2025	2024
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$6,148	$3,379	$2,769	82%
Interest expense	(13,391)	(6,420)	(6,971)	109%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	4,899	28,167	(23,268)	(83)%
Gain from extinguishment of debt	2,623	—	2,623	100%
Other income (expense)	764	(98)	862	(880)%
Total other income, net	$1,043	$25,028	$(23,985)	(96)%

Interest income for the nine months ended September 30, 2025 was $6.1 million, reflecting an increase of $2.8 million or 82% from the nine months ended September 30, 2024. Interest income increased as a result of higher cash balances due to the cash inflow from the 2029 Notes in December 2024.

Interest expense for the nine months ended September 30, 2025 was $13.4 million compared to $6.4 million for the nine months ended September 30, 2024. Interest expense increased in the current period primarily as a result of the addition of the 2029 Notes in December 2024.

For the nine months ended September 30, 2025 and 2024, we recognized gains from change in fair value for contingent considerations and acquisition-related holdbacks. During the nine months ended September 30, 2025, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $4.9 million. The net gain is primarily attributed to a net unrealized gain of $0.6 million and $1.6 million for the contingent considerations related to the Exalos and Kinetic acquisitions, respectively, and a net realized gain of $2.7 million for the acquisition-related holdbacks related to the GEO acquisition. During the nine months ended September 30, 2024, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $28.2 million which is primarily contributed by an unrealized gain of $28.5 million and $3.2 million for the contingent considerations and acquisition-related holdback related to the GEO and Silicon Radar acquisitions, respectively, partially offset by an unrealized loss of $4.6 million for the contingent considerations related to Exalos.

Gain from extinguishment of debt of $2.6 million for the nine months ended September 30, 2025 resulted from the repurchase of our 2027 Notes in June 2025. See Note 8 — Debt for additional discussion of the transaction related to the 2027 Notes.

Other income (expense) for the nine months ended September 30, 2025 and 2024 was $0.8 million and $(0.1) million, respectively. Other income (expense) relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net gain of $1.3 million and a net loss of $0.7 million, respectively, related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes

Income tax provision for the nine months ended September 30, 2025 is primarily related to our foreign operations and a nonconsolidated U.S. subsidiary. Income tax benefit for the nine months ended September 30, 2024 is primarily related to our foreign operations.

Refer to Note 16 — Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.

Liquidity and Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations, and available borrowings under our revolving credit facility and the issuance of Class A common stock under the ATM Agreement. We believe these sources of liquidity will be sufficient to meet our liquidity needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of November 7, 2025. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.

Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. The ATM Agreement was previously registered on our registration statement on Form S-3 (Registration No. 333-267120) (the "2022 Registration Statement") which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, we filed with the SEC a prospectus supplement to our automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59.8 million pursuant to the ATM Agreement We implemented and renewed this program for the flexible access it provides to the capital markets. During the three and nine months ended September 30, 2025, there was no activity. As of September 30, 2025, and since the inception of the program we have raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 and had approximately $59.8 million available for future issuances under the ATM Agreement. As of September 30, 2025, we have incurred total issuance costs of $1.9 million since inception.

In December 2023, employees in Wuxi exercised options granted to them through the Wuxi Employee Equity Incentive Plan and contributed total capital of CNY88.0 million (or approximately $12.3 million) from option proceeds in preparation for a potential IPO in China. The funds were and will be used by Wuxi for general corporate purposes. Wuxi does not have an obligation to repay the collected capital to its employees in the case of an unsuccessful IPO.

On March 29, 2024, we entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10.0 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance is due and payable in full on March 28, 2025. This revolving line of credit was renewed on March 29, 2025, and the outstanding principal balance is due and payable in full on March 27, 2026. Interest is payable monthly beginning on May 1, 2025 through the maturity date. Fees of $50 million incurred will be amortized over the life of the credit agreement. This line of credit required us to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo.

On December 6, 2024, we issued $218.5 million in aggregate principal amount of our 2029 Notes. The 2029 Notes will be convertible into cash, shares of common stock or a combination of cash and common stock at our election in accordance with the terms of the indenture governing the 2029 Notes. In connection with the 2029 Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers or their respective affiliates and other financial institutions. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of 2029 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be. We used approximately $23.4 million of the net proceeds from issuance of the 2029 Notes to pay the cost of the capped call transactions. We intend to use the remainder of the net proceeds from the issuance of the 2029 Notes for working capital and general corporate purposes, which may include potential acquisitions. Refer to Note 8 — Debt, in our accompanying unaudited condensed consolidated financial statements for additional detail.

In June 2025, we entered into several separate, privately negotiated purchase agreements to repurchase $30 million in aggregate principal amount of our 2027 Notes at a discount. The repurchase was funded by cash on hand and accounted for as an extinguishment of debt. Concurrent with the repurchase, we repaid $0.1 million of accrued interest associated with the repurchased principal. Upon completion of this repurchase, $130 million principal amount of the 2027 Notes remains outstanding. Refer to Note 8 — Debt, in our accompanying unaudited condensed consolidated financial statements for additional detail.

On September 26, 2025, we completed the acquisition of emotion3D, whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The closing consideration consisted of (i) $17.7 million in cash as the initial cash consideration (including debt paid at closing and net of cash acquired) (ii) certain contingent considerations with total preliminary fair value of $7.3 million, payable in cash or Class A common stock at indie's sole election, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $3.0 million subject to final release 24 months from the Deal Closing Date.

As of September 30, 2025, our balance of cash and cash equivalents, including restricted cash, was $171.2 million.

The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change	Change
	2025	2024	$	%
Net cash used in operating activities	$(42,773)	$(51,877)	$9,104	(18)%
Net cash used in investing activities	(30,227)	(16,726)	(13,501)	81%
Net cash (used in) provided by financing activities	(35,926)	23,454	(59,380)	(253)%

Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the nine months ended September 30, 2025, net cash used in operating activities was $42.8 million, which included net loss of $119.5 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $6.2 million of net gains resulting from a change in fair value for contingent considerations and currency forward contracts, non-cash gain from extinguishment of debt of $2.6 million, and non-cash increases consisted of $50.6 million in share-based compensation expense and $30.4 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $4.7 million of cash, primarily driven by a decrease in accounts payable and an increase in prepaid expenses and other current assets, offset by a decrease in inventory, and an increase in accrued wages and related costs.

Cash used in operating activities during the nine months ended September 30, 2024 was $51.9 million, which included net loss of $109.8 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $27.5 million of net losses resulting from a change in fair value for contingent considerations and currency forward contracts, and non-cash increased consisted of $55.4 million in share-based compensation expense and $30.9 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $8.8 million of cash, primarily driven by an increase in inventory and a decrease in accrued expenses, offset by a decrease in accounts receivable and an increase in accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $30.2 million and $16.7 million, respectively. During the period ended September 30, 2025, the decrease in cash was due to the acquisition of emotion3D for $17.7 million, net of cash acquired, as well the purchase of capital expenditures for $12.5 million. During the period ended September 30,

2024, the decrease in cash was primarily due to the acquisition of Kinetic for $3.2 million, net of cash acquired, as well as an increase in cash used of $12.5 million for the purchase of capital expenditures. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $35.9 million, which was primarily attributed to $26.8 million payments for repurchase of the 2027 Notes, $5.8 million of payments on financed software, and $2.5 million of payment in connection with the first contingent consideration under the Kinetic acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $23.5 million, which was primarily attributed to $10.0 million of net proceeds from the issuance of the line of credit through Wells Fargo, $13.2 million of net proceeds from the issuance of Class A common stock through the ATM and $5.7 million of net proceeds from the issuance of a line of credit through the Bank of Ningbo Co., LTD, partially offset by payments of $2.0 million on debt obligations and payments of $4.4 million on financed software.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of September 30, 2025:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$14,682	$130,000	$218,500	$—	$363,182
Interest on debt obligations	13,498	21,876	8,866	—	44,240
Operating leases	831	6,550	5,845	3,698	16,924
Holdbacks payable in cash	1,970	1,000	—	—	2,970
Total contractual obligations	$30,981	$159,426	$233,211	$3,698	$427,316

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese yuan/Renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency translation exchange gain (loss) included in determining loss before income taxes was $0.0 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024 the foreign currency translation exchange gain (loss) included in determining loss before income taxes was $0.8 million. and ($0.1) million, respectively The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2025. We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $10.3 million and $8.5 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” within the Stockholders' Equity section of the condensed consolidated balance sheet at September 30, 2025 and 2024, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of September 30, 2025 as the exchange rate for the U.S. dollar fluctuates against foreign currencies. As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation. To mitigate the risk, we plan to enter into additional foreign currency forward contracts in the foreseeable future.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents and restricted cash (money market funds and marketable securities purchased with less than ninety days until maturity) and restricted cash that totals approximately $171.2 million as of September 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, who is our Principal Executive Officer and acting Principal Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of September 30, 2025 at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15d during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The business, financial condition, and operating results of the Company can be affected by many factors, whether currently known or unknown, including but not limited to those described in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past or our anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price.

For the quarter ended September 30, 2025, there were no material changes to the Company’s risk factors disclosed under the heading “Risk Factors” in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except as disclosed below.

Risks Related to the Potential Wuxi Divestiture

The pendency of the Wuxi Divestiture may have an adverse effect on our business, financial condition, operating results and stock price.

We are subject to risks in connection with the pendency of the Wuxi Divestiture. The occurrence of any of the following events individually, or in combination, could materially and adversely affect our business, financial condition and operating results:

•
the Wuxi Divestiture may not be completed, may be delayed or may be approved subject to materially burdensome conditions that we may be unable to satisfy;
•
if the Wuxi Divestiture is not completed, we may not be able to identify an alternate transaction, or if an alternate transaction is identified, such alternate transaction may not result in an equivalent price or on equivalent terms to what is proposed in the Wuxi Divestiture;
•
the announcement and pendency of the Wuxi Divestiture may cause disruptions to our business, including any adverse changes in our relationships with our customers, strategic partners, suppliers, licensees, other business partners and employees;
•
activities related to the Wuxi Divestiture may result in the diversion of our employees’ and management’s attention, which could otherwise be devoted to other opportunities that may be beneficial to us; and
•
the Wuxi Divestiture may lead to legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the Wuxi Asset Purchase Agreement.

In addition, we have incurred, and will continue to incur, costs, expenses and fees for professional services in connection with the Wuxi Divestiture, and such costs, expenses and fees are payable by us regardless of whether the Wuxi Divestiture is consummated.

Our and United Faith’s obligations to consummate the Wuxi Divestiture are subject to the satisfaction or waiver of certain closing conditions, including, but not limited to, (i) receipt of shareholder approval of the purchase of all of the outstanding equity of Wuxi by United Faith’s shareholders and (ii) the receipt of all required regulatory approvals of the sale of Wuxi, including approval by the Shenzhen Stock Exchange and the China Securities Regulatory Commission. There can be no assurance that the conditions to the completion of the Wuxi Divestiture will be satisfied in a timely manner or at all, that the requisite governmental approvals will be obtained, or that the governmental entities from which these approvals are required will not impose conditions on the completion, or require changes to the terms of, the Wuxi Divestiture. Any such conditions or changes could have the effect of jeopardizing or delaying completion of the Wuxi Divestiture.

If the Wuxi Divestiture is not completed, our stock price could fall to the extent that our current price reflects an assumption that the Wuxi Divestiture will be completed. Failure to complete the Wuxi Divestiture could negatively affect our stock price and may result in negative publicity and a negative impression of us in the investment community.

Reporting Wuxi as “discontinued operations” may negatively impact our business, financial condition and operating results.

During the period between entering into the Wuxi Asset Purchase Agreement and prior to closing the Wuxi Divestiture, the divestiture of Wuxi will meet the criteria to be reported as discontinued operations when we determine within the requisite period under applicable accounting guidance that it is probable that United Faith will receive all necessary local regulatory approvals.

For the three and nine months ended September 30, 2025, Wuxi accounted for 43% and 39% of our consolidated revenue and approximately 11% and 12% of our consolidated operating expenses for each period, respectively. Further, as of September 30, 2025, Wuxi accounted for approximately 10% and 2% of our consolidated total assets and total liabilities, respectively. Following any deconsolidation of Wuxi, we will no longer include any financial results of Wuxi in our future consolidated financial statements.

The Wuxi Divestiture may result in an impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with Wuxi, which could have a material adverse effect on our results of operations and financial condition.

Additionally, if the Wuxi Divestiture is completed, we may face burdensome local and foreign tax consequences or restrictions on repatriating the cash consideration due both to the complexity of our corporate structure and multiple tax regimes as well as changes in, or new interpretations of, international tax treaties and structures.

Litigation filed against us or United Faith could prevent or delay, or result in the payment of damages following, the completion of the Wuxi Divestiture.

We and members of our Board of Directors may in the future be parties, among others, to various claims and litigation related to the pending Wuxi Divestiture. The results of complex legal proceedings are difficult to predict and could delay or prevent the Wuxi Divestiture from becoming effective in a timely manner. Moreover, any future additional litigation could be, time consuming and expensive, could divert management’s attention away from indie's ongoing business, and, if any potential future lawsuit is adversely resolved, could have a material adverse effect on our financial condition and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS.

(d) Exhibits

Exhibit Number	Description of Exhibit
2.1

Master Transactions Agreement, dated effective December 14, 2020, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein, and also included as Annex B-1 to the proxy statement/prospectus (previously filed as Exhibit 2.1 of Form 8-K filed by Thunder Bridge II with the SEC on December 15, 2020)

2.2

Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (previously filed by Thunder Bridge II as Exhibit 2.2 of Form S-4/A filed with the SEC on May 4, 2021)

2.3

Share Purchase Agreement, dated as of August 27, 2021, by and among indie, TeraXion, Purchaser and certain stockholders of TeraXion and their ultimate beneficial owners (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant with the SEC on September 2, 2021)

2.4

Agreement and Plan of Merger, dated as of February 9, 2023, by and among indie, GEO, Merger Sub and Shareholder Representative Services LLC, as Securityholders’ Agent (incorporated by reference to Exhibit 2.1 of indie’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2023)

2.5

Share Sale and Purchase Agreement, dated as of September 18, 2023, by and among indie Semiconductor, Inc., Ay Dee Kay Ltd., and all the stockholders of Exalos AG (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the registrant with the SEC on September 18, 2023)

2.6

Asset Purchase Agreement between United Faith Auto-Engineering Co., Ltd. And Ay Dee Kay LLC dated October 27, 2025 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the registrant with the SEC on October 28, 2025)

3.1

Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 5, 2025 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on June 6, 2025)

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

INDIE SEMICONDUCTOR, INC.

November 7, 2025	By:	/s/ Donald McClymont
		Name:	Donald McClymont
		Title:	Chief Executive Officer, Acting Principal Financial and Accounting Officer, and Duly Authorized Officer