Form 10-K
period 2025-12-31
indie Semiconductor, Inc.
filed 2026-02-27
CIK 1841925

g

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of $3.56 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Stock Market LLC, was approximately $693.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Class A and Class V common stock as of February 24, 2026, was 207,145,558 (excluding 1,725,000 Class A shares held in escrow) and 16,515,147, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (the “2026 Proxy Statement”) for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K. This Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

Auditor Firm ID:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, CA

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, the pending divestiture of Wuxi indie Microelectronics (“Wuxi”), and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in or implied by such forward-looking statements as a result of various factors, including among others, the following: the impact of the sale of up to all of Ay Dee Kay, LLC’s outstanding equity interest in Wuxi (the "Wuxi Divestiture") and any adverse effects of such pending sale on our business, financial condition, operating results and stock price; macroeconomic conditions, including inflation, rising interest rates and volatility in the credit and financial markets; uncertainty related to the impacts of US tariff and tariff-related regulations, including on inventory, supply chain, cost of our products and consumer demand; current and potential trade restrictions and trade tensions, including the recent trade and tariff actions taken or proposed by the U.S. government affecting the countries where we operate; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; the Company's ability to realize the anticipated cost savings from its restructuring initiatives; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company has made or may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; armed conflict and political or economic instability in the Company’s target markets; interruptions in our information systems or networks, including attempted security breaches and other cybersecurity incidents; and additional factors disclosed under “Risk Factors” in Part I, Item 1A herein, as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

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

PART I

ITEM 1. BUSINESS

Company Overview

Headquartered in Aliso Viejo, CA, indie is empowering the automotive revolution with next generation semiconductors, photonics and software platforms. We focus on developing innovative, high-performance and energy-efficient mixed-signal system-on-chips ("SoCs") and system solutions for advanced driver assistance systems ("ADAS") in addition to adjacent industrial applications. Our sensors span all major modalities, including Radar, LiDAR, Ultrasound, and Computer Vision, while our embedded system control, power management, and interfacing solutions are accelerating the proliferation of automated vehicle safety features.

Through innovative analog, digital and mixed-signal integrated circuits (“ICs”) with software running on the embedded processors, we are developing a differentiated, market-leading portfolio of automotive products. Our technological expertise, including cutting-edge design capabilities and packaging expertise, together with our deep application knowledge and strong customer relationships, has enabled us to ship over 550 million semiconductor devices since our inception.

Our go-to-market strategy focuses on collaborating with key customers and partnering with Tier 1s through aligned product development, in pursuit of solutions addressing the automotive industry’s highest growth applications. We leverage our core capabilities in system-level hardware and software integration to develop highly integrated, ultra-compact and power efficient solutions. Further, our products meet or exceed the quality standards set by the multitude of global automotive manufacturers who utilize our devices today.

As a global innovator, we are an approved vendor to Tier 1 partners and our solutions can be found in marquee automotive OEMs worldwide.

Potential Divestiture of Wuxi

In May 2025, indie entered into a non-binding agreement with United Faith Auto-Engineering Co., Ltd., a publicly-listed company in the People’s Republic of China (“United Faith”), to sell up to all of our 34.38% equity interest in Wuxi. On October 27, 2025, we entered into an Asset Purchase Agreement (the "Wuxi Agreement") through Ay Dee Kay, LLC ("ADK"), pursuant to which we have agreed to sell ADK's entire equity interest in Wuxi to United Faith.

Pursuant to the Wuxi Agreement, subject to the satisfaction of closing conditions and receipt of all required regulatory approvals, United Faith will purchase all of ADK’s outstanding equity interest in Wuxi (the "Wuxi Divestiture") for a total gross transaction consideration of RMB 960,834,355, or approximately $135 million (based on the exchange rate in effect on October 24, 2025), payable in cash to ADK, net of applicable local taxes.

The Wuxi Agreement contains certain customary representations, warranties and covenants. The representations and warranties of parties under the Wuxi Agreement will not survive closing, and there is no post-closing indemnification arrangement for breaches of representations, warranties or covenants. The Wuxi Agreement’s covenants include obligations of (i) ADK to assist Wuxi to maintain its ordinary course of business operations during the period between signing the Wuxi Agreement and closing the Wuxi Divestiture, (ii) United Faith to use reasonable best efforts to obtain its shareholder approval of the purchase of all of the outstanding equity of Wuxi (the “Whole Transaction”), (iii) both ADK and United Faith to use reasonable best efforts to cooperate with Wuxi to prepare documents and make all filings necessary to complete the Wuxi Divestiture, and (iv) both parties to register the Wuxi Divestiture and the Whole Transaction with the relevant authorities, as may be applicable.

The Wuxi Agreement also contains customary closing conditions, including (i) receipt of shareholder approval of the Whole Transaction by United Faith’s shareholders and (ii) the receipt of all required regulatory approvals of the Whole Transaction, including approval by the Shenzhen Stock Exchange and the China Securities Regulatory Commission. In November 2025, United Faith received its shareholder approval of the Whole Transaction and has also submitted the Whole Transaction for regulatory review.

During the period between entering into the Wuxi Agreement and prior to closing the Wuxi Divestiture, this potential divestiture of Wuxi will meet the criteria to be reported as discontinued operations once indie determines that it is probable that United Faith will receive all necessary local regulatory approvals and the closing will occur within the requisite period under applicable accounting guidance. Upon the completion of this potential Wuxi Divestiture, indie will fully deconsolidate the financial results of Wuxi and in return, recognize a pre-tax gain/loss, which would be presented in indie’s then Consolidated Statements of Operations. For the year ended December 31, 2025, Wuxi accounted for approximately 43% and 11% of indie’s consolidated revenue and operating expenses, respectively. Further, as of December 31, 2025, Wuxi accounted for approximately 12% and 3% of indie’s consolidated total assets and total liabilities, respectively. Following any deconsolidation of Wuxi, we will no longer include any financial results of Wuxi in our future consolidated financial statements.

We cannot provide any assurance regarding the timing for the completion of the Wuxi Divestiture, that the closing conditions of the Wuxi Divestiture, including, but not limited to, receipt of all required regulatory approvals, will be satisfied, or that the Wuxi Divestiture will be completed.

As of both December 31, 2025 through February 27, 2026, we determined that the Wuxi Asset Sale has not met the requisites under applicable accounting guidance to be presented as discontinued operations within our consolidated financial statements.

Recent Acquisitions and Transactions

Acquisition of emotion3D

On September 26, 2025 (the “emotion3D Closing Date”), Ay Dee Kay Ltd. completed its acquisition of emotion3D GmbH (“emotion3D”). The acquisition was consummated pursuant to a Share Purchase Agreement (the “SPA”) whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The closing consideration consisted of (i) $17.7 million in cash as the initial cash consideration (including debt paid at closing and net of cash acquired) (ii) certain contingent considerations with total preliminary fair value of $7.3 million, payable in cash or Class A common stock at indie's sole election, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $3.0 million subject to final release 24 months from the emotion3D Closing Date. See Note 3 — Business Combinations for additional descriptions of our recent acquisitions.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. The ATM Agreement was previously registered on the registration statement on Form S-3 (Registration No.333-267120) (the “2022 Registration Statement”), which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, we filed with the SEC a prospectus supplement to our automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59.8 million pursuant to the ATM Agreement. We implemented and renewed this program for the flexible access it provides to the capital markets. As of December 31, 2025, and since the inception of the program, indie raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10, incurred issuance costs of $1.9 million, and had approximately $59.8 million available for future issuances under the ATM Agreement.

During the year ended December 31, 2025 there was no ATM activity. During the year ended December 31, 2024, indie raised gross proceeds of $19.8 million and issued 3,787,725 shares of Class A common stock at an average per-share sales price of $5.24. For the year ended December 31, 2024, indie incurred total issuance costs of $0.4 million.

Reverse Recapitalization with Thunder Bridge Acquisition II

On June 10, 2021, we completed a series of transactions (the “Transaction”) with Thunder Bridge Acquisition II, Ltd (“TB2”) pursuant to the Master Transactions Agreement dated December 14, 2020, as amended on May 3, 2021 (the “MTA”). In connection with the Transaction, Thunder Bridge II Surviving Pubco, Inc, a Delaware corporation (“Surviving Pubco”), was formed to be the successor public company to TB2, TB2 was domesticated into a Delaware corporation and merged with and into a merger subsidiary of Surviving Pubco. Additionally, we consummated a Private Investment in Public Equity (“PIPE”) financing, pursuant to which Surviving Pubco issued 15 million Class A common shares, generating net proceeds of $150 million as a result of the Transaction. Also, on June 10,

2021, Surviving Pubco changed its name to indie Semiconductor, Inc. and listed our shares of Class A common stock on The Nasdaq Stock Market LLC under the symbol “INDI.”

Industry Overview

At the highest level, semiconductors can be classified either as discrete devices, such as individual transistors, or ICs, where a number of transistors and other components are combined to form a more complicated electronic subsystem. ICs can be divided into three primary categories: digital, analog, and mixed-signal. Digital ICs, such as memory devices and microprocessors, can store or perform arithmetic functions with data. Analog ICs, by contrast, handle real-world signals such as temperature, pressure, light, sound, or speed, and perform power management functions such as regulating or converting voltages for electronic devices. Mixed-signal ICs combine digital and analog functions onto a single chip and play an important role in bridging real-world inputs into the digital domain.

Research analysts anticipate the automotive sector will become one of the fastest‑growing market opportunities, driven by increased semiconductor content in ADAS and the rapid global expansion of electric vehicles ("EVs"), as automakers increasingly shift toward software‑defined, electrified, and highly automated architectures. According to Global Market Insights, the automotive market is expected to grow from $79.7 billion in 2025 to $116.8 billion by 2030 and $164.7 billion by 2034 with a volume of 5.02 billion units, growing at a value CAGR of 8.4% and volume CAGR of 8.1% during the forecast period of 2025 - 2034.

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

While semiconductors have always comprised the core building blocks of automotive electronic systems and equipment, recent technological advances have substantially increased their features, functionality and performance. Today, they support enhanced in-cabin sensing, enable automated driver and safety features, increase levels of ADAS and autonomy, and enable high‑performance processing and sensing. This innovation has created significant growth opportunities across diverse end markets, including industrial mobility and humanoid robotics, leveraging reduced footprint, lower cost, and power-consumption efficiency. In addition, advanced photonics (laser and light sources) is now playing a pivotal role as well, enabling high‑precision LiDAR for advanced perception and next‑generation head‑up displays ("HUDs") for enhanced driver awareness and automated safety.

The automotive semiconductor market is being propelled by the increased adoption of ADAS, which in turn leads to a meaningful increase in semiconductor content per vehicle. As automakers prioritize higher safety performance and scalable automation, demand is rising for advanced processors, sensing SoCs, and safety‑critical control devices—creating a durable, multi‑year growth cycle for suppliers with strong ADAS technology portfolios.

Regarding electrification, the global electric vehicle ("EV") market size was valued at $713.9 billion in 2024 and is projected to grow from $892.6 billion in 2025 to $2.1 trillion by 2032, exhibiting a compounded annual growth rate (“CAGR”) of 13.2% during the forecast period. These forecast volumes are driven in part by increasing global governmental mandates to decarbonize road transportation, which contributes over 15% of total greenhouse gases (“GHG”) according to the International Energy Agency, but also by improved consumer awareness and preference for low-carbon vehicle options. While the state of California has been a global leader in this through its Low-Emission Vehicle (“LEV”), GHG and Zero-Emission Vehicle (“ZEV”) regulations and criteria, there is accelerating international momentum to address the climate change impact of vehicles through global forums such as the United Nations Conference of the Parties (“COP”). These collective initiatives, commitments and regulations – enabled by semiconductor technologies — will drive global EV uptake, reduce harmful emissions and benefit society as a whole.

In parallel, global ADAS system deployments are expected to increase substantially, driven in part by mandates for increased vehicle safety features by governmental bodies such as the European Commission and the National Highway Traffic Safety Administration (“NHTSA”) in the United States. Better consumer safety awareness and demand created by safety assessment initiatives such as the European and U.S. New Car Assessment Programs (“NCAP”) have also directly influenced vehicle OEMs to incorporate minimum levels of crash safety and mitigation into new vehicles since 1979. These safety technology initiatives have evolved over time to include sophisticated semiconductor-enabled ADAS and automation capabilities such as Automatic Electronic Braking (“AEB”), Lane Keeping

Assist (“LKA”), speed assistance and forward collision warning and, most recently, driver and occupant monitoring (“DMS”, “OMS”), in order for a vehicle to be awarded a 5-star rating.

Driver and Occupant Monitoring Systems ("DOMS") are rapidly becoming foundational in‑cabin safety technologies as global regulations shift from optional features to mandatory requirements. Regulatory bodies—particularly in Europe—are driving adoption through measures such as the EU General Safety Regulation mandating Driver Drowsiness and Attention Warning systems for all new vehicles from July 2024, and Advanced Driver Distraction Warning ("ADDW") requirements extending to all new vehicles by July 2026, with Euro NCAP also requiring direct DMS for five‑star ratings. This regulatory momentum has elevated DOMS from a convenience feature to an essential safety component influencing vehicle compliance, safety scores, and in‑cabin architecture. As a result, according to APO Research January 2026, global adoption is accelerating, with the DOMS market growing from roughly $2.5 billion in 2025 toward nearly $19.8 billion by 2032 as OEMs integrate camera‑based, infrared, and multimodal sensing to meet increasingly strict cockpit‑awareness and driver‑state monitoring requirements.

Today’s in‑cabin user experience ("UX") goes well beyond traditional displays or media functions—consumers expect intuitive, informative, connected, and engaging interactions similar to those offered by their personal devices. They also seek greater convenience, utility, and comfort. Features such as power delivery, wireless charging, display systems, and connected‑vehicle networking all contribute to this broader UX and rely heavily on semiconductor-enabled electronics.

indie’s growth opportunity is not dependent upon global automotive vehicle production volumes, but rather on the increased levels of semiconductor content that are necessary to support the growing adoption of safety and automation systems and enhanced user experiences applications as introduced above.

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

•
Positioned in the highest growth areas. Our products serve a wide range of automotive applications, spanning advanced ADAS, such as automated emergency braking, lane‑keeping, blind‑spot detection, adaptive cruise control, and vulnerable road‑user protection through multimodal sensing that includes vision, radar, and LiDAR. Our portfolio also supports perception and driver and occupant monitoring, enabled by advanced vision processors and our AI-based emotion3D software. In addition, we deliver high‑performance real-time radar exterior vehicle perception, innovative photonics for LiDAR and navigation, and in‑cabin user‑experience technologies such as electronic mirrors and surround‑view systems—all designed to enhance safety, automation, and vehicle intelligence.
•
Differentiated solutions with high barriers to entry. Due to the high degree of regulatory scrutiny and safety requirements in the automotive industry, the semiconductor market is characterized by stringent qualification processes, zero defect quality requirements and functionally safe design architectures. As a result, products must meet high reliability standards and have extensive design-in timelines. Further, the automotive environment is harsh, exposing vehicles to fluctuations in temperature and humidity and solutions require specific expertise. Given our extensive industry experience, indie has overcome these high barriers to entry and is well-positioned to solve some of the most demanding design challenges.
•
Partner/Customer relationships. We focus on engaging with leading global customers by developing technically differentiated, compelling and sustainable architectures. To win with customers and programs, we bring unique designs that allow major cost savings through higher levels of product integration, reducing the total number of chips needed to support multiple requirements. Toward that end, today indie is approved on multiple Tier 1 AVLs.
•
Proven management team. indie’s executive management team brings extensive semiconductor experience, with past successes in delivering leading-edge technologies and creating stockholder value.

Company Strategy

We are dedicated to offering our customers a comprehensive portfolio of highly integrated software and hardware solutions that enable automotive technology as well as emerging adjacent-market applications in robotics, quantum, and industrial mobility. We focus on designing and delivering technologies that enable key automotive dynamics such as vehicle automation, safety systems, and enhanced vehicle perception and sensing. Core tenets of our strategy include:

•
Enabling diverse, high-growth applications. Our SoC solutions are at the epicenter of a diverse set of emerging applications, including radar, LiDAR, computer vision, wireless charging, wired power delivery, high-speed video and data transport, augmented reality head-up-displays , and power management.
•
Delivering on existing wins and extending product reach. Our products currently support multiple Tier 1 automotive supplier platforms. We are also delivering advanced radar, LiDAR, and vision solutions, further strengthening our position across next‑generation sensing architectures. In addition, indie develops AI‑based software alongside our chip offering, to enable Artificial Intelligence (AI) and Machine Learning (ML) processor‑acceleration capabilities into our vision and radar portfolio, bringing higher‑performance perception, improved system intelligence, and greater levels of functional integration.
•
Leveraging our global supply chain. We have built a nimble global network of foundry, test and assembly partners that provide us with the ability to deliver superior supply chain operations. As a fabless semiconductor supplier, this approach allows us to maximize scalability while minimizing capital expenditures. To meet demand as the business scales, we are continuing to enhance our successful strategic supply chain partnerships.
•
Driving margin expansion through innovative designs and development. We intend to expand our business by continuing to design and develop more highly integrated, higher‑value application specific standard product ("ASSP") solutions that maximize functionality, reduce system complexity, and eliminate the need for multiple discrete devices. Additionally, through our recent acquisition of emotion3D based in Vienna, Austria, we now offer in addition to the SoC’s a high-valued software for Driver and Occupant Monitoring Systems.

Our engineering teams architect products that enhance performance and efficiency while minimizing power, footprint, and overall bill‑of‑materials ("BOM") cost for our customers. As part of this strategy, we are actively exiting lower‑value, lower‑margin in‑cabin products such as interior lighting, and reallocating resources toward differentiated silicon and software‑enabled platforms. The addition of high‑margin software further strengthens our portfolio and supports sustained gross‑margin expansion as we scale these next‑generation integrated solutions.

•
Pursuing selective acquisitions. Since our IPO, we have completed multiple acquisitions. We continually assess and plan to selectively pursue inorganic opportunities that are complementary to our existing technologies and portfolio of products and/or accelerate our growth initiatives.

Company Products and Solutions

Our current products include devices for a multitude of automotive applications spanning vision and radar processors, in-cabin wireless charging and USB power delivery, device interfacing through Apple CarPlay and Android Auto, and high-speed video and data connectivity. New products under evaluation or development include LiDAR, cybersecurity-enabled microcontrollers, and sensor-fusion processors that leverage our broad multi-sensor processing expertise, supporting the diverse range of applications shown below.

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
• Audio assistance
• Obstacle detection
• ACC Stop and Go

We have deep design experience and capabilities in core technologies, allowing us to deliver leading-edge automotive architectures. Our capabilities include, but are not limited to:

• system engineering, optimization, and partitioning;

• mixed-signal and RF design;

• analog and power management;

• digital design;

• Digital Signal Processors (“DSP”) and Arm®-based Microcontrollers (“MCU”); and

• optical component and photonics technology.

Embedded software is fundamental to nearly all of indie’s products, underpinning system performance, safety, and feature expansion. Our platforms leverage automotive‑grade software architectures and Arm‑based 32‑bit processing to deliver reliable, high‑efficiency computing. Our latest emotion3D driver‑analysis software enables a broad spectrum of safety and user‑experience applications, from real‑time driver monitoring to intelligent cabin interaction. Through our proprietary design flow, we also support advanced algorithm development and seamless hardware–software co‑development, accelerating innovation and system integration for our customers.

Photonics Products and Solutions

Our Photonics division designs, manufactures and integrates innovative photonic components and sub-systems on various technology platforms, including fiber Bragg gratings (“FBG”), low-noise lasers, athermal and tunable packaging, leveraging low-noise and high-speed electronics. We also design and develop a comprehensive range of standard and custom light sources, including Superluminescent Light Emitting Diodes ("SLEDs"). These components are ideal for integration into high-performance laser systems, optical sensing (including automotive LiDAR, HUD, and gyroscopes), and adjacent markets supporting mobility, quantum, and quantum sensing.

Manufacturing

Other than specific FBG and semiconductor laser-based products offered by our Photonics division, indie continues to utilize a fabless business model, working with a network of third parties to manufacture, assemble, and test our products. This approach allows us to focus our engineering and design resources on our core competencies and to control and reduce our fixed costs and capital expenditures.

Wafers, which are the fundamental components of our devices, are manufactured by multiple third-party foundries. Our primary foundry partners are TSMC, Global Foundries, X-FAB and HHGrace and we may add foundries as our product portfolio evolves. We contract with X-FAB for mixed signal and high voltage foundry. HHGrace provides us deeper sub-micron capabilities with embedded Flash Memory. We use TSMC and Global Foundries as our foundry partners for several process technologies, including advanced nodes. We multi-source packaging at ASE, SCK, and other suppliers. We use test services from ASE, SCK, Sigurd and Terapower. Having several sources and partners provides us with enhanced security of supply. On a case-by-case basis, we may also work with alternative suppliers to maximize cost, schedule, or customer supply chain preferences.

Manufacturing lead time is typically 26 weeks. The lead time for wafers is typically 16 weeks. The backend processing, including probe, assembly, and test, is about 8 weeks and has been recently increasing due to global capacity constraints. The finished product is then warehoused and drop-shipped to a specific location. We currently ship products to Greater China (including Hong Kong and Taiwan), the United States, Portugal, Korea, Mexico, and Germany and other non-restricted countries through distributors.

In connection with our acquisition of indie Photonics Canada Inc., which was previously known as TeraXion Inc., in October 2021 and indie Technologies Switzerland AG, which was previously known as Exalos AG, in September 2023, we added limited manufacturing capabilities in Quebec City, Canada, to assemble and test FBG-based products and semiconductor laser-based products, and in Switzerland to assemble specialized LED modules.

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

We often work with customers who have a leading market share in a given application, and we deliver unique, custom software and hardware solutions. Given automotive product cycles, we can be in production with customers for periods of up to seven years or longer with a single design. Through our customer collaboration at the research and development level, our team members are often integrated into a customer’s technology selection and design processes, a key aspect in indie’s winning track record of repeat business.

Since our inception, we have shipped over 550 million devices to customers, and our products are powering solutions in multiple automotive suppliers. By establishing a trusted relationship with the industry’s leading suppliers, indie is well positioned to gain a growing share of new automotive solutions.

Research and Development Strategy

We have invested a significant amount of time and expense into the design and development of our products and the associated software. Our engineering teams deliver innovative mixed-signal solutions with a focus on meeting our customers’ performance requirements.

As an automotive company, we believe that our future success depends on our ability to rapidly develop and introduce differentiated products. Our goal is to continually improve both our existing portfolio and simultaneously introduce new solutions to create value for our customers. To outpace market growth, we seek to invest in opportunities that will help extend our product reach, with an emphasis on the industry’s fastest-growing segments. Our focus on meeting or exceeding stringent automotive safety and reliability requirements is fundamental to our research and development process.

To that end, we regularly review our investments to ensure alignment with our growth and profitability goals and make necessary changes in the allocation of resources as needed. In 2025, we spent approximately 71% of our revenues on research and development as we expand product development activities in support of pent-up customer demand. To that end, we regularly review our investments to ensure alignment with our growth and profitability goals and make necessary changes in the allocation of resources as needed.

Our research activities are principally conducted at our headquarters in Aliso Viejo, California and we have design centers and sales offices in locations including San Jose, California; Cordoba, Argentina; Vienna, Austria; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan and several locations throughout China.

Process and Packaging Technology

Packaging is becoming increasingly crucial to the performance and reliability of automotive ICs and photonic components, especially given the challenging operating environment of vehicles and other mobility platforms such as drones and robotics (including humanoids). indie’s technology development engineers have long-established expertise in delivering leading-edge capabilities, such as system-in-package (“SiP”) technology. Furthermore, we leverage our packaging capabilities to integrate multiple chips into a single package. Additionally, for photonics we offer a unique Hybrid Optical Packaging Systems ("HOPS") manufacturing capability for the integration and optical alignment of small optical components into a tiny module.

Automotive Quality and Safety

We employ wafer and package technologies that meet or surpass the rigorous quality and safety requirements set by industry standards and our customers. Our robust development processes and company guidelines have resulted in indie devices that are capable of exceeding the requirements of AEC Q100 Automotive Grade.

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

Our future success and competitive position depend in part upon our ability to obtain and maintain protection of our proprietary technologies. In general, we have elected to pursue patent protection for aspects of our circuit and device designs that we believe are patentable. We have over 360 patents issued protecting a number of core technologies, and over 260 pending patent applications, but we do not rely on any particular patent or patents for our success and have instead relied on our know-how and trade secrets. We also rely on a combination of non-disclosure agreements and other contractual provisions, as well as our employees’ commitment to confidentiality and loyalty, to protect our technology and processes. Our issued patents will expire between 2026 and 2043.

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

Competition

The market for high-performance analog, digital and mixed-signal semiconductors for automotive applications is competitive although recent consolidation across the semiconductor industry has reduced the number of viable competitors and created design opportunities for us. Our primary competitors are other automotive-focused semiconductor companies, including Infineon, Monolithic Power Systems, NXP, Renesas and ST Microelectronics.

Some competitors have more financial resources than we do, while others have a more diversified set of products and end markets. Accordingly, such competitors may be able to respond more quickly to customer requests and market developments, and to better withstand external economic or market factors.

However, we believe that our technical and design experience, our existing approved vendor list position across multiple Tier 1 automotive suppliers, and a growing demand for software-embedded solutions with proprietary manufacturing and packaging capabilities, and our ability to offer both standard and custom ASIC solutions, position us to outpace our addressable market.

Corporate Responsibility and Sustainability

We believe responsible and sustainable business practices support our long-term success. As a company, we are committed to protecting and supporting our people, our environment, and our communities. This commitment is reflected through our day-to-day activities, including the adoption of socially responsible policies and procedures, our focus on fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful management of our supply chain, our products, which help enhance road safety, and our ethics and compliance program. Our ongoing commitment and progress in this area are documented in our Environmental, Social, and Governance ("ESG") Report, typically published annually and available on our website.

• We seek to protect the human rights and civil liberties of our employees through policies, procedures, and programs that avoid risks of compulsory and child labor, both within our company and throughout our supply chain.

• We foster a workplace of dignity, respect, diversity, and inclusion through our recruiting and advancement practices, internal communications, and employee resource groups.

• We educate our employees annually on relevant ethics and compliance topics, publish accessible guidance on ethical issues and related company resources in our global Code of Business Conduct and Ethics, and encourage reporting of ethical concerns through any of several global and local reporting channels.

• We innovate to reduce the energy used by our products, the energy used to manufacture them, and the amount of new materials required to manufacture them.

Government Regulations

Our global business and operations are subject to various U.S. and foreign laws and regulations covering a wide variety of subject matters, including, but not limited to, those relating to automotive quality standards and regulations, export control, intellectual property, data protection, cybersecurity, environmental, health and safety requirements, tax, employment, competition and anti-trust, anti-corruption, conflict minerals, corporate governance, financial and other disclosures. Compliance with these laws and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. However, compliance with existing or future governmental regulations could have a material impact on our business in subsequent periods. Additional information regarding governmental regulations relevant to our business is discussed in Part I, Item 1A, “Risk Factors.”

Human Capital Resources

As of December 31, 2025, we had approximately 800 full time employees. None of our employees or contract workers are represented by a labor union.

We believe our success depends on our ability to attract and retain talented, highly qualified employees. Our compensation program is designed to attract, motivate, engage and retain our employees and to appropriately reward them for their contributions to our business. We offer a combination of competitive base salary, bonus plans and equity incentives to motivate our employees to perform to the best of their abilities and achieve our short term and long-term objectives in order to increase both stockholder value and our success. We also offer a range of attractive location-specific benefits and reward programs that include medical and dental coverage, life insurance, highly competitive retirement savings contributions, employee assistance programs, supportive leave policies, paid days off for volunteer work, and wellness campaigns to support health and mental well-being, as well as the option to participate in our Employee Equity Purchase Program (the "EEPP").

Annual employee reviews are designed to align employees with our business goals and objectives and provide essential feedback and coaching to encourage our employees' success and career growth. This process is supplemented by continuous check-ins with peers and management staff to identify areas for improvement and drive new initiatives that benefit the people at the heart of our business.

We support open and regular communication through monthly or, as needed, global all-hands meetings hosted by our Chief Executive Officer and other senior executives during which important business and organizational information is shared with employees in order to develop an informed and engaged workforce.

We also believe that ongoing professional and personal development is fundamental to ensuring that employees at every level remain motivated and are equipped with all the tools they need to excel in their individual disciplines. Our commitment to investing in the growth of our employees encompasses a variety of educational programs, mandatory company training and personal coaching sessions.

Information about Our Executive Officers

Names, titles, biographies, as well as ages as of January 31, 2026 of our executive officers are as follows:

Name	Age	Position
Donald McClymont	57	Chief Executive Officer and Director
Ichiro Aoki	61	President and Director
Naixi Wu	41	Chief Financial Officer
Michael Wittmann	55	Chief Operating Officer

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

Naixi Wu serves as indie’s Chief Financial Officer. In this role, Ms. Wu leads indie’s accounting and finance operations, and oversees financial reporting, tax, global treasury and internal control activities. From April 2025 to November 2025, when she was appointed Chief Financial Officer, Ms. Wu served as Chief Accounting Officer, leading indie’s accounting and finance operations and overseeing financial reporting. She joined indie in May 2021 as Director, SEC Reporting and served in that position until November 2021 when she assumed the role of Vice President, Accounting from November 2021 to September 2023. From September 2023 to April 2025, she served as Senior Vice President, Accounting. Prior to joining indie, from September 2017 to May 2021, Ms. Wu held senior accounting roles with increasing responsibility at CalAmp Corp., a company specializing in asset tracking services for various markets. Prior to CalAmp Corp., Ms. Wu served as Senior Manager of Financial Reporting at Westfield and Director of Financial Reporting at RealD. She began her career in PricewaterhouseCoopers LLP’s Assurance Practice, where she held a series of roles with increasing responsibility. Ms. Wu holds a Bachelor of Arts in Business Economics with an emphasis on Accounting from the University of California, Santa Barbara.

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

Available Information

Our primary Internet address is www.indie.inc. We make our U.S. Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. Within the Investor Relations section of our website, we provide information concerning corporate governance, including our Audit and Compensation Committee charters, Nominating and Corporate Governance information, Board committee composition and chairs, Code of Ethics for Principal Financial Officers, and other information. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or into any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Summary of Risks

An investment in shares of our Class A common stock involves substantial risks and uncertainties that may adversely affect the value of your investment. Some of the more significant challenges and risks relating to an investment in our company include, among other things, the following:

Risks Related to the Wuxi Divestiture

•
The failure to complete the Wuxi Divestiture, or completion on terms that are less favorable than anticipated, could have a material adverse effect on our reported financial results.
•
If we are required to deconsolidate the financial results of Wuxi in the future, it would result in significant changes to our reported revenue and results of operations in the presentation of our consolidated financial statements.

Risks Related to Our Operations and Industry

•
The cyclical nature of the semiconductor industry may limit our net sales and profitability.
•
If we fail to compete effectively, or do not develop new products with acceptable profit margins in the highly competitive semiconductor industry, our business could be adversely affected.
•
Declining average selling prices, price erosion or lower demand for our customers' end products may adversely impact our revenue and profitability.
•
Failure to win competitive bid selection processes could adversely affect our business.
•
If significant tariffs, export controls, or other trade restrictions are placed on us, our products, or third-party suppliers, our revenue and results of operations may be materially harmed.
•
We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations.
•
We depend on third parties to manufacture, assemble, test and/or package our products and rely on the timely supply of materials that may only be available from a limited number of suppliers.
•
“Strategic backlog” and “design win pipeline” estimations may not result in revenue or profits.
•
Mergers, acquisitions, investments and joint ventures could adversely affect our results of operations.
•
Future growth could strain our resources, management, information and telecommunication systems and operating and financial controls.
•
We may seek additional capital, which may result in dilution to our stockholders.
•
We may rely on strategic partnerships, joint ventures and alliances, which may fail for reasons outside of our control.
•
We may not be successful in exiting certain programs or businesses or in restructuring our operations, which could adversely impact our business.
•
Disruptions in our relationships with any one of our key customers could adversely affect our business.

•
Loss of, or inability to attract, key management or other highly skilled personnel could adversely affect our business.
•
We may experience disruptions in our operations resulting from our enterprise resource planning system implementation.
•
We have historically incurred losses and may continue to incur losses.

Risks Related to Macroeconomic Conditions

•
Geopolitical uncertainty, volatility in general economic conditions, health risks and natural disasters could impact end customer demand, disrupt our supply chain, and have a material adverse effect on our operations and business.
•
Fluctuations in foreign exchange rates could have an adverse effect on our results of operations.

Risks Related to Regulatory Compliance and Legal Matters

•
If we or our customers fail to comply with a large body of laws and regulations, our business and reputation could be adversely affected.
•
We may be adversely affected by product defects and product liability or warranty claims.
•
Significant litigation and stockholder activism could impair our reputation and adversely affect our business.
•
We are subject to export restrictions and laws affecting trade and investments which could materially and adversely affect our business and results of operations.
•
Changes in tax rates or laws or additional tax liabilities could adversely affect our business.

Risks Related to Doing Business in China

•
Uncertainties with respect to the PRC legal system, and China's rapidly changing conditions, could adversely affect our business.
•
Our Chinese subsidiary may be limited in its ability to make distributions to us.
•
Government control of currency conversion may affect the value of our securities.
•
Failure to comply with PRC laws and regulations may subject us or our PRC employees to fines or sanctions and could have a material adverse effect on our business.

Risks Related to our Intellectual Property, Technology and Cybersecurity.

•
Improper use of our intellectual property, or intellectual property claims or litigation, could have a material adverse effect on our business, financial condition and results of operations.
•
We license certain third-party software that may not be available to us in the future which may delay product development and production or cause us to incur additional expense.
•
Interruptions in information technology systems and other cybersecurity incidents could adversely affect our business.

Risks Related to Financial Reporting, Internal Controls and Being a Public Company

•
We may fail to maintain effective internal control over financial reporting, which could result in materially misstated financial statements.
•
Significant expenses and administrative burdens as a public company could have a material adverse effect on our business.

Risks Related to Our Indebtedness

•
Our existing and future indebtedness could adversely affect our ability to operate our business.
•
We may not have sufficient funds to repay indebtedness, repurchase Convertible Notes or make cash payments upon conversions thereof.
•
Provisions in the indentures for the Convertible Notes may deter or prevent a business combination that stockholders may consider favorable.
•
The accounting method for reflecting the Convertible Notes and the conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
•
The capped call transactions relating to the 2029 Notes may affect the value of the 2029 Notes and our common stock and subject us to counterparty risk.

Risks Related to Our Organizational Structure

•
We are dependent upon distributions made by our subsidiaries to make certain payments, and such distributions may be delayed or restricted for reasons outside of our control.
•
We are party to a Tax Receivable Agreement, which requires us to make certain payments, and such payment may exceed our actual tax benefits or may be accelerated.

Risks Related to Ownership of Our Class A Common Stock and Organizational Documents

•
An investment in our Class A common stock may be diluted by future issuances of our Class A common stock or ADK LLC units.
•
There may be sales of a substantial amount of Class A common stock by our stockholders, which could cause the price of our securities to fall.
•
Provisions in our Certificate of Incorporation and Bylaws limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.
•
Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum.

Please see below for a discussion of these and other factors you should consider before making an investment in our securities.

Risks Related to the Wuxi Divestiture

The failure to complete the Wuxi Divestiture, or completion on terms that are less favorable than anticipated, could have a material adverse effect on our business.

On October 27, 2025, we publicly announced that we entered into Wuxi Agreement with United Faith to sell ADK’s entire 34.38% of the outstanding equity interest in Wuxi to United Faith (the “Asset Sale”). The Wuxi Agreement contains certain customary representations, warranties and covenants that will not survive closing, and there is no post-closing indemnification arrangement for breaches of representations, warranties or covenants.

The Wuxi Agreement also contains customary closing conditions, including (i) receipt of shareholder approval of the Whole Transaction by United Faith’s shareholders and (ii) the receipt of all required regulatory approvals of the Whole Transaction, including approval by the Shenzhen Stock Exchange and the China Securities Regulatory Commission. In November 2025, United Faith received its shareholder approval of the Whole Transaction and has also submitted the Whole Transaction for regulatory review. There can be no guarantee regarding the timing of receipt of all required regulatory approvals. The terms and conditions of the required regulatory approvals that are granted, if any, may also impose materially burdensome conditions that impact our ability to complete the proposed Asset Sale on the terms we have announced, or at all.

The Asset Sale, if completed, will result in loss of reported revenue as Wuxi’s results of operations will no longer be consolidated with our results of operations. This may present other adverse effects on our results of operations affecting market perceptions related to our business which may result in negative impacts to our stock price. Additionally, the consideration paid to us in the Asset Sale, if completed, will be paid in RMB. Adverse tax burdens and foreign exchange controls could make it difficult for us to repatriate our proceeds from the Asset Sale. Also, we have incurred, and will continue to incur costs, expenses and fees for professional services in connection with the Asset Sale, and these fees and costs are payable by us regardless of whether the Asset Sale is completed. See also “If we are required to deconsolidate the financial results of Wuxi in the future, it would result in significant changes to our reported revenue and results of operations in the presentation of our consolidated financial statements.”

If we are required to report Wuxi as discontinued operations, and subsequently to deconsolidate the financial results of Wuxi in the future. it would result in significant changes to our reported revenue and results of operations in the presentation of our consolidated financial statements.

Although we entered into the Wuxi Agreement in October 2025, we continue to consolidate our financial results with Wuxi’s financial results. Once we determine that it is probable that the closing will occur within the requisite period under applicable accounting guidance, we will report the divestiture of Wuxi as discontinued operations. Given the Whole Transaction is currently undergoing regulatory review, we must exercise subjective judgment in making our determination. Upon the completion of the Asset Sale and commencing that fiscal quarter, we will fully deconsolidate the financial results of Wuxi from our financial results. As a result of the deconsolidation, we will no longer recognize revenue from Wuxi’s business or Wuxi’s other results of operations and may also recognize a pre-tax gain/loss when reporting our financial results. Any deconsolidation will result in significant changes to our reported revenue and results of operations and could make comparisons of our historical financial performance challenging to investors. We may also be subject to additional tax assessments and the resolution of such matters could result in material charges.

The Wuxi Agreement exposes us to a broad range of potential disputes and proceedings before, at, and after closing. Because the Asset Sale involves operations and counterparties outside of the United States, including the PRC, related disputes or regulatory actions may be brought in multiple jurisdictions and under differing legal system and rules of procedures, which can increase costs, uncertainty and the time required to resolve matters. Defending, settling, or otherwise resolving any matters related to the Wuxi Agreement or Asset Sale could be costly and time-consuming, divert the attention of management and employees, require us to provide credit support or guarantees that persist after closing, or result in monetary damages, penalties, required changes to our business practices, or other remedies. The ultimate outcomes of such matters are inherently uncertain and difficult to estimate.

Risks Related to Our Operations and Industry

The cyclical nature of the semiconductor industry may limit our ability to maintain or improve our net sales and profitability.

The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result, and have in the past resulted in substantial declines in semiconductor demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Such downturns result from a variety of market forces including constant and rapid technological change, global economic and geopolitical uncertainty from shifting domestic and international regulations and policies, quick product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. We believe the semiconductor industry recently suffered a downturn due in large part to adverse macroeconomic conditions. This downturn has negatively affected, and may continue to have an adverse effect on, our business and operating results. Conversely, significant upturns could render us unable to satisfy demand in a timely and cost-efficient manner, if at all, and could result in increased competition for access to third-party foundry, assembly and testing capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable suppliers or other subcontractors to respond effectively to changes in demand for our existing products or to the demand for new products. Accordingly, our business, financial condition and results of operations could be materially and adversely affected.

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

Moreover, the costs related to the research and development necessary to develop new technologies and products are significant and some of our competitors may have greater resources than us. If our competitors significantly increase the resources that they devote to developing and marketing their products, we may not be able to compete effectively. Our competitors’ products, services and technologies may be less costly or may offer superior functionality or better features than ours, which may result in lower than expected selling prices for our products. Additionally, some of our competitors operate and maintain their own fabrication facilities, have longer operating histories, larger customer bases, more comprehensive intellectual property portfolios and greater financial resources.

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

As a result of these competitive pressures, we may face declining sales volumes or lower prices for our products and may not be able to reduce total costs in line with declining revenue. If any of these risks materialize, they could have a material adverse effect on our business, financial condition and results of operations.

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

The competitive selection processes in the automotive semiconductor market often requires an investment of significant time and capital resources, with no guarantee of winning the contract and generating revenue. Due to the longer design cycles involved, failure to win a design-in could prevent access to a customer for several years. Our failure to win a significant number of these bids could result in reduced revenues, and hurt our competitive position for future selection processes, which could have a material adverse effect on our business, financial condition and results of operations.

The demand for our products depends on the demand for our customers’ end products.

The vast majority of our revenue is derived from sales to manufacturers in the automotive industry. Demand in this market fluctuates significantly, driven by consumer spending, consumer preferences, seasonality within the automotive industry, the development of new technologies and prevailing economic conditions. Many of the factors that create and affect quarterly demands with our customers are beyond our control. In addition, the end products in which our semiconductors are incorporated may not be successful or may experience price erosion or other competitive factors that could affect the price manufacturers are willing to pay. Such customers have in the past, and may in the future, vary order levels significantly from period to period, including through order cancellations, requesting postponements of scheduled delivery dates, or modifying orders or reducing lead times. This is particularly common during periods of low demand. This can make managing business difficult, as it limits the predictability of future revenue. It can also affect the accuracy of our financial forecasts.

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

Our automotive concentration of sales to Tier 1 suppliers exposes us to the risks associated with the automotive market. For example, our anticipated future growth is highly dependent on the adoption of ADAS, user interface, connectivity and electrification technologies, which are expected to have increased sensor and power product content. A downturn in the automotive market could delay or cancel automakers’ plans to introduce new vehicles with these features, which previously has, and could in the future, negatively impact the demand for products and our ability to grow our business. Global economic uncertainty and weakness have in the past impacted the semiconductor market as automotive consumers and businesses have deferred purchases, which has in the past negatively impacted and may in the future negatively impact demand for our products.

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

If significant tariffs or other trade restrictions are placed on our products or third-party suppliers, or if we become subject to expanded export controls or trade restrictions, our revenue and results of operations may be materially harmed.

Most of our revenue has been generated from sales of products to a location outside of the U.S. Additionally, we rely on third-party manufacturers located outside of the U.S. with a majority located in Asia. Moreover, we have material operations and relationships in China, including an interest in Wuxi.

Throughout 2025, the U.S. government implemented and proposed multiple new tariffs affecting imports from a range of countries where we do business, including tariff measures specifically related to the automotive industry, while also threatening additional actions affecting imports of semiconductor products from Taiwan. With the exception of some photonics components from our Canadian facility, the US trade policies and resulting tariffs have had minimal direct impact on indie's operations to date. While our direct tariff exposure to date has been limited, tariff measures, especially when announced with little or no advance notice, may impact overall market sentiment, alter supply chain costs, disrupt logistics, dampen end-market demand and create global uncertainty. In 2025, multiple OEMs announced reductions in vehicle production, temporary layoffs, or adjustments to shipments in response to tariff developments and related uncertainty. These actions may increase vehicle prices for US consumers and ultimately lead to a drop in vehicle demand, which could reduce demand for our products and negatively impact our business. Retaliatory or reciprocal tariffs and other trade restrictions by foreign governments, as well as evolving U.S. export controls, could further disrupt our supply chain, increase our costs, impair our ability to sell into certain geographies, or require licenses that may not be granted on a timely basis, if at all. In addition, recent measures by China restricting exports of certain minerals (including selected rare-earth metals) and the possibility of further expansions of such restrictions could disrupt wafer foundry inputs, upend supply chains, increase our costs, or reduce demand for products that incorporate affected materials.

The U.S. government has continued to expand export controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, AI chips, and advanced computing technology to certain countries, including China. These controls include restrictions imposed through the Bureau of Industry and Security (BIS) Entity List and expanded licensing requirements. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, or impact our suppliers who may utilize facilities or equipment described in these controls.

Escalating geopolitical tensions between China and Taiwan pose additional risks to our business and supply chain. Any military conflict, trade restrictions, or political instability affecting Taiwan could significantly disrupt semiconductor manufacturing and supply chains globally, as Taiwan is home to critical foundry operations upon which the semiconductor industry depends. Similarly, the ongoing conflicts in Ukraine and the Middle East, have contributed to global political and economic uncertainty, which may negatively impact our business, supply chains, and operations.

The current US tariff environment remains highly fluid, and the specific tariffs applicable to goods and products imported into the US continue to evolve. In the event that future tariffs are imposed on imports of our products or on our third-party manufacturers, that China or other countries take retaliatory trade measures in response to existing or future tariffs or other trade restrictions, or that the U.S. imposes further restrictions on international trade, our business may be impacted and we may face increased costs in our supply chain, and may not be able to sell our products to customers in China or other countries where we do business, any of which could materially harm our revenue or operating results. See also “Risks Related to Doing Business in China” below.

We are a global company, which subjects us to additional business risks including logistical and financial complexity and political instability.

We have established international subsidiaries to support our activities globally, including in Greater China. During fiscal 2025, the percentage of our revenues derived from products shipped outside of the U.S. was approximately 85% (and the revenue associated with products shipped to Greater China was 47%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

•
complexity and costs of managing international operations and related tax obligations;
•
geopolitical uncertainty or governmental actions, including trade restrictions, tariffs, export controls, quotas and other trade barriers between the U.S. and Greater China, along with other countries; and
•
difficulties related to the protection of our intellectual property rights in some countries.

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

We rely on the timely supply of materials, and our business could be adversely affected if suppliers fail to meet their delivery obligations or raise prices. Certain materials needed in our manufacturing operations are only available from a limited number of suppliers.

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

Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies or enhance our market coverage or technological capabilities. We expect to engage in future acquisitions; however, there can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful. Any acquisitions or strategic ventures we undertake involve risks and uncertainties, including but not limited to:

•
Difficulties and expense associated with integrating the operations, employees, technologies or products of acquired businesses or working with third parties with which we may partner on joint development or collaboration relationships;
•
Inaccuracies in our estimates and assumptions used to assess a transaction may result in us not realizing, or taking longer to realize, the expected financial or strategic benefits of any such transaction;
•
Disruption of our ongoing business and diversion of our management’s attention;
•
Our inability to retain key personnel of acquired businesses;
•
Claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition;
•
Dilution of the ownership of our existing stockholders in connection with any equity or debt securities issued in connection with financing any such transaction; and
•
U.S. and foreign regulatory approvals required in connection with an acquisition or investment may take longer than anticipated to obtain, may not be forthcoming or may contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits to us of the transaction.

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

If we are unable to exit a business in a timely manner, or to restructure our operations in a manner we deem to be advantageous, this could have a material adverse effect on our business, financial condition and results of operations. Even if a divestment is successful, we may face indemnity and other liability claims by the acquirer or other parties. Even if a restructuring or divestment is successful, we may face indemnity and other liability claims by the acquirer or other parties. We recently completed the 2025 Restructuring Plan. We may continue to incur additional expenses due to unanticipated events that may occur in connection with the implementation of the 2025 Restructuring Plan, with no guarantee that we will be able to realize the anticipated benefits of the 2025 Restructuring Plan.

Disruptions in our relationships with any one of our key customers could adversely affect our business.

A substantial portion of our revenue is derived from top customers. We cannot guarantee that we will be able to generate similar levels of revenue from our largest customers in the future. If one or more of these customers substantially reduces their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations. For example, sales to Aptiv, a leading Tier 1 automotive supplier, represented approximately 6%, 9% and 15% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. The loss of this customer would have a material adverse impact on our consolidated financial results. However, as we continue to grow our customer base organically and through business combinations, the revenue concentration with Aptiv has decreased over time.

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

In order to enhance management of our global operations and financial reporting, we recently implemented an enterprise resource planning (“ERP”) system across our global operating locations. We have incurred, and expect to incur, additional expenses as we continue to finalize implementation and operation of our ERP system. Difficulties that may occur in connection with implementing and operating our new upgraded ERP system include, among other things, disruptions to business continuity, administrative or technical problems, difficulty in maintaining effective internal controls, and interruptions or delays to our sales processes. Any of these events could adversely impact our business, financial condition or operating results.

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

Our net sales and profitability depend significantly on general economic conditions and the demand for the end products in the markets in which our customers compete. A decline in end-user demand can affect the need that customers have for our products, as well as the ability of customers to obtain credit or meet their payment obligations to us, and may increase the likelihood of customers canceling or deferring existing orders. Current and continued inflationary conditions have led, and may continue to lead, to rising prices or elevated or rising interest rates, which has had, and could continue to have, a dampening effect on overall economic activity and consumer demand for automotive products and could result in reduced demand for our products. Other adverse changes in economic conditions, including any recession, economic slowdown or disruption of credit markets, may also lead to lower demand for our products. Volatile and uncertain economic conditions can make it difficult to accurately forecast and plan future business activities. This could result in an oversupply of products relative to customer demand. Uncertain general economic conditions, geopolitical factors, such as ongoing or new trade disputes between the United States and China and other countries in which we do business, armed conflict, such as the ongoing conflicts in the Middle East and Ukraine, and public health crises may also cause weakness in demand and pricing for semiconductors across applications, and excess inventory resulting in downturns in the semiconductor industry.

In the past, unfavorable economic conditions have also adversely impacted several financial institutions, and some banks have recently failed and gone into receivership. If banks and other financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC.

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

Our business may be impacted by natural disasters, labor strikes, terrorism, war, intensified political unrest, or public health crises, which could disrupt our operations, or those of our suppliers or contract manufacturing facilities, disrupt our distribution channels or supply chains, delay new production and shipments of existing products or result in costly repairs, replacements or other costs, all of which would negatively impact our business. Furthermore, any disaster affecting our customers (or their respective customers) may significantly negatively impact the demand for our products and therefore our revenue. To date, the impact of the ongoing conflict in the Middle East has been minimal to our business, customers, suppliers, employees and operations in Israel, the Middle East and elsewhere, but such continued, or newly arising, armed conflict, may contribute to overall global political and economic uncertainty which may negatively impact our business.

Our offices in California, the production facilities of third-party wafer suppliers, integrated circuit testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes. Such events may also result in significant increases in the prices of raw materials used for manufacturing processes. Furthermore, any disaster affecting our customers (or their respective customers) may significantly negatively impact the demand for our products and therefore our revenue. We do not maintain earthquake insurance and could be materially and adversely affected in the event of a major earthquake. We also rely heavily on internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure due to a natural disaster or other disruptions. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows.

Additionally, public health crises and the efforts to control such crises have impacted, and could in the future impact our workforce and operations, and those of our customers, suppliers and logistics providers. Public health crises could also disrupt parts of our global semiconductor supply chain and commercial transportation infrastructure. The degree to which future public health crises ultimately impacts our business and results of operations depend on many factors beyond our control and cannot be predicted.

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

We may be party to various lawsuits and claims arising in the ordinary course of business, including claims relating to intellectual property, customer contracts, employment matters, third-party manufacturers or subcontractors, mergers, acquisitions or dispositions, or other aspects of our business. Litigation, regardless of outcome, could result in substantial costs, reputational harm and a diversion of management’s attention and resources. The outcome of litigation is often difficult to predict, and any litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are subject to U.S. laws and regulations that could limit and restrict the export of some products and services and may restrict transactions with certain customers, suppliers, business partners and other persons, including, in certain cases, dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies and in other circumstances we may be required to obtain an export license before exporting the controlled item. Export-control regimes continue to evolve rapidly, including controls affecting advanced semiconductor products and computing resources; certain measures announced in early 2025 were rescinded and are expected to be re-issued in revised form, creating compliance uncertainty for us and certain customers. Licenses may be required with little notice and may not be granted on favorable timelines, if at all, which could materially limit our operations or sales. Where export license requirements are imposed, there can be no assurance that the U.S. government will grant licenses to permit the continuation of business with these customers. Compliance with these laws and regulations could materially limit operations or sales, which would materially and adversely affect our business and results of operations.

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

The semiconductor industry is subject to a variety of international, federal, state, local and non-U.S. laws and regulations governing materials used in products and the manufacturing process, pollution, environmental protection and occupational health and safety. Compliance with current or future product manufacturing, environmental and occupational health and safety laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. Product manufacturing, environmental and occupational health and safety laws and regulations have tended to become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm business.

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

Additionally, companies across many industries are facing mandatory and voluntary reporting, diligence, and disclosure on environmental, social, and governance (“ESG”) topics such as climate change, carbon emissions, water usage, waste management, human capital, forced labor, and risk oversight, may expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We expect these rapidly changing laws, regulations, policies, interpretations, and expectations will continue to increase the cost of our compliance and risk management programs, which could have a material adverse effect on our business, results of operations, and financial condition. If our ESG practices and disclosures do not meet the expectations and standards of our stockholders, customers, and other industry stakeholders, our reputation and business activities also may be negatively impacted. There are also increasing legal and political efforts in various jurisdictions that seek to restrict or prohibit companies from considering environmental, social, or governance factors in business and investment decisions. We may face conflicting pressures from stakeholders. Anti-ESG legislation or regulatory actions could expose us to litigation or regulatory scrutiny or harm our reputation with certain stakeholders.

Risks Related to Doing Business in China

A majority of our consolidated revenue is generated from product sales with a final shipping destination in China, and a portion of our operations are conducted in China through Wuxi, our Chinese subsidiary that we currently control and indie China Technology Co.,

Ltd. (Shanghai), our wholly-owned subsidiary (together with Wuxi, the "Chinese Subsidiaries") and therefore, we face additional risks and uncertainties related to doing business in China in general, including but not limited to the following:

Uncertainties with respect to the PRC legal system could adversely affect our China business.

The PRC legal system is a civil law system based on written statutes. Unlike under a common law system, prior court decisions under China's civil law system may be cited for reference but have limited precedential value.

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

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights, including the legal rights of our China Subsidiaries. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules. As a result, we may not be able to keep ourselves updated with these policies and rules in time. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations, including the operations of our China Subsidiaries.

Changes in China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our China Subsidiaries' business our results of operations.

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

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China, or how our China Subsidiaries' are treated as companies that are controlled by a U.S. company and could have a material adverse effect on our business, the business of our China Subsidiaries and the value of our common stock.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. We also cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect the operation of our China Subsidiaries, the operations of our customers, and the value of our common stock.

Wuxi may be limited in its ability to make payments, dividends or other distributions to us.

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

Even though, currently, we and our China Subsidiaries are not subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data, these laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

The Cybersecurity Law, the Cybersecurity Review Measures and the PRC’s Data Security Law impose regulations, review and conditions on the storage, security, purchase, collection and use of personal information and important data collected and generated by a critical information infrastructure operator (“CIIO”) in the course of its operations in China, including on the purchase of data affecting national security. The exact scope of what constitutes a “CIIO” remains unclear. Further, the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws. While our business and our China Subsidiaries' business do not currently include the type of activities subject to this regulation, there remains uncertainty about the final content of these and other regulations, interpretation and implementation, and various other implications. It also remains uncertain whether any future regulatory changes would impose additional restrictions on companies like us and our China Subsidiaries.

As of the date of this report, we have not received any notice from any authorities identifying us or our China Subsidiaries as a CIIO or requiring us to undertake a cybersecurity review by the CAC. Further, we have not been subject to any penalties, fines, suspensions, or investigations from any competent authorities for violation of the regulations or policies that have been issued by the CAC to date. We believe that neither we nor our China Subsidiaries are subject to the cybersecurity review by the CAC, given that we are a manufacturer and not engaged in any operation of information infrastructure. However, there remains uncertainty as to how the regulations will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we expect to take all reasonable measures and actions to comply, but any such future laws, regulations or review could be time-consuming and costly to comply with, and could have a material impact on our and our China Subsidiaries’ operations and financial results.

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

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we may receive communications from third parties that allege that our products or technologies infringe their patent or other intellectual property rights. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and adversely affect our business. In the event that any third party succeeds in asserting a valid claim against us or any of our customers, we could be forced to do one or more of the following:

•
discontinue selling, importing or using certain technologies that contain the allegedly infringing intellectual property which could cause us to stop manufacturing certain products;
•
seek to develop non-infringing technologies, which may not be feasible;
•
incur significant legal expenses;
•
pay substantial monetary damages to the party whose intellectual property rights we may be found to be infringing; and/or
•
we or our customers could be required to seek licenses to the infringed technology that may not be available on commercially reasonable terms, if at all.

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

Cybersecurity threats are constantly evolving and becoming more sophisticated. The emergence of artificial intelligence and machine learning technologies has enabled threat actors to develop more advanced and targeted attacks, including AI-enabled phishing, malware, and social engineering attacks. Additionally, as we continue to integrate AI into our own systems and operations, such use may introduce new or unknown cybersecurity vulnerabilities.

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

We also may be subject to theft, loss, or misuse of personal and confidential data regarding our employees, customers and suppliers that is routinely collected, used, stored, and transferred to run our business. Such theft, loss, or misuse could result in significantly increased business and security costs or costs related to defending legal claims.

We, our vendors, and our customers may also use artificial intelligence tools in development and operations. The use of AI may introduce cybersecurity vulnerabilities (including potential introduction of malicious code or logic errors), IP ownership and infringement risks, data privacy issues, and evolving compliance obligations under emerging AI governance frameworks. Threat actors may also leverage AI to increase the sophistication and scale of cyberattacks. Any such issues could increase our costs, disrupt operations, or harm our reputation.

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

Risks Related to Financial Reporting, Internal Controls and Being a Public Company

We may fail to maintain effective internal control over financial reporting, which could result in materially misstated financial statements.

As a public company, we must maintain, evaluate, document, and test internal control over financial reporting to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act so that our management can certify the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act requires that management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting, and Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, our stakeholders could lose confidence in our financial reporting, which could adversely affect our business and our enterprise value. For example, we identified material weaknesses in our internal control over financial reporting as of December 31, 2023. The deficiencies led to certain misstatements which were corrected prior to the issuance of the current year financial statements. These material weaknesses create a reasonable possibility that material misstatements to our consolidated financial statements may not be prevented or detected in a timely manner. Although these material weaknesses were remediated as of December 31, 2024, we cannot assure you that additional material weaknesses will not arise in the future. Any failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition and results of operations.

We undertake significant efforts to strengthen our processes and systems and adapt them to changes as our business evolves, consistent with our public company obligations. This continuous process of maintaining and adapting our internal controls is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will provide adequate control over our financial processes and reporting. Furthermore, as our business evolves, and if we expand through acquisitions of other companies, make significant investments in other companies or enter into joint development and similar arrangements, our internal controls may become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in the future, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our enterprise value.

We incur significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

As a public company, we incur significant legal, accounting, administrative and other costs and expenses. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose various reporting and other obligations on public companies. These public company rules and regulations require our management and other personnel to devote a substantial amount of time to compliance with these obligations. Moreover, these rules and regulations contribute to increased legal and financial compliance costs and make some activities costly, including activities associated with meeting SEC reporting requirements. It is also expensive to maintain director and officer liability insurance. Risks associated with our status as a public company may also make it more difficult to attract and retain qualified persons to serve on the Board of Directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs. Furthermore, if any issues in complying with those requirements are identified, we have in the past, and could in the future, incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us.

Risks Related to Our Indebtedness

Our existing and future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2025, our total consolidated indebtedness was $353.4 million. We may also incur additional indebtedness to meet future financing needs. We may be subject to debt covenants and payment obligations that may limit our ability to operate our business. Any outstanding indebtedness, including any additional future indebtedness, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•
requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing our cash available to fund working capital, capital expenditures, product candidate development and other general corporate purposes;
•
increasing our vulnerability to adverse changes in general economic, industry and market conditions, such as interest rate fluctuations;
•
subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•
acceleration of payment of our debt obligations upon a default of payment;
•
potential loss of collateral for secured indebtedness;
•
limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
•
placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

Additionally, if we issue shares of our Class A common stock upon conversion of our 4.50% convertible notes with a principal balance of $130.0 million outstanding as of December 31, 2025 (the “2027 Notes”) and of our 3.50% convertible notes with a principal balance of $218.5 million outstanding as of December 31, 2025 (the “2029 Notes” and together with the 2027 Notes, the “Convertible Notes”), the ownership interest of our existing stockholders would be diluted. A default of our obligations regarding our debt could result in potential loss of collateral for any secured indebtedness that may be outstanding.

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

The capped call transactions relating to the 2029 Notes may affect the value of the 2029 Notes and our Class A common stock and subject us to counterparty risk.

In connection with the issuance of the 2029 Notes, we entered into privately negotiated capped call transactions with option counterparties. The capped call transactions cover, subject to customary adjustments substantially similar to those applicable to the 2029 Notes, the number of shares of our Class A common stock initially underlying the 2029 Notes. The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the 2029 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2029 Notes, in each case subject to a cap.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following issuance of the 2029 Notes and prior to their maturity (and are likely to do so during any observation period related to a conversion of 2029 Notes or, to the extent we exercise the relevant election under the capped call transactions, following any repurchase or redemption of the 2029 Notes). This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock or the market value of the 2029 Notes at that time.

The potential effect, if any, of these transactions and activities on the price of our Class A common stock or 2029 Notes will depend in part on market conditions and cannot be ascertained at this time, and any of these activities could adversely affect the value of our common stock.

In addition, we are subject to the risk that one or more option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Adverse global economic or market conditions have, in the past, resulted and may in the future result in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we would be an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

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

Certain indie Equity Holders may exchange their ADK LLC units for shares of Class A common stock pursuant to the Exchange Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Amended Operating Agreement. These exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of ADK LLC These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such exchanges never occurred.

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

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event any tax benefits initially claimed by us are disallowed, the indie Equity Holders will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

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

As of December 31, 2025, we have 600,000,000 shares of Class A common stock authorized, including 16,521,251shares of Class A common stock issuable upon exchange of ADK LLC units that are held by certain indie Equity Holders, 5,000,000 shares of Class A common stock issuable upon achievement of earn-out, 10,772,489 shares of Class A common stock reserved for issuance under the Equity Incentive Plan and 2,441,611 shares of Class A common stock reserved for issuance under the 2023 Inducement Incentive Plan as described below. Additionally, in connection with our recent acquisitions, we may elect to pay certain contingent considerations due upon achievement of milestone targets in shares of Class A common stock. Our Certificate of Incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the Amended Operating Agreement permits ADK LLC to issue an unlimited number of additional limited liability company interests of ADK LLC with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the ADK LLC units, and which may be exchangeable for shares of Class A common stock. Any Class A common stock that we issue, including under the Equity Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own shares of Class A common stock.

As of December 31, 2025, 205,823,653 shares of Class A common stock have been issued.

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

Our Certificate of Incorporation and Bylaws, and the General Corporation Law of the State of Delaware (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our Board of Directors, effect changes in management or take other corporate actions. Among other things, the Certificate of Incorporation and Bylaws include provisions regarding:

•
a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•
the ability of our Board of Directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the limitation of the liability of, and the indemnification of, our directors and officers;
•
the right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
•
the requirement that directors may only be removed from our Board of Directors for cause;
•
the requirement that a special meeting of stockholders may be called only by our Board of Directors, the chairman of our Board of Directors or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
controlling the procedures for the conduct and scheduling of meetings of our Board of Directors and stockholders;
•
the requirement for the affirmative vote of holders of 66⅔% of the voting power of our outstanding voting capital stock, voting together as a single class to amend, alter, change or repeal certain provisions in the Certificate of Incorporation and the Bylaws, respectively, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•
the ability of our Board of Directors to amend the Bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•
advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

As of December 31, 2025, we have not identified any risks from cybersecurity threats (including as a result of any previous cybersecurity incidents) that have materially affected our business strategy, our results of operations or our financial condition, but there can be no guarantee that we will not experience a cybersecurity incident in the future. We can give no assurance that we have detected or protected against all cybersecurity threats over cybersecurity incidents.

For further discussion of cybersecurity risks, please see our Risk Factors discussion under the heading, “Risks Related to Our Intellectual Property, Technology and Cybersecurity.”

Governance

Our Board of Directors (the “Board”) is responsible for the overall oversight of the Company’s strategy and risk management. The Board has delegated oversight of the management of systemic risks, including cybersecurity, to the Audit Committee of the Board (the “Audit Committee”), in accordance with the Audit Committee's charter. The Audit Committee receives routine reports from management concerning our significant cybersecurity threats and the processes we have implemented to address them and engages in discussions with management regarding the Company’s significant risk exposures and the measures implemented to monitor and control these risks. These discussions include a review of our cybersecurity-related risk assessment and management policies. Additionally, management updates the Audit Committee regarding significant cybersecurity incidents as necessary.

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

ITEM 2. PROPERTIES

We are headquartered in Aliso Viejo, California with design centers and sales offices in Detroit, Michigan; San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan, and several locations throughout China. We engage subcontractors to manufacture our products. The majority of these subcontractors are located in Asia. We periodically evaluate our facility requirements as necessary and believe our existing and planned facilities are sufficient for our needs for at least the next 12 months. The following table sets forth our principal facilities:

Location	Square Footage	Location	Square Footage
Aliso Viejo, California	18,000	Nuremberg, Germany	6,189
Austin, Texas	5,753	Ontario, Canada	10,377
Budapest, Hungary	5,829	Quebec City, Canada	50,050
Detroit, Michigan	32,700	San Jose, California	24,209
Edinburgh, Scotland	5,328	Schlieren, Switzerland	11,108
Frankfurt (Oder), Germany	10,646	Shanghai, China	5,162
Haifa, Israel	6,749	Suzhou, China	6,841

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Class A Common Stock is listed on the Nasdaq Capital Market under the symbol “INDI”.

(b) Holders of Common Stock

As of February 24, 2026, there were approximately 186 holders of record of our Class A common stock, which include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date. The payment of any cash dividends will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future.

(d) Issuer Purchases of Equity Securities

In November 2022, our Board of Directors authorized the repurchase, from time to time, of up to $50.0 million of Class A common stock and/or warrants to purchase common stock. There were no repurchases of common stock made during the three months ended December 31, 2025. As of December 31, 2025, $42.6 million of the approved balance remains available for future repurchases.

(e) Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between October 15, 2025 and November 19, 2025, the Company issued an aggregate of 703,116 shares of its Class A common stock to three ADK Minority Holders in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the two ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, 700,000 shares of Class V common stock held by the ADK Minority Holders were cancelled, and 3,116 shares of ADK LLC units were exchanged for Class A common stock.

(f) Performance Graph

The following graph and table compare our stock performance to three stock indices over a five-year period assuming $100 investment was made on the last day of 2021:

	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
indie Semiconductor, Inc.	$100	$49	$68	$33	$29
Nasdaq Capital Market Composite	$100	$55	$50	$48	$51
PHLX Semiconductor Sector	$100	$64	$106	$126	$179

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

OUR COMPANY

indie offers highly innovative, high-performance and energy-efficient mixed-signal system-on-chips ("SoCs") and system solutions for advanced driver assistance systems (“ADAS”) in addition to adjacent industrial applications. Our sensors span all major modalities, including Radar, LiDAR, Ultrasound and Computer Vision, while our embedded system control, power management, and interfacing solutions are accelerating the proliferation of automated vehicle safety features. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Detroit, Michigan; San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan; and several locations throughout China.

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Hungary, Germany, Scotland, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the years ended December 31, 2025, 2024 and 2023, approximately 65%, 66% and 63%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Potential Divestiture of Wuxi

In May 2025, indie entered into a non-binding agreement with United Faith Auto-Engineering Co., Ltd., a publicly-listed company in the People’s Republic of China (“United Faith”), to sell up to all of our 34.38% equity interest in Wuxi. On October 27, 2025, we entered into an Asset Purchase Agreement (the "Wuxi Agreement") through Ay Dee Kay LLC ("ADK"), pursuant to which we have agreed to sell ADK's entire equity interest in Wuxi to United Faith.

Pursuant to the Wuxi Agreement, subject to the satisfaction of closing conditions and receipt of all required regulatory approvals, United Faith will purchase all of ADK’s outstanding equity interest in Wuxi for a total gross transaction consideration of RMB 960,834,355, or approximately $135 million (based on the exchange rate in effect on October 24, 2025), payable in cash to ADK, net of applicable local taxes.

The Wuxi Agreement contains certain customary representations, warranties and covenants. The representations and warranties of parties under the Wuxi Agreement will not survive closing, and there is no post-closing indemnification arrangement for breaches of representations, warranties or covenants. The Wuxi Agreement’s covenants include obligations of (i) ADK to assist Wuxi to maintain its ordinary course of business operations during the period between signing the Wuxi Agreement and closing the Wuxi Divestiture, (ii) United Faith to use reasonable best efforts to obtain its shareholder approval of the purchase of all of the outstanding equity of Wuxi (the “Whole Transaction”), (iii) both ADK and United Faith to use reasonable best efforts to cooperate with Wuxi to prepare documents and make all filings necessary to complete the Wuxi Divestiture, and (iv) both parties to register the Wuxi Divestiture and the Whole Transaction with the relevant authorities, as may be applicable.

The Wuxi Agreement also contains customary closing conditions, including (i) receipt of shareholder approval of the Whole Transaction by United Faith’s shareholders and (ii) the receipt of all required regulatory approvals of the Whole Transaction, including approval by the Shenzhen Stock Exchange and the China Securities Regulatory Commission.

During the period between entering into the Wuxi Agreement and prior to closing the Wuxi Divestiture, the divestiture of Wuxi will meet the criteria to be reported as discontinued operations when indie determines that it is probable that United Faith will receive all necessary local regulatory approvals within the requisite period under applicable accounting guidance. Upon the completion of this potential Wuxi Divestiture, indie will fully deconsolidate the financial results of Wuxi and in return, recognize a pre-tax gain/loss, which would be presented in indie’s then Consolidated Statements of Operations. For the year ended December 31, 2025, Wuxi accounted for approximately 43% and 11% of indie’s consolidated revenue and operating expenses, respectively. Further, as of December 31, 2025, Wuxi accounted for approximately 12% and 3% of indie’s consolidated total assets and total liabilities, respectively. Following any deconsolidation of Wuxi, we will no longer include any financial results of Wuxi in our future consolidated financial statements.

As of both December 31, 2025 through February 27, 2026, we determined that the Wuxi Asset Sale has not met the requirements under applicable accounting guidance to be presented as discontinued operations within our consolidated financial statements.

Further, we cannot provide any assurance regarding the timing for the completion of the Wuxi Divestiture, that the closing conditions of the Wuxi Divestiture, including, but not limited to, approval of the Whole Transaction by United Faith shareholders and receipt of all required regulatory approvals, will be satisfied, or that the Wuxi Divestiture will be completed.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. The ATM Agreement was previously registered on our registration statement on Form S-3 (Registration No. 333-267120) (the "2022 Registration Statement"), which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, we filed with the SEC a prospectus supplement to our automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59.8 million pursuant to the ATM Agreement. We implemented and renewed this program for the flexible access it provides to the capital markets. As of December 31, 2025, we had raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 through this program. For the years ended December 31, 2024 and 2023, we incurred total issuance costs of $0.4 million and $1.1 million, respectively, in connection with the ATM Agreement. For the year ended December 31, 2025 there was no ATM activity.

Recent Acquisition

Acquisition of emotion3D

On September 26, 2025 (the “emotion3D Closing Date”), Ay Dee Kay Ltd. completed its acquisition of emotion3D GmbH (“emotion3D”). The acquisition was consummated pursuant to a Share Purchase Agreement (the “SPA”) whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The closing consideration consisted of: (i) $17.7 million in cash as the initial cash consideration (including debt paid at closing and net of cash acquired); (ii) certain contingent considerations with total preliminary fair value of $7.3 million, payable in cash or Class A common stock at indie's sole election, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $3.0 million subject to final release 24 months from the emotion3D Closing Date. See Note 2 — Business Combinations for additional descriptions of our recent acquisitions.

Impact of Macroeconomic Conditions

Current and continued inflationary conditions have led, and may continue to lead to, rising prices or rising interest rates, which has had, and may continue to have, a dampening effect on overall economic activity and consumer demand for automotive products. There continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of current global trade policies including tariffs. The U.S. government has also threatened tariffs against Taiwan that could specifically target imports of semiconductor products, which, if imposed, could seriously and negatively affect our business and the U.S. economy overall.

These and any additional tariff actions could lead to retaliatory tariffs on U.S. goods and escalate trade disputes in China and in other countries in which we do business. For example, China has responded with tariffs on certain U.S. goods. While we are still evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, these tariffs may adversely impact our revenue and cost of goods sold in the United States. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we have significant operations in China. Furthermore, the imposition of tariffs could cause a decrease in the sales of products to customers located in China, other customers selling to Chinese end users, or other global customers which could materially and adversely affect our business, financial condition and results of operations. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope and nature of the tariffs. For additional information, see “Item 1A. Risk Factors”, including the risk factor titled “If significant tariffs or other trade restrictions are placed on our products or third-party suppliers, or if we become subject to expanded export controls or trade restrictions, our revenue and results of operations may be materially harmed.”

Additionally, the ongoing conflict in the Ukraine and Middle East and the implications of these events have created global political and economic uncertainty. We are closely monitoring developments, including any potential impact to our business, customers, suppliers, our employees and operations in Israel, the Middle East and elsewhere. At this time, the impact to indie is subject to change given the volatile nature of the situation.

Results of Operations

A discussion of our results of operations for the year ended December 31, 2023, including a comparison to our results of operations for the year ended December 31, 2024, is included under “Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025.

Revenue

We design, develop and manufacture primarily analog, digital and mixed-signal integrated circuits (“ICs”) together with software running on the embedded processors in the majority of our ICs. Our revenue represents both (i) non-recurring engineering (“NRE”) fees for the development of ICs and prototypes and (ii) product sales, including the sale of semiconductors under separate commercial supply arrangements.

Our revenues fluctuate in response to a combination of factors, including the following:

•
our overall product mix and sales volumes;
•
gains and losses in market share and design win traction;
•
semiconductor content per vehicle;
•
pace at which technology is adopted in our end markets;
•
fluctuations in currency exchange rates that affect our prices;
•
the stage of our products in their respective life cycles;
•
the effects of competition and competitive pricing strategies;
•
governmental regulations influencing our markets; and
•
the global and regional economic cycles.

Product Revenue. Our product revenue is recognized when the customer obtains control of the product and is based on the contractual shipping terms of a contract. We provide an assurance-type warranty which is not sold separately and does not represent a separate performance obligation. Therefore, the estimated costs of warranty claims are generally accrued as cost of goods sold in the period the related revenue is recorded. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. The majority of our product revenue originates from sales shipped to customer locations in Asia and the United States.

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

Restructuring Costs

In August 2024, we initiated a plan intended to improve our operating performance (the “2024 Restructuring Plan”). The 2024 Restructuring Plan consisted of actions including but not limited to, workforce and facilities reductions. Due to the size, nature and frequency of this plan, it is fundamentally different from our ongoing productivity actions. As a result, all pre-tax charges related to such initiatives are separately reflected in Note 4 — Restructuring costs in our accompanying financial statements for more information.

In May 2025, we initiated a restructuring plan designed to improve operational efficiencies, reduce operating costs, better align the Company's workforce with top strategic priorities and key growth opportunities, and exiting over time some of the Company's lower margin products outside of the ADAS application (the "2025 Restructuring Plan"). The 2025 Restructuring Plan includes, but is not limited to, consolidation of facilities, reduction of workforce in various geographic locations, impairment of certain intangible assets related to intellectual property licenses and early termination of certain contractual obligations. Due to the size, nature and frequency of this 2025 Restructuring Plan, it is fundamentally different from our ongoing productivity actions. As a result, all pre-tax charges related to such initiatives are separately reflected in Note 4 — Restructuring costs in our accompanying financial statements for more information.

Amortization for Intangible Assets Acquired from Business Combinations

As a result of our most recent business combinations, we acquired various intangible assets. The corresponding amortization expenses are included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based on their respective nature. Our acquired intangible assets with definite lives are amortized from the date of acquisition over periods ranging from two to twelve years.

Interest Income

Interest income represents cash or income earned on our cash balances and investments with certain banking institutions.

Interest Expense

Interest expense primarily consists of cash and non-cash interest under our term loan facilities, convertible notes and line of credit.

Other Income (Expense)

Other income (expense) primarily comprises the change in the fair value of the warrants and earn-out liabilities issued as a result of the Transaction and contingent considerations and holdbacks issued as a result of our recent business combinations.

Income Taxes Benefit (Provision)

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

Income tax benefits for the year ended December 31, 2025 is primarily related to our foreign operations and U.S. subsidiaries that are nonconsolidated for tax purposes. Income tax benefits for the year ended December 31, 2024 are primarily related to our foreign operations.

Refer to Note 18 — Income Tax, in our accompanying financial statements for additional detail.

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

	Fiscal Years Ended
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$206,961	95%	$202,698	94%	$4,263	2%
Contract revenue	10,433	5%	13,984	6%	(3,551)	(25)%
Total revenue	$217,394	100%	$216,682	100%	$712	0%

Revenue for the year ended December 31, 2025 was $217.4 million, compared to $216.7 million for the year ended December 31, 2024, an increase of $0.7 million or 0%, which was primarily driven by a $4.3 million increase in product revenue, partially offset by a $3.6 million decrease in contract revenue. The increase in product revenue was due primarily to increase in volume of products sold, partially offset by change in average selling price as well as product mix. The decrease in contract revenue of $3.6 million or 25% was primarily due to a large multi-year non-recurring engineering project that commenced in early 2022 that is winding down in the current year toward its completion stage.

Operating expenses

	Fiscal Years Ended
	2025		2024
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$130,762	60%	$126,373	58%	$4,389	3%
Research and development	154,092	71%	175,112	81%	(21,020)	(12)%
Selling, general, and administrative	77,689	36%	80,945	37%	(3,256)	(4)%
Restructuring costs	9,066	4%	4,332	2%	4,734	109%
Total operating expenses	$371,609	171%	$386,762	178%	$(15,153)	(4)%

Cost of goods sold for the year ended December 31, 2025 was $130.8 million, compared to $126.4 million for the year ended December 31, 2024. The increase of $4.4 million or 3% was primarily due to a $6.8 million increase in volume and offset by $3.2 million decrease due to change in product mix. Total cost of goods sold also included certain non-cash and non-operational driven charges such as share-based compensation and amortization of certain intangible assets acquired through business combinations. For the year ended December 31, 2025, total share-based compensation and amortization of acquired intangible assets included in cost of goods sold were $1.4 million and $17.4 million, respectively. For the year ended December 31, 2024, total share-based compensation and amortization of acquired intangible assets included in cost of goods sold were $1.0 million and $16.5 million, respectively.

Research and development (“R&D”) expense for the year ended December 31, 2025 was $154.1 million, compared to $175.1 million for the year ended December 31, 2024. This decrease of $21.0 million or 12% was primarily due to a $12.8 million decrease in personnel cost, a $3.8 million decrease in share-based compensation expense, and a $7.3 million decrease in various R&D program related expenses. Decreases in both the personnel cost and share-based compensation expense were primarily driven by a decrease in headcount resulting from the reduction in force that took place in August 2024 and May 2025 (See Note 4 — Restructuring Costs for additional discussion of the 2025 Restructuring Plan and 2024 Restructuring Plan). The decrease in R&D program expense reflects the wind-down of completed projects and the progression of the current development pipeline. We expect research and development expense to stabilize over time.

Selling, general and administrative expense for the year ended December 31, 2025 was $77.7 million, compared to $80.9 million for the year ended December 31, 2024. The decrease of $3.3 million or 4% was primarily due to a decrease in third party professional fees and business expenses of $2.3 million. We expect selling, general, and administrative expense to stabilize over time.

Restructuring costs for the year ended December 31, 2025 were $9.1 million due to the 2025 Restructuring Plan initiated in May 2025. Total restructuring costs for the year ended December 31, 2024 was due to the 2024 Restructuring Plan (See Note 4 — Restructuring Costs for additional discussion of the 2025 Restructuring Plan and 2024 Restructuring Plan).

Other income (expense), net

	Fiscal Years Ended
	2025	2024
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$7,292	$4,588	$2,704	59%
Interest expense	(17,642)	(9,258)	(8,384)	91%
Gain from change in fair value of contingent considerations and acquisition related holdbacks	6,970	29,041	(22,071)	(76)%
Gain from extinguishment of debt	2,623	—	2,623	100%
Other income (expense)	1,247	(400)	1,647	(412)%
Total other income, net	$490	$23,971	$(23,481)	(98)%

Interest income for the year ended December 31, 2025 was $7.3 million, compared to $4.6 million for the year ended December 31, 2024. The increase of $2.7 million from the year ended December 31, 2024 was primarily as a result of higher cash balances due to the cash inflow from the 2029 Notes in December 2024.

Interest expense for the year ended December 31, 2025 was $17.6 million, compared to $9.3 million for the year ended December 31, 2024. The increase of $8.4 million was primarily as a result of the addition of the 2029 Notes in December 2024.

For the years ended December 31, 2025 and 2024, we recognized gains from change in fair value for contingent considerations and acquisition-related holdbacks. During the year ended December 31, 2025, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $7.0 million. The net gain is primarily attributed to a net unrealized gain of $1.8 million, $0.6 million and $1.9 million for the contingent considerations related to the emotion3D, Exalos and Kinetic acquisitions, respectively, and a net realized gain of $2.7 million for the acquisition-related holdbacks related to the GEO acquisition. During the year ended December 31, 2024, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $29.0 million, which is primarily contributed by a net gain of $31.9 million for the contingent considerations and acquisition-related holdback related to our acquisition of GEO Semiconductor Inc. which closed in March 2023, partially offset by a loss of $3.0 million for the contingent considerations related to indie Switzerland.

Gain from extinguishment of debt of $2,623 for the year ended December 31, 2025 resulted from the repurchase of our 2027 Notes in June 2025 (See Note 9 — Debt for additional discussion of the transaction related to the 2027 Notes).

Other income (expense) for the year ended December 31, 2025 was $1.2 million, compared to $(0.4) million for the year ended December 31, 2024. Other income (expense) relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net gain of $0.8 million and a net loss of $1.6 million, respectively, related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes

Income tax benefits for the year ended December 31, 2025 are primarily related to our foreign operations and U.S. subsidiaries that are nonconsolidated for tax purposes. Income tax benefits for the year ended December 31, 2024 is primarily related to our foreign operations.

Liquidity and Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations, and available borrowings under our revolving credit facility and the issuance of Class A common stock under the ATM Agreement. We believe these sources of liquidity will be sufficient to meet our liquidity needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of February 27, 2026. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.

Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. The ATM Agreement was previously registered on our registration statement on Form S-3 (Registration No. 333-267120) (the "2022 Registration Statement") which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, we filed with the SEC a prospectus supplement to our automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59.8 million pursuant to the ATM Agreement. We implemented and renewed this program for the flexible access it provides to the capital markets. During the year ended December 31, 2025, there was no ATM related activity. As of December 31, 2025, we have raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 through this program and had approximately $59.8 million available for future issuances under the ATM Agreement. As of December 31, 2025, we have incurred total issuance costs of $1.9 million since inception.

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

On March 29, 2024, we entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10.0 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance was originally due and payable in full on March 28, 2025. This revolving line of credit was renewed on March 29, 2025, and the outstanding principal balance is due and payable in full on March 27, 2026. Interest is payable monthly beginning on May 1, 2025 through the maturity date. Fees of $50 thousand incurred will be amortized over the life of the credit agreement. This line of credit required us to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo.

On December 6, 2024, we issued $218.5 million in aggregate principal amount of our 2029 Notes. The 2029 Notes will be convertible into cash, shares of common stock or a combination of cash and common stock at our election in accordance with the terms of the indenture governing the 2029 Notes. In connection with the 2029 Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers or their respective affiliates and other financial institutions. The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of 2029 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be. We used approximately $23.4 million of the net proceeds from issuance of the 2029 Notes to pay the cost of the capped call transactions. We intend to use the remainder of the net proceeds from the issuance of the 2029 Notes for working capital and general corporate purposes, which may include potential acquisitions. Refer to Note 9 - Debt, in our accompanying consolidated financial statements for additional detail.

In June 2025, we entered into several separate, privately negotiated purchase agreements to repurchase $30.0 million in aggregate principal amount of our 2027 Notes at a discount. The repurchase was funded by cash on hand and accounted for as an extinguishment of debt. Concurrent with the repurchase, we repaid $0.1 million of accrued interest associated with the repurchased principal. Upon completion of this repurchase, $130.0 million principal amount of the 2027 Notes remains outstanding. Refer to Note 9 - Debt, in our accompanying consolidated financial statements for additional detail.

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

In September 2023, we acquired indie Switzerland. The closing consideration consisted of (i) the issuance by indie of 6,613,786 shares of Class A common stock at closing, with a fair value of $42.8 million; (ii) a contingent consideration with fair value of $9.8 million at closing, payable in cash, subject to indie Switzerland's achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2.5 million subject to final release 12 months from the acquisition date payable in shares of Class A common stock.

On January 25, 2024, we completed the acquisition of certain business properties from Kinetic through an asset purchase agreement. The closing consideration consisted of (i) $3.2 million in cash as the initial cash consideration, net of an adjustment holdback amount of $0.5 million and an indemnity holdback amount of $0.8 million, (ii) $2.3 million of total contingent considerations, payable in cash or Class A common stock, subject to achievement of certain production based milestone for the next 24 months, or through January 25, 2026, and (iii) $2.3 million of contingent considerations, payable in cash or Class A common stock, subject to achievement of certain revenue based milestones 12 months after January 25, 2024. The indemnity holdback amount was payable within five business days after the 18-month anniversary of the closing date of January 25, 2024 and is payable in shares of Class A common stock.

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

As of December 31, 2025, our balance of cash and cash equivalents, including restricted cash, was $155.7 million.

The following table summarizes our consolidated cash flows for the years ended December 31, 2025 and 2024:

	Fiscal Years Ended
	2025	2024
Net cash used in operating activities	$(57,130)	$(58,601)
Net cash used in investing activities	(31,967)	(19,259)
Net cash provided by (used in) financing activities	(38,941)	209,334

A discussion of our cash flows for the year ended December 31, 2024 is included under “Liquidity and Capital Resources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025.

Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the year ended December 31, 2025, net cash used in operating activities was $57.1 million, which included net loss of $150.7 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily consisted of (i) $65.1 million in share-based compensation expense and $40.4 million in depreciation and amortization, which are partially offset by (ii) $7.8 million of net gains resulting from a change in fair value for contingent considerations and currency forward contracts. Changes in operating assets and liabilities from operations used $12.2 million of cash, primarily driven by a decrease in accounts payable and an increase in accounts receivable, offset by a decrease in inventory and accrued expenses and other liabilities.

Cash used in operating activities during the year ended December 31, 2024 was $58.6 million, which included net loss of $144.2 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily consisted of (i) $67.2 million in share-based compensation expense and $39.8 million in depreciation and amortization, which are partially offset by (ii) $27.4 million of net gains resulting from a change in fair value for contingent considerations and currency forward contracts. Changes in operating assets and liabilities from operations provided $1.1 million of cash, primarily driven by an increase in inventory and a decrease in other liabilities, offset by a decrease in accounts receivable and an increase in accounts payable.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $32.0 million. During the year ended December 31, 2025, the decrease in cash was primarily due to the acquisition of emotion3D for $17.7 million, net of cash acquired, as well as the purchase of capital expenditures for $14.3 million. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.

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

Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $38.9 million, which was primarily attributed to $26.8 million net payments for the repurchase of the 2027 Notes in June 2025, $8.0 million of payments on financed software, and $2.5 million of payment in connection with the first contingent consideration under the Kinetic acquisition.

Net cash provided by financing activities for the year ended December 31, 2024 was $209.3 million, which was primarily attributed to $186.1 million net proceeds from the 2029 Notes, which included $218.5 million gross proceeds, $9.0 million issuance cost and $23.4 million cost of capped call. We also received $19.4 million of net proceeds from the issuance of common stock through the ATM, and $10.0 million of net proceeds from the issuance of the line of credit through Wells Fargo. These cash inflows are partially offset by $8.0 million payments on other debt obligations and $5.5 million of payments on financed software.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of December 31, 2025:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$13,891	$130,000	$218,500	$—	$362,391
Interest on debt obligations	13,497	20,414	7,329	—	41,240
Operating leases	4,193	7,954	4,625	2,388	19,160
Holdbacks payable in cash	1,720	1,000	—	—	2,720
Total contractual obligations	$33,301	$159,368	$230,454	$2,388	$425,511

In connection with our acquisitions (See subheading titled Liquidity and Capital Resources — Acquisitions above), we may be required to make future payments or issue additional shares of our common stock to satisfy certain earn-out requirements under the acquisition agreements.

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

Impairment Assessment for Goodwill and Indefinite Lived Intangible Assets

We follow the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires the completion of a goodwill impairment test and test of other indefinite lived intangible assets at least annually based on either an optional qualitative assessment or a quantitative analysis comparing the estimated fair value of a reporting unit or indefinite lived intangible asset to its carrying value as of the test date of October 1st each year, unless there are indications requiring a more frequent impairment test. Any impairment charges are based on the quantitative analysis.

We have two reporting units with allocated goodwill, which are reevaluated annually or when triggered, such as upon reorganization of our operating segments or due to business reasons that result in material changes as to how our reporting units are organized and managed. Impairment assessments may be qualitative or quantitative in nature. A quantitative assessment is required if we determine, based on a qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value, or if there are material changes to the structure of our reporting units. The reporting unit's carrying value used in an impairment assessment represents the allocation of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments and debt.

Our quantitative assessments considered both the income and market approaches to estimate the fair value of each reporting unit. Inherent in the fair value determinations are significant judgments and estimates, including assumptions about future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. The income approach was based on the discounted cash flow method that used estimates of the reporting units' revenue growth rates and operating margins as part of our long-term planning process, taking into consideration, historical data and industry and market conditions. The discount rate used to determine the present value of future cash flows was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to execute on the projected cash flows. The market approach estimated fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics.

On October 1, 2025, we completed a quantitative analysis over both of our reporting units using a combination of income and market approaches. The fair value of both reporting units exceeded their carrying values.

Our fiscal 2024 annual assessment was performed using a qualitative approach as of October 1, 2024 on our two reporting units with a remaining goodwill balance. While performing qualitative assessments, we consider the following factors which could trigger a goodwill impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner or our use of the acquired assets or the strategy for our overall business; (iii) significant negative industry or economic trends; (iv) a significant decline in our stock price for a sustained period; and (v) a significant change in our market capitalization relative to our net book value. Based on our fiscal 2024 qualitative assessment, we concluded there were no events or circumstances that indicated it was more likely than not that the fair value of each reporting unit was less than its respective carrying value.

Refer to Note 7 - Intangible Assets, Net and Note 8 - Goodwill to the accompanying consolidated financial statements for additional information regarding our goodwill and intangible assets.

Recently Issued and Adopted Accounting Standards

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 2 —Summary of Significant Accounting Policies in our accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese Yuan/Renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency translation exchange gain (loss) included in determining loss before income taxes was $1.2 million, ($0.4) million, and ($1.2) million for the years ended December 31, 2025, 2024, and 2023, respectively. The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2023, 2024 and 2025.

We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $3.6 million and $24.7 million related to our foreign subsidiaries is included in Accumulated other comprehensive loss within the Stockholders' Equity section of the consolidated balance sheet at December 31, 2025 and 2024, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of December 31, 2025 as the exchange rate for the U.S. dollar fluctuates against foreign currencies.

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

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents and restricted cash (money market funds and marketable securities purchased with less than ninety days until maturity) and restricted cash that totals approximately $155.7 million as of December 31, 2025.

The main objectives of our investment activities are liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods that dampen the impact of market or interest rate risk. Credit risk associated with our investments is not material because our investments are diversified across securities with high credit ratings.

Given the objectives of our investment activities and the relatively low interest income generated from our cash, cash equivalents, and other investments, we do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations even in the current environment of rising interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

indie Semiconductor, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of indie Semiconductor, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the goodwill impairment analyses

As discussed in Note 8 to the consolidated financial statements, the Company’s goodwill balance was $292.6 million as of December 31, 2025. The Company performs its annual goodwill impairment test on October 1, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of October 1, 2025, the Company performed a quantitative goodwill impairment test. This involved estimating the fair values of the Company’s two reporting units using a combination of the income-based approach and the market‑based approach. The Company concluded that the estimated fair values of each reporting unit exceeded their carrying amounts and, accordingly, did not record any goodwill impairment.

We identified the evaluation of the goodwill impairment analyses as a critical audit matter. Subjective auditor judgment was required in evaluating certain projected revenue growth assumptions, including the revenue growth rates, used in the income-based approach. Changes in these assumptions could have had a significant effect on the estimated fair value of each reporting unit.

The following are the primary audit procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the Company’s goodwill impairment assessment process, including a control over the development of projected revenue growth assumptions. We evaluated the Company’s revenue growth rate assumptions by comparing them to historical revenue growth rates. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We performed sensitivity analyses on the revenue growth assumptions to understand the extent to which changes in those assumptions could impact the Company’s conclusions. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in comparing projected revenues to projected revenues of comparable companies and other market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Irvine, California

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

indie Semiconductor, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited indie Semiconductor, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Irvine, California
February 27, 2026

INDIE SEMICONDUCTOR, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, par value and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$145,456	$274,248
Restricted cash	10,285	10,300
Accounts receivable, net of allowance for doubtful accounts of $163 as of December 31, 2025 and $1,970 as of December 31, 2024	57,485	52,005
Inventory	48,618	49,887
Prepaid expenses and other current assets	23,924	22,308
Total current assets	285,768	408,748
Property and equipment, net	43,349	34,281
Intangible assets, net	195,908	208,944
Goodwill	292,644	266,368
Operating lease right-of-use assets	14,363	16,107
Other assets and deposits	8,754	6,938
Total assets	$840,786	$941,386

Liabilities and stockholders' equity
Accounts payable	$21,832	$28,326
Accrued payroll liabilities	9,889	5,573
Contingent considerations	611	3,589
Accrued expenses and other current liabilities	24,772	29,297
Intangible asset contract liability	5,875	5,875
Current debt obligations	13,567	12,220
Total current liabilities	76,546	84,880
Long-term debt, net of current portion	339,834	369,097
Intangible asset contract liability, net of current portion	5,705	11,965
Deferred tax liabilities, non-current	14,198	11,660
Operating lease liability, non-current	13,046	14,278
Other long-term liabilities	7,444	4,111
Total liabilities	456,773	495,991
Commitments and contingencies (Note 21)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized, 205,823,653 and 190,888,408 shares issued, 204,098,653 and 189,163,408 shares outstanding as of December 31, 2025 and December 31, 2024, respectively.	20	19
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 16,521,251 and 17,671,251 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	2	2
Additional paid-in capital	998,730	936,564
Accumulated deficit	(637,110)	(494,044)
Accumulated other comprehensive loss	(3,611)	(24,655)
indie's stockholders' equity	358,031	417,886
Noncontrolling interest	25,982	27,509
Total stockholders' equity	384,013	445,395
Total liabilities and stockholders' equity	$840,786	$941,386

See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product revenue	$206,961	$202,698	$195,624
Contract revenue	10,433	13,984	27,545
Total revenue	217,394	216,682	223,169
Operating expenses:
Cost of goods sold	130,762	126,373	133,606
Research and development	154,092	175,112	154,507
Selling, general, and administrative	77,689	80,945	70,479
Restructuring costs	9,066	4,332	—
Total operating expenses	371,609	386,762	358,592
Loss from operations	(154,215)	(170,080)	(135,423)
Other income (expense), net:
Interest income	7,292	4,588	7,801
Interest expense	(17,642)	(9,258)	(8,650)
Gain from change in fair value of warrants	—	—	7,066
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	6,970	29,041	(2,985)
Gain from extinguishment of debt	2,623	—	—
Other income (expense)	1,247	(400)	(1,175)
Total other income, net	490	23,971	2,057
Net loss before income taxes	(153,725)	(146,109)	(133,366)
Income tax benefit	3,013	1,922	4,534
Net loss	(150,712)	(144,187)	(128,832)
Less: Net loss attributable to noncontrolling interest	(7,646)	(11,584)	(11,207)
Net loss attributable to indie Semiconductor, Inc.	$(143,066)	$(132,603)	$(117,625)

Net loss attributable to common shares — basic	$(143,066)	$(132,603)	$(117,625)
Net loss attributable to common shares — diluted	$(143,066)	$(132,603)	$(117,625)

Net loss per share attributable to common shares — basic	$(0.73)	$(0.76)	$(0.81)
Net loss per share attributable to common shares — diluted	$(0.73)	$(0.76)	$(0.81)

Weighted average common shares outstanding — basic	197,246,432	175,029,650	145,188,867
Weighted average common shares outstanding — diluted	197,246,432	175,029,650	145,188,867

See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(150,712)	$(144,187)	$(128,832)
Other comprehensive loss:
Foreign currency translation adjustments	23,828	(18,814)	5,781
Comprehensive loss	(126,884)	(163,001)	(123,051)

Less: Comprehensive loss attributable to noncontrolling interest	(4,862)	(11,913)	(11,545)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(122,022)	$(151,088)	$(111,506)

See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST

(Amounts in thousands, except share amounts)

	Common Stock Class A		Common Stock Class V		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity (Deficit) Attributable to indie Semiconductor,	Noncontrolling	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Inc.	Interest	(Deficit)
Balance as of December 31, 2022	126,824,465	$13	21,381,476	$2	$568,564	$(243,816)	$(11,951)	$312,812	$1,520	$314,332

Vesting of equity awards	712,653	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	43,279	—	—	43,279	—	43,279
Issuance per Exchange of Class V to Class A	2,687,144	—	(2,687,144)	—	(3,280)	—	—	(3,280)	3,280	—
Issuance per Exchange of ADK LLC units to Class A	175,622	—	—	—	(17)	—	—	(17)	17	—
Issuance per net settlement of equity awards and cash exercise of stock options	3,898,090	—	—	—	(681)	—	—	(681)	712	31
Wuxi Equity Incentive Plan ("EIP") capital paid in	—	—	—	—	4,244	—	—	4,244	8,102	12,346
Issuance per net settlement of bonus	752,242	—	—	—	6,757	—	—	6,757	—	6,757
Issuance in connection with At-The-Market equity offering	5,219,500	—	—	—	45,475	—	—	45,475	6,523	51,998
Issuance per exchange for warrants	7,730,692	1	—	—	34,086	—	—	34,087	4,244	38,331
Issuance per settlement of contingent considerations and acquisition-related holdbacks	727,871	—	—	—	4,531	—	—	4,531	628	5,159
Issuance per acquisition of GEO Semiconductor Inc.	6,868,768	1	—	—	65,106	—	—	65,107	10,449	75,556
Issuance per acquisition of indie Switzerland	6,613,786	1	—	—	37,455	—	—	37,456	5,335	42,791
Issuance per acquisition of indie FFO	982,445	—	—	—	8,223	—	—	8,223	1,611	9,834
Net loss	—	—	—	—	—	(117,625)	—	(117,625)	(11,207)	(128,832)
Foreign currency translation adjustment	—	—	—	—	—	—	5,781	5,781	(338)	5,443
Balance as of December 31, 2023	163,193,278	$16	18,694,332	$2	$813,742	$(361,441)	$(6,170)	$446,149	$30,876	$477,025

Vesting of equity awards	61,683	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP and restructuring costs	—	—	—	—	63,973	—	—	63,973	—	63,973
Issuance per Exchange of Class V to Class A	1,023,081	—	(1,023,081)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	151,992	—	—	—	—	—	—	—	—	—
Issuance per net settlement of bonus	536,519	—	—	—	2,814	—	—	2,814	957	3,771
Issuance per net settlement of equity awards and cash exercise of stock options	8,149,638	1	—	—	53	—	—	54	—	54
Issuance in connection with At-The-Market equity offering	3,787,725	—	—	—	17,427	—	—	17,427	1,992	19,419
Shares issued for Investment in Expedera	525,000	1	—	—	2,963	—	—	2,964	421	3,385
Issuance per settlement of contingent considerations and acquisition-related holdbacks	11,734,492	1	—	—	56,931	—	—	56,932	7,217	64,149

2024 Convertible Note Capped Call Transactions	—	—	—	—	(21,339)	—	—	(21,339)	(2,041)	(23,380)
Net loss	—	—	—	—	—	(132,603)	—	(132,603)	(11,584)	(144,187)
Foreign currency translation adjustment	—	—	—	—	—	—	(18,485)	(18,485)	(329)	(18,814)
Balance as of December 31, 2024	189,163,408	$19	17,671,251	$2	$936,564	$(494,044)	$(24,655)	$417,886	$27,509	$445,395

Share-based compensation, including amounts associated with the EEPP and restructuring costs	—	—	—	—	50,350	—	—	50,350	—	50,350
Issuance per Exchange of Class V to Class A	1,150,000	—	(1,150,000)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	44,863	—	—	—	—	—	—	—	—	—
Issuance per net settlement of bonus	2,630,958	—	—	—	8,125	—	—	8,125	2,890	11,015
Issuance per net settlement of equity awards and cash exercise of stock options	9,428,845	1	—	—	6	—	—	7	—	7
Issuance per settlement of contingent considerations and acquisition-related holdbacks	1,680,579	—	—	—	3,685	—	—	3,685	445	4,130
Net loss	—	—	—	—	—	(143,066)	—	(143,066)	(7,646)	(150,712)
Foreign currency translation adjustment	—	—	—	—	—	—	21,044	21,044	2,784	23,828
Balance as of December 31, 2025	204,098,653	$20	16,521,251	$2	$998,730	$(637,110)	$(3,611)	$358,031	$25,982	$384,013

See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(150,712)	$(144,187)	$(128,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,413	39,777	31,848
Amortization of inventory step-up	—	901	9,826
Allowance for credit losses and inventory reserves	1,705	3,888	892
Share-based compensation	65,108	67,240	43,710
Amortization of discount and cost of issuance of debt	2,734	1,172	997
Asset impairment in relation to restructuring	3,607	998	—
Gain from change in fair value of warrants	—	—	(7,066)
(Gain) loss from change in fair value of contingent considerations and acquisition-related holdbacks	(6,970)	(29,041)	2,985
(Gain) loss from change in fair value of currency forward contract	(821)	1,650	850
Gain from extinguishment of debt	(2,623)	—	—
Deferred tax liabilities	(536)	(5,366)	(4,198)
Amortization of right-of-use assets	3,174	3,284	2,737
Other	—	—	14
Changes in operating assets and liabilities:
Accounts receivable	(2,861)	9,592	(32,199)
Inventory	2,524	(16,967)	(5,785)
Accounts payable	(7,737)	10,991	(1,697)
Accrued expenses and other current liabilities	1,155	3,539	(3,211)
Accrued payroll liabilities	152	(289)	(562)
Prepaid, other current and noncurrent assets	(1,094)	963	(10,298)
Operating lease liabilities	(3,071)	(2,934)	(2,500)
Other long-term liabilities	(1,277)	(3,812)	(1,896)
Net cash used in operating activities	(57,130)	(58,601)	(104,385)
Cash flows from investing activities:
Purchases of property and equipment	(14,294)	(14,337)	(12,752)
Payments for acquired software license	—	(1,722)	—
Business combinations, net of cash acquired	(17,673)	(3,200)	(94,990)
Net cash used in investing activities	(31,967)	(19,259)	(107,742)
Cash flows from financing activities:
Proceeds from issuance of common stock/At-the-market offering	—	19,847	53,136
Offering costs for the issuance of common stock/At-the-market offering	—	(428)	(1,138)
Wuxi EIP capital paid in	—	—	12,346
2029 convertible note capped call transactions	—	(23,380)	—
Proceeds from issuance of debt obligations	2,405	230,361	1,148
Issuance and debt discount costs related to debt obligations	(50)	(667)	—
Repurchase of debt obligations	(26,829)	—	—
Payments on debt obligations	(3,981)	(7,965)	(12,831)
Payments on financed software	(7,958)	(5,451)	(9,125)
Deferred payments on business combination	(2,534)	(3,036)	—
Proceeds from exercise of stock options	6	53	31
Net cash provided by (used in) financing activities	(38,941)	209,334	43,567
Effect of exchange rate changes on cash, and cash equivalents	(769)	1,396	(1,641)
Net increase (decrease) in cash and cash equivalents	(128,807)	132,870	(170,201)
Cash, cash equivalents, and restricted cash at beginning of period	284,548	151,678	321,879
Cash, cash equivalents and restricted cash at end of period	$155,741	$284,548	$151,678

Supplemental disclosure of cash flow information:
Cash paid for taxes	$674	$—	$—
Cash paid for interest	$15,048	$7,435	$7,421

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$(460)	$352	$(300)
Fair value of common stock issued for investment in Expedera	$—	$3,428	$—
Fair value of common stock issued for business combination	$—	$—	$128,181
Fair value of common stock issued to satisfy contingent considerations and acquisition-related holdbacks	$—	$64,148	$5,159
Fair value of common stock issuable for business combination	$—	$—	$23,479
Contingent consideration for business combination	$7,287	$4,599	$81,745
Accrual for purchase consideration for business combination	$2,970	$800	$800

See accompanying notes to the consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

1) Nature of the Business and Basis of Presentation

indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) and its subsidiaries are collectively referred to herein as the “Company.” The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Detroit, Michigan; San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan; and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The ATM Agreement was previously registered on the registration statement on Form S-3 (Registration No.333-267120) (the “2022 Registration Statement”), which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, the Company filed with the SEC a prospectus supplement to its automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59,813 pursuant to the ATM Agreement. The Company implemented and renewed this program for the flexible access that it provides to the capital markets. As of December 31, 2025, indie has raised gross proceeds of $90,187, issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 through this program, incurred issuance costs of $1,942 and had approximately $59,813 available for future issuances under the ATM Agreement. During the year ended December 31, 2025, there was no ATM related activity. During the year ended December 31, 2024, indie raised gross proceeds of $19,847 and issued 3,787,725 shares of Class A common stock at an average per-share sales price of $5.24. For the year ended December 31, 2024, indie incurred total issuance costs of $428. During the year ended December 31, 2023, indie raised gross proceeds of $53,136 and issued 5,219,500 shares of Class A common stock at an average per-share sales price of $10.18. For the year ended December 31, 2023, indie incurred total issuance costs of $1,138.

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

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

The Offer and the Consent Solicitation expired at 11:59 p.m., Eastern Time on October 20, 2023. Upon expiration of the Offer and the Consent Solicitation, 24,658,461 Warrants, or approximately 90.0% of the outstanding Warrants, were tendered. Subsequently, the Company issued 7,027,517 shares of Class A common stock, or an exchange ratio of 0.285, for the Warrants tendered in the Offer on October 25, 2023. Additionally, the Company received the approval of approximately 89.8% of the outstanding Warrants to amend the warrant agreement governing the Warrants (the “Amendment No. 2”), which exceeded the majority of the outstanding warrants required to effect the Amendment No. 2. The Amendment No. 2 permitted the Company to require that each Warrant that remained outstanding upon settlement of the Exchange Offer to be converted into 0.2565 shares of Class A common stock, which was a ratio 10.0% less than the exchange ratio applicable to the Exchange Offer.

The Company completed its exchange of the remaining 2,741,426 untendered Warrants on November 9, 2023 through the issuance of 703,175 shares of Class A common stock. As a result of the completion of the Exchange Offer and the exchange for the remaining untendered Warrants, the Public Warrants were suspended from trading on the Nasdaq Capital Market as of the close of business on November 8, 2023, and delisted.

Recent Acquisition

On September 26, 2025 (the “emotion3D Closing Date”), Ay Dee Kay Ltd. completed its acquisition of emotion3D GmbH (“emotion3D”). The acquisition was consummated pursuant to a Share Purchase Agreement (the “SPA”) whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The aggregate consideration for the emotion3D acquisition consisted of (i) $17,673 in cash (including debt paid at closing and net of cash acquired); (ii) certain contingent consideration with total preliminary fair value of $7,287 at closing, payable in cash or shares of Class A common stock at indie's sole discretion, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $2,970 subject to final release 24 months from the emotion3D Closing Date. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.

See Note 3 — Business Combinations for a full description of all of the Company's recent acquisitions.

Amendments to Articles of Incorporation

The Company held its 2025 annual meeting of stockholders (the “2025 Annual Meeting”) on June 4, 2025. At the 2025 Annual Meeting, the Company’s stockholders approved the amendment of the Company’s existing Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 400,000,000 to 600,000,000.

The Board of Directors previously approved the Charter Amendment, subject to and conditioned upon stockholder approval at the 2025 Annual Meeting. Following stockholder approval of the Charter Amendment, the Company prepared an Amended and Restated Certificate of Incorporation to reflect the Charter Amendment. The Amended and Restated Certificate of Incorporation became effective upon its filing with the Secretary of State of the State of Delaware on June 5, 2025.

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which approximately 92% was owned by indie as of December 31, 2025. ADK LLC’s consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited (“Ay Dee Kay Ltd.”), a private limited company incorporated under the laws of Scotland, indie semiconductor Germany GmbH, Symeo GmbH and indie Semiconductor FFO GmbH, which was previously known as Silicon Radar GmbH (“indie FFO”), all of which are private limited liability companies incorporated under the laws of Germany, indie Technologies Switzerland AG, which was previously known as Exalos AG (“indie Switzerland”), a company limited by shares organized under the laws of Switzerland, indie Kft, a limited liability company incorporated under the laws of Hungary, indie Photonics Canada Inc., which was previously known as TeraXion Inc. (“indie Canada”) and Geo Semiconductor Canada Inc., both incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, indie China Technology Co., Ltd (Shanghai), a private limited company incorporated under the laws of People's Republic of China, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with approximately 59% voting controlled and approximately 34% owned by the Company as of December 31, 2025 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

2)
Summary of Significant Accounting Policies

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

On an ongoing basis, management evaluates its estimates assumptions, including those related to (i) the collectability of accounts receivable; (ii) write-down for excess and obsolete inventories; (iii) valuation of acquired intangibles and goodwill; (iv) warranty obligations; (v) the value assigned to and estimated useful lives of long-lived assets; (vi) the realization of tax assets and estimates of tax liabilities and tax reserves; (vii) amounts recorded in connection with acquisitions; (viii) recoverability of intangible assets and goodwill; (ix) the recognition and disclosure of fair value of debt instruments and contingent liabilities; (x) the computation of share-based compensation; (xi) accrued expenses; and (xii) the recognition of revenue based on a cost-to-cost measure of progress for certain engineering services contracts. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with estimates related to the valuation of certain financial instruments and assets acquired in connection with acquisitions as well as the valuation of reporting units and certain intangible assets in connection with quantitative impairment analyses

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

over goodwill and intangible assets. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.

Foreign Currency

Certain of the Company’s self-sustaining foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities for these subsidiaries have been translated into U.S. dollars at the exchange rates prevailing at the end of the period and results of operations at the average exchange rates for the period. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative translation adjustments account in accumulated other comprehensive loss.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase. As of December 31, 2025 and 2024, cash and cash equivalents consisted of money market funds and cash deposits that were held by reputable financial institutions in local jurisdictions of the Company’s subsidiaries including primarily the United States, Austria, Canada, China, Germany, Great Britain and Switzerland denominated in U.S. dollars and local currency.

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its Wells Fargo Bank revolving line of credit agreement.

Accounts Receivable

Accounts receivable consist of amounts due primarily from customers for product sales and engineering services agreements. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company accounts for potential losses in accounts receivable utilizing the allowance method. The Company closely monitors outstanding accounts receivable and considers its knowledge of customers, historical losses, and current and expected economic conditions in establishing the allowance for doubtful accounts. The

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

Company wrote off $1,831 of accounts receivable, which was fully reserved under the allowance for doubtful accounts in the prior years, for the year ended December 31, 2025. The Company did not have any write-offs in any other periods presented.

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

Inventory

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

The Company recorded $376 of impairment charges related to certain software licenses as part of its 2025 Restructuring Plan.

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

Significant judgment may be required when goodwill is assessed for impairment. Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. These qualitative factors may include, but are not limited to, a significant change in the macroeconomic and business climate, medium to long-term revenue forecasts per industry trend and/or product launch timeline, operating performance indicators, adequacy of capital level to support ongoing business needs, and other factors. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of fair value of each reporting unit. For the year ended December 31, 2025, the Company performed a quantitative analysis over its two reporting units on October 1 using a combination of the income and market valuation approaches. The fair value of both reporting units exceeded their carrying values. For the years ended December 31, 2024 and 2023, the Company performed a qualitative analysis over its two reporting units on October 1 and concluded that it was not more likely than not that the fair value of the reporting units were less than their carrying amount. As a result, the Company did not record any impairment to goodwill for the years ended December 31, 2025, 2024 and 2023.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment, right-of-use assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the carrying amount of an asset (or asset group) exceeds its estimated undiscounted future cash flows, an impairment charge is recognized to the extent the fair value is less than the carrying value. The Company recorded $3,260 of impairment charges related to certain software licenses as part of its 2025 Restructuring Plan. The Company recorded $998 of impairment charges related to certain property and equipment and right-of-use assets for the year ended December 31, 2024 as part of its 2024 Restructuring Plan initiative that commenced in August 2024 (see Note 4 — Restructuring Costs). As a result, all pre-tax charges related to such initiatives are separately reflected in Restructuring costs in the consolidated statement of operations. The Company did not record any impairment to long-lived assets for the years ended December 31, 2023.

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

Level 2 — Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs; and

Level 3 — Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets and liabilities requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, the Company considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

See Note 11 — Contingent and Earn-Out Liabilities and Note 12 — Fair Value Measurements for additional information.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company has multiple business activities and are managed and held accountable for operations, operating results and plans for levels or components below the consolidated unit level by individual segment managers. However, discrete financial information is not reviewed by the CODM as the operating results of the Company are reviewed by the CODM only on a consolidated basis. Accordingly, the Company has one operating segment, and therefore, one reportable segment.

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

The Company generally offers a limited warranty to customers covering a period of twelve months which obligates the Company to repair or replace manufacturing defective products. The warranty is not sold separately and does not represent a separate performance obligation. Therefore, such warranties are accounted for under ASC 460, Guarantees, and the estimated costs of warranty claims are accrued as cost of goods sold in the period the related revenue is recorded. Infrequently, the Company offers an extended limited warranty to customers for certain products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 31, 2025, total warranty liability is not material.

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

The Company’s policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant as of both December 31, 2025 and 2024 and accordingly, no costs have been capitalized.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include employee compensation and benefits for executive management, finance, sales, accounting, legal, human resources and other administrative personnel. In addition, it includes marketing and advertising, outside legal, tax and accounting services, insurance, and occupancy costs and related overhead costs allocated based on headcount. Selling, general, and administrative costs also include amortization of certain intangible assets acquired through business combinations. Selling, general, and administrative costs are expensed as incurred.

Restructuring Costs

In May 2025, the Company initiated a restructuring plan designed to improve operational efficiencies, reduce operating costs, better align the Company's workforce with top strategic priorities and key growth opportunities, and exit over time some of the Company's lower margin products outside of the ADAS application (the "2025 Restructuring Plan"). The 2025 Restructuring Plan includes, but is

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

not limited to, consolidation of facilities, reduction of workforce in various geographic locations, impairment of certain intangible assets related to intellectual property licenses and early termination of certain contractual obligations.

In August 2024, the Company initiated a plan intended to improve its operating performance (the “2024 Restructuring Plan”). The 2024 Restructuring Plan consisted of actions including, but not limited to, workforce and facilities reductions.

Due to the size, nature and frequency of both the 2025 Restructuring Plan and the 2024 Restructuring Plan, they are fundamentally different from the Company’s ongoing productivity actions. As a result, all pre-tax charges related to aforementioned initiatives are separately reflected in Restructuring costs in the consolidated statement of operations.

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

Income taxes are recognized based upon our underlying annual blended federal, state and foreign income tax rates for the year. As the sole managing member of ADK LLC, indie Semiconductor, Inc. consolidates the financial results of ADK LLC and its subsidiaries. Further, indie Semiconductor Inc. is taxed as a corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of ADK LLC, as well as any stand-alone income or loss generated by indie. Income tax benefits for the year ended December 31, 2025 are primarily related to the Company’s foreign operations and U.S. subsidiaries that are nonconsolidated for tax purposes. Income tax benefits for the year ended December 31, 2024 are primarily related to our foreign operations.

The Company accounts for income taxes under the asset and liability method pursuant to ASC 740 for its corporate subsidiaries. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2025, the Company continues to maintain a full valuation allowance against its deferred tax assets in the United States, but has released the valuation allowance for entities in China.

The Company recognizes liabilities for uncertain tax positions based on a two-step process regarding recognition and measurement. The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities based on the technical merits of the position. The Company then measures the tax benefits recognized in the financial statements from such positions based on the largest benefit greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority. The changes in recognition or measurement are reflected in the period in which the change in judgment occurs based on new information not previously available. As of December 31, 2025, the Company has not identified any uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in its tax provision. As of December 31, 2025, no accrued interest or penalties are recorded on the consolidated balance sheet, and the Company has not recorded any related expenses.

Comprehensive Loss

Other comprehensive loss consists of two components, net loss and other comprehensive income (loss) (“OCI”). OCI refers to revenue, expenses and gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity and excluded from net income (loss). indie’s OCI consists of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency. Foreign currency translation gain (loss) adjustments of $23,828, ($18,814) and $5,781 represent the difference between net loss and comprehensive loss for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements

Recently Issued Not Yet Adopted Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update address changes to the Codification that clarify, correct errors and make minor improvements, making the Codification easier to understand and apply. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact that the new guidance will have on the presentation of our consolidated financial statements and accompanying notes.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending February 28, 2027. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expenses Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provides guidance to enhance disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The standard also requires amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The amendments in this standard are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The standard will become effective for indie for its fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning in its fiscal year 2027 annual financial statements and is currently evaluating the impact this guidance will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company adopted the guidance as of December 31, 2025 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements (see Note 18 - Income Taxes for further information).

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

3)
Business Combinations

The Company acquired indie Switzerland in September 2023, Kinetic in January 2024, and emotion3D in September 2025. These acquisitions were recorded by allocating the purchase consideration to the net assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase consideration for the acquisition over the fair value of the net assets acquired is recorded as goodwill. The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for emotion3D and the final allocation of the purchase consideration to the assets acquired and liabilities assumed for indie Switzerland and Kinetic as of December 31, 2025:

	emotion3D GmbH	Kinetic	indie Switzerland
Purchase price — cash consideration paid	$16,621	$3,200	$—
Purchase price — cash consideration accrued	2,970	1,300	—
Debt paid at closing	2,002	—	—
Less: cash acquired	(950)	—	(3,439)
Net cash consideration	$20,643	$4,500	$(3,439)

Purchase price — equity consideration issued (common stock)	$—	$—	$42,791
Purchase price — equity consideration issuable (common stock)	—	—	2,500
Total equity consideration	$—	$—	$45,291

Contingent consideration	7,287	4,599	9,755
Net consideration	$27,930	$9,099	$51,607

Estimated fair value of net assets and liabilities assumed:
Current assets other than cash	$2,220	$5,306	$4,531
Property and equipment	120	950	1,253
Developed technology	7,877	250	23,100
In-process research & development	511	1,250	7,600
Customer relationships	3,954	160	6,870
Backlog	400	170	1,220
Trade name	599	15	4,300
Other non-current assets	73	729	—
Current liabilities	(1,145)	(753)	(3,541)
Deferred revenue	—	—	—
Deferred tax liabilities, non-current	(3,073)	—	(8,660)
Other non-current liabilities	—	(217)	—
Total fair value of net assets acquired	$11,536	$7,860	$36,673
Goodwill	$16,394	$1,239	$14,934

For all acquisitions, trade receivables and payables, as well as other current and non-current assets and liabilities and deferred revenue, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates.

Acquisition of emotion3D

On September 26, 2025, Ay Dee Kay Ltd. completed its acquisition of emotion3D. The acquisition was consummated pursuant to the SPA whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The aggregate consideration for the emotion3D acquisition consisted of (i) $17,673 in cash (including debt paid at closing and net of cash acquired); (ii) certain contingent consideration with total preliminary fair value of $7,287 at closing, payable in cash or shares of Class A common stock at indie's sole discretion, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $2,970 subject to final release 24 months from the emotion3D Closing Date. The purchase price is

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

subject to working capital and other adjustments as provided in the Share Purchase Agreement.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. This acquisition brings the Company an engineering development team with broad experience in development of advanced perception algorithms and software for in-cabin sensing, ADAS and automated driving. The goodwill is expected to be deductible for tax purposes.

indie incurred various acquisition-related costs, which were primarily legal expense, and recorded these as part of the Selling, General and Administrative expenses. Total costs incurred are $232 for the twelve months ended December 31, 2025.

The Company maintains certain holdbacks for a total of $2,970 subject to final release 24 months from the Deal Closing Date. The aggregate holdbacks balance consisted of (i) an initial fixed purchase price holdback of $250 (the "Holdback Amount (PP)"), payable in cash and due 20 business days after both parties have agreed on the final closing accounts within 30 business days after the emotion3D Closing Date; (ii) a subsidies holdback of $720 (the "Holdback Amount (Subsidies)"), payable in cash on December 31, 2025; and (iii) an indemnity holdback of $2,000 ("Holdback Amount (Indemnity)"), payable in cash with 50% due 12 months from the emotion3D Closing Date and the remainder 24 months from the emotion3D Closing Date. In December 2025, the Company settled the Holdback Amount (PP) with a credit of $102 paid to the Company and through the issuance $148 in cash, respectively. In January 2026, the Company settled the Holdback Amount (Subsidies) with a cash payment of $720. All holdbacks are maintained for the purpose of providing security against any adjustment to the amounts at closing. All of the remaining holdback balances, with the exception of 50% of the Holdback Amount (Indemnity) of $1,000 reflected in Other long-term liabilities, are reflected in Accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2025.

Total purchase consideration transferred at the emotion3D Closing Date also included contingent considerations that had a total preliminary fair value of $7,287 as of the acquisition date. The preliminary acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of up to three tranches and all are payable in cash or Class A common stock, at indie’s sole election. The first tranche of earnout pays up to a maximum of $4,000, upon achievement of total revenue target of EUR 3,650 (or $4,163) for the full year ended December 31, 2025, provided only a maximum total of EUR 2,100 can be counted towards the milestone between January 1, 2025 and the Deal Closing Date (the "First Earnout"). The second tranche of earnout pays up to a maximum of $6,000, upon achievement of a revenue target of $6,300 between January 1, 2026 through February 28, 2027 (the "Second Earnout"). In the case where the First Earnout is not achieved in full and emotion3D achieves total revenue in excess of $8,400 within the same period as relevant for the Second Earnout, emotion3D is entitled to a third tranche of earnout that pays up to a maximum of $1,250, upon achievement of a revenue target equal to $8,400 plus the corresponding revenue shortfall from the First Earnout (the "Third Earnout"). The corresponding revenue shortfall from the First Earnout is calculated by actual revenue achieved during the First Earnout measurement period and a ceiling of $4,163. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. As the potential payment of the Third Earnout is dependent upon the shortfall in the First Earnout and the over-achievement in the Second Earnout, the preliminary fair value of the Third Earnout has been considered as part of the First Earnout. The First Earnout is reflected in Contingent considerations and the Second Earnout is reflected in Other long-term liabilities in the consolidated balance sheet as of December 31, 2025.

Pro forma financial information for emotion3D is not disclosed as the results are not material to the Company’s consolidated financial statements.

Acquisition of Kinetic

On January 25, 2024 (the “Kinetic Closing Date”), indie and ADK LLC completed its acquisition of Kinetic. The acquisition was consummated pursuant to an executed APA to acquire certain research and development personnel, intellectual property and business properties from Kinetic, in support of a custom product development for a North American electric vehicle OEM. The closing consideration consisted of (i) $3,200 in cash as the Initial Cash Consideration, net of an adjustment holdback amount of $500 and an indemnity holdback amount of $800, (ii) the Production Earnout with fair value of $2,348, payable in cash or Class A common stock, subject to achievement of certain production based milestones 24 months after the Kinetic Closing Date, and (iii) the Revenue Earnout

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

with fair value of $2,251, payable in cash or Class A common stock, subject to achievement of certain revenue based milestones 12 months after the Kinetic Closing Date. The purchase price is subject to working capital and other adjustments as provided in the APA. The indemnity holdback amount was payable within five business days after the 18-month anniversary of the Kinetic Closing Date and is payable in shares of Class A common stock.

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

The Company maintained an adjustment holdback and an indemnity holdback for the purpose of providing security against any adjustment to the amounts at closing. The adjustment holdback of $500 and the indemnity holdback of $800 were both released through a cash settlement in July 2024 and August 2025, respectively.

Total purchase consideration transferred at the Kinetic Closing Date also included contingent consideration that had a total fair value of $4,599 as of the acquisition date. The acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of two tranches and both are payable in cash or Class A common stock, at indie’s election. The Production Earnout pays up to a maximum of $3,000, upon fulfillment of certain production volume of a predetermined product within 24-month period ending on January 24, 2026. The Revenue Earnout paid up to a maximum of $2,500 upon the achievement of a minimum revenue threshold of $12,000 for the 12-month period ended on January 24, 2025. The fair value of any outstanding contingent consideration liabilities was remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. In April 2025, the Company settled the Revenue Earnout through the issuance of $2,500 in cash. In December 2025, it was determined that the second tranche of the contingent consideration would not be met and the fair value was reduced to zero. There was no liability remaining on the consolidated balance sheet on December 31, 2025. The changes in fair value since the acquisition date were recorded in Other income (expense), net in the consolidated statement of operations.

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

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

Acquisition of indie Switzerland

On September 18, 2023, Ay Dee Kay Ltd. completed its acquisition of indie Switzerland, pursuant to that Share Sale and Purchase Agreement by and among Ay Dee Kay Ltd., the Company and all of the stockholders of indie Switzerland, whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of indie Switzerland. The closing consideration consisted of (i) approximately 6,613,786 shares of Class A common stock of the Company, with a fair value of $42,791; (ii) a contingent consideration with fair value of $9,755 at closing, payable in cash or Class A common stock, subject to indie Switzerland's achievement of certain revenue-based milestones through September 30, 2025; and (iii) a holdback of $2,500 subject to final release 12 months from the acquisition date payable in shares of Class A common stock. The purchase price is subject to working capital and other adjustments as provided in the Share Sale and Purchase Agreement.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired as this acquisition immediately expands the Company’s ADAS and User Experience product and technology offering to its global Tier 1 and automotive OEM customer base. Specifically, indie can now leverage indie Switzerland's technology portfolio to extend its FMCW LiDAR portfolio. The goodwill is not expected to be deductible for tax purposes.

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

Total purchase consideration transferred at closing also included contingent consideration that had a fair value of $9,755 as of the acquisition date. The acquisition date fair value of the contingent consideration was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller through the Monte Carlo simulation. The contingent consideration is comprised of two tranches, with maximum payout up to $13,500 and $6,500, respectively, both subject to indie Switzerland achieving certain revenue targets. Both tranches are payable in cash or Class A common stock, at indie’s election, up to a maximum of $20,000, upon the achievement of a revenue threshold of $19,000 for the 12-month period ended on September 30, 2024 and the achievement of a revenue threshold of $21,000 for the 12-month period ending on September 30, 2025, respectively. The fair value of any outstanding contingent consideration liabilities are remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. In November 2024, the Company settled the first tranche through the issuance of 2,845,243 shares of Class A common stock with a fair value of $9,930 at the time of issuance, and a cash payment of $2,536. In September 2025, it was determined that the second tranche of the contingent consideration was not met and the fair value was reduced to zero. There was no liability remaining on the consolidated balance sheet as of December 31, 2025. The changes in fair value since the acquisition date were recorded in Other income (expense), net in the consolidated statement of operations.

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

Developed technology relates to near-infrared super-luminescent diodes (“SLEDs”), which can be used in Fiber-Optic Gyroscopes (“FOG”) for aerospace and defense navigation systems and sensors for fiber-optic sensing applications. indie Switzerland's existing SLEDs technology is complementary to indie Canada’s fiber-optic technology and immediately expands indie’s ADAS and user experience product and technology. Developed technology was valued using relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar technologies and was further adjusted to reflect the maintenance R&D expenses associated with sustaining the technology. The economic useful life was determined to be ten years based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of indie Switzerland. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be seven years.

Backlog relates to various purchase orders in place with indie Switzerland's customers at the time of the acquisition. The fair value was determined by applying the excess earnings method of the income approach. The economic useful life was determined to be two years.

Trade name relates to the “indie Switzerland” trade name. The fair value was determined by applying the relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar brand names. The economic useful life was determined to be seven years.

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

Pro forma financial information for indie Switzerland is not disclosed as the results are not material to the Company’s consolidated financial statements.

4)
Restructuring Costs

2025 Restructuring Plan

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

The 2025 Restructuring Plan is deemed to be fundamentally different from the Company's ongoing productivity action due to its size, nature and frequency. As a result, all pre-tax charges related to such initiatives are separately reflected in Restructuring costs in the consolidated statement of operations for the year ended December 31, 2025. Liabilities associated with the 2025 Restructuring Plan are included in Accrued payroll liabilities and Accrued expenses and other current liabilities in the consolidated balance sheet for personnel and non-personnel related charges, respectively. During the year ended December 31, 2025, the Company recorded total restructuring charges of $9,066, most of which were related to personnel costs and impairment of long-lived assets. The following table summarizes the provisions, respective payments and remaining accrued balance for charges incurred as of December 31, 2025:

	Personnel Cost	Long-Lived Asset Impairment	Other Exit Costs	Total
Balance as of December 31, 2024	$—	$—	$—	$—
Provision for net charges incurred	5,132	3,725	209	9,066
Cash payments	(3,506)	—	(209)	(3,715)
Non-cash reductions	(489)	(3,725)	-	(4,214)
Other adjustments	—	—	—	—
Balance as of December 31, 2025	$1,137	$—	$—	$1,137

The 2025 Restructuring Plan was substantially completed as of December 31, 2025.

2024 Restructuring Plan

In August 2024, the Company initiated the 2024 Restructuring Plan, which consisted of actions including but not limited to, workforce and facilities reductions. These actions commenced during the third quarter of 2024 and were substantially completed at December 31, 2024. Due to the size, nature and frequency of this Plan, it is fundamentally different from the Company’s ongoing productivity actions. As a result, all pre-tax charges related to such initiatives are separately reflected in Restructuring costs in the Company’s consolidated statement of operations for the year ended December 31, 2024. Liabilities associated with the Restructuring Plan are separately reflected in Accrued payroll liabilities and Accrued expenses and other current liabilities in the Company’s consolidated balance sheet for personnel and non-personnel related charges, respectively. For the year ended December 31, 2024, the Company incurred total charges

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

of $4,332 and remaining liabilities as of December 31, 2024 totaled $884. For the year ended December 31, 2025, remaining liabilities were de minimus.

5)
Inventory

Inventory consists of the following:

	December 31,
	2025	2024
Raw materials	$9,161	$13,915
Work-in-process	31,222	19,531
Finished goods	8,235	16,441
Inventory	$48,618	$49,887

During the years ended December 31, 2025, 2024 and 2023, the Company recognized write-downs in the value of inventory of $1,654, $1,918, and $746, respectively.

6)
Property and Equipment, Net

Property and equipment, net consists of the following:

		December 31,
	Useful life	2025	2024
	(in years)
Production tooling	4	$26,194	$21,256
Lab equipment	4	17,446	14,484
Office equipment	3 - 7	12,758	10,162
Leasehold improvements	*	2,308	1,921
Construction in progress		15,010	7,597
Property and equipment, gross		73,716	55,420
Less: Accumulated depreciation		30,367	21,139
Property and equipment, net		$43,349	$34,281

* Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.

The Company recognized depreciation expense of $8,380, $6,533, and $5,367 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded $376 and $116 of impairment charges related to certain property and equipment for the years ended December 31, 2025 and 2024 as part of its 2025 Restructuring Plan and 2024 Restructuring Plan, respectively.

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

Fixed assets not yet in service, or construction in progress, consist primarily of capitalized internal-use software and certain tooling and other equipment that are not yet ready to be placed into service.

7)
Intangible Assets, Net

Intangible assets, net consist of the following:

	December 31, 2025				December 31, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.4	$137,371	$(52,477)	$84,894	5.8	$121,893	$(33,609)	$88,284
Software licenses	1.6	20,392	(12,289)	$8,103	2.8	23,706	(6,243)	17,463
Customer relationships	6.8	47,113	(14,372)	$32,741	7.6	43,159	(9,118)	34,041
Intellectual property licenses	0.3	1,962	(1,736)	$226	0.8	1,947	(1,736)	211
Trade names	4.1	26,899	(11,627)	$15,272	4.9	26,301	(7,496)	18,805
Backlog	1.3	2,696	(2,482)	$214	0.6	2,296	(1,683)	613
Effect of exchange rate on gross carrying amount		3,898	—	$3,898		(6,662)	—	(6,662)
Intangible assets with finite lives		240,331	(94,983)	145,348		212,640	(59,885)	152,755
IPR&D		50,301	—	$50,301		57,390	—	57,390
Effect of exchange rate on gross carrying amount		259	—	$259		(1,201)	—	(1,201)
Total intangible assets with indefinite lives		50,560	—	50,560		56,189	—	56,189
Total intangible assets		$290,891	$(94,983)	$195,908		$268,829	$(59,885)	$208,944

The Company obtained software licenses, which it uses for its research and development efforts related to its products. In both fiscal 2025 and 2024, the Company acquired developed technology, customer relationships, trade names, backlog and IPR&D as a result of business combinations. See Note 3 — Business Combinations for additional information. Further, during the year ended December 31, 2024, the Company acquired $20,585 of software licenses with a contractual life of three years and retired fully amortized intangible assets of $20,345 of software licenses.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. The Company monitors and assesses both the above intangible assets with finite lives and IPR&D for impairment on a periodic basis. For the year ended December 31, 2025, the Company recorded $3,260 of impairment charges related to certain software licenses as part of its 2025 Restructuring Plan (see Note 4 - Restructuring Costs). For the years ended December 31, 2024 and 2023, the Company determined that there was no impairment of intangible assets.

Amortization of intangible assets for the years ended December 31, 2025, 2024 and 2023 was $32,033, $33,244, and $26,481, respectively, and is included within Cost of goods sold, Research and development expenses, and Selling, general and administrative expenses based on their respective nature, in the consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of December 31, 2025, amortization expense for each of the next five fiscal years is expected to be as follows:

2026	$32,432
2027	26,486
2028	23,065
2029	21,371
2030	6,555
Thereafter	35,439
Total	$145,348

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

8)
Goodwill

The following table sets forth the carrying amount and activity of goodwill as of December 31, 2025:

	December 31,
	2025	2024
Balance as of the beginning of the period	$266,368	$295,096
Acquisitions (Note 3)	16,394	1,239
Measurement period adjustment for business combinations from prior year	—	(17,045)
Effect of exchange rate on goodwill	9,882	(12,922)
Balance as of the end of the period	$292,644	$266,368

During the year ended December 31, 2025, the change in goodwill was primarily related to a $16,394 increase due to the acquisition of emotion3D that was completed during the period, as well as a $9,882 increase in value due to the effect of exchange rates on goodwill.

The change in goodwill during the year ended December 31, 2024, was primarily driven by a $1,239 increase due to the acquisition of Kinetic completed during the period, a $17,045 decrease related to the completion of the purchase price allocation for indie Switzerland, as well as a $12,922 decrease in value due to effect of exchange rate on goodwill.

See Note 3 — Business Combinations for a detailed discussion of goodwill acquired as well as adjustments due to finalization of the business combination valuations.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. For the year ended December 31, 2025, the Company performed a quantitative analysis over its two reporting units on October 1 using a combination of income and market approaches. The fair value of both reporting units exceeded their carrying values. For the years ended December 31, 2024 and 2023, the Company performed a qualitative analysis over its two reporting units on October 1 and concluded that it was not more likely than not that the fair value of the reporting units were less than their carrying amount. As a result, there were no impairment of goodwill recorded during the years ended December 31, 2025, 2024 and 2023.

9)
Debt

The following table sets forth the components of debt as of December 31, 2025 and 2024:

	December 31,
	2025			2024
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$130,000	$(1,752)	$128,248	$160,000	$(3,262)	$156,738
2029 Notes	218,500	(7,223)	211,277	218,500	(8,857)	209,643
CIBC loan, due 2026	1,129	(3)	1,126	2,368	(2)	2,366
Total term loans	349,629	(8,978)	340,651	380,868	(12,121)	368,747

Revolving line of credit	12,762	(12)	12,750	12,583	(13)	12,570
Total debt	$362,391	$(8,990)	$353,401	$393,451	$(12,134)	$381,317

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

The outstanding debt as of December 31, 2025 and 2024 is classified in the consolidated balance sheets as follows:

	December 31,
	2025	2024
Current liabilities – Current debt obligations	$13,567	$12,220
Noncurrent liabilities – Long-term debt net of current maturities	339,834	369,097
Total debt	$353,401	$381,317

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

The 2029 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2029 Notes is presented net of $8,967 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of December 31, 2025 and 2024, the total carrying value of the 2029 Notes, net of unamortized discount, was $211,277 and $209,643, respectively. As of December 31, 2025, the total fair value of the 2029 Notes was $227,087 or approximately 104% of the aggregate principal amount of the 2029 Notes. As of December 31, 2024, the total fair value of the 2029 Notes was $228,333 or approximately 105% of the aggregate principal amount of the 2029 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $1,634 and $109 for the years ended December 31, 2025 and 2024, respectively, and is included in Interest Expense in the Company’s consolidated statements of operations.

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

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of December 31, 2025 and 2024, the total carrying value of the 2027 Notes, net of unamortized discount, was $128,248 and $156,738, respectively. As of December 31, 2025, the total fair value of the 2027 Notes was $124,982 or approximately 96% of the aggregate principal amount of the 2027 Notes. As of December 31, 2024, the total fair value of the 2027 Notes was $146,416 or approximately 92% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $1,050, $1,026, and $970 for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in Interest Expense in the Company’s consolidated statements of operations.

During the year ended December 31, 2022, in connection with the offering of the 2027 Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404.

In June 2025, the Company entered into several separate, privately negotiated purchase agreements to repurchase $30,000 in aggregate principal amount of the 2027 Notes at a discount. In addition to the repurchased principal, the total repurchase price of $26,844 also included transaction-related professional fees of $158. The repurchase was accounted for as an extinguishment of debt, which resulted in a pre-tax gain of $2,623, which included the accelerated recognition of unamortized issuance cost and debt discount affiliated with the repurchased principal of $515. This gain was recorded as Gain from extinguishment of debt in the Company's consolidated statements of operations for the year ended December 31, 2025. Concurrent with the repurchase, the Company repaid $143 of accrued interest associated with the repurchased principal. The repurchase of the 2027 Notes and repayment of accrued interest were funded by the Company's on-hand cash. Upon completion of this repurchase, $130,000 principal amount of the 2027 Notes remains outstanding.

indie Semiconductor Revolving Line of Credit

On March 29, 2024, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance was due and payable in full on March 28, 2025. This revolving line of credit was renewed on March 29, 2025, and the outstanding principal balance is due and payable in full on March 27, 2026. Interest is payable monthly beginning on May 1, 2025 through the maturity date. This line of credit required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo, which resulted in total restricted cash of $10,000 as of December 31, 2025. Fees of $50 incurred will be amortized over the life of the credit agreement. This revolving line of credit had an outstanding balance of $10,000 as of December 31, 2025. During the year ended December 31, 2025, the Company paid $581 in interest expense, which represented a weighted average interest rate of approximately 5.8% and the non-cash interest was de minimus. During the year ended December 31, 2024, both cash and non-cash interest expense were de minimus.

indie Canada Revolving Credit

In connection with the acquisition of indie Canada on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. At December 31, 2025

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

and 2024, the outstanding principal balance of the loan was $1,129 and $2,368 (or CAD 1,548 and CAD 3,405), respectively. During the year ended December 31, 2025 and 2024, both cash and non-cash interest expense were de minimus.

indie Canada also has an authorized credit facility up to CAD6,000 at December 31, 2025 and 2024, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of $6,000. This line of credit had an outstanding balance of $2,453 and $2,583 (or CAD 3,363 and CAD 3,713) as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025 and 2024, both cash and non-cash interest expense were de minimus.

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

The table below sets forth the components of interest expense for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$6,591	$7,220	$7,200
Amortization of discount and issuance cost	1,050	1,026	970
Total interest expense related to the 2027 Notes	7,641	8,246	8,170
Interest expense on the 2029 Notes
Stated interest at 3.50% per annum	7,648	524	—
Amortization of discount and issuance cost	1,634	109	—
Total interest expense related to the 2029 Notes	9,282	633	—
Interest expense on other debt obligations:
Contractual interest	669	342	455
Amortization of discount and issuance cost	50	37	25
Total interest expense related to other debt obligations	719	379	480

Total interest expense	$17,642	$9,258	$8,650

The future maturities of the debt obligations are as follows:

2026	$13,891
2027	130,000
2028	—
2029	218,500
2030	—
Total	$362,391

10)
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

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

There is no liability remaining on the Company’s consolidated balance sheet as of the years ended December 31, 2025 and 2024.

11)
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

As of December 31, 2021, there was no liability remaining on the consolidated balance sheet.

Contingent Considerations

On May 13, 2020, in connection with the acquisition of City Semiconductor, Inc. (“City Semi”), the Company recorded contingent consideration as a long-term liability at an initial fair value of $1,180. The contingent consideration is comprised of two tranches. The first tranche was payable, up to a maximum of $500, upon the achievement of cash collection targets within 12 months of the acquisition, and $456 was achieved in May 2021. The second tranche was payable, up to a maximum of $1,500, upon the shipment of a product incorporating the acquired developed technology. In September 2021, the Company paid off the first tranche of the contingent consideration. In April 2023, the Company settled $500 of the $1,500 second tranche through the issuance of 73,311 shares of Class A common stock with a fair value of $608 at the time of issuance. In January 2024, the Company settled $500 of the $1,000 second tranche through the issuance of 62,562 shares of Class A common stock with a fair value of $500 at the time of issuance. The fair value of the remaining $500 second tranche contingent consideration liabilities was $500 as of December 31, 2024. On January 2, 2025, the second tranche of contingent consideration was settled through the issuance of 114,127 shares of Class A common stock with a fair value of $480 at the time of issuance and a cash payment of $34. There was no liability remaining on the consolidated balance sheet on December 31, 2025.

On January 4, 2022, in connection with the acquisition of Symeo, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,390 and $3,446, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 by March 31, 2023. The second tranche was

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

payable upon Symeo’s achievement of a revenue threshold of $6,000 by March 31, 2024. On October 26, 2023, the Company issued 363,194 of Class A common stock, with a fair value of $1,900 at the time of issuance to Analog Devices, Inc., as final settlement for the achievement of the first tranche of the contingent considerations. The second tranche of contingent consideration liability was fully released during the year ended December 31, 2024 as the earnout milestone was not met. The final change in fair value of $7 was recorded in Other income (expense), net in the consolidated statement of operations for the year ended December 31, 2024. There was no liability remaining on the consolidated balance sheet on December 31, 2025.

On February 21, 2023, in connection with the acquisition of indie FFO, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $4,155 and $5,085, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $5,000 for the 12-month period ending on February 21, 2024. The second tranche was payable upon indie FFO’s achievement of a revenue threshold of $7,000 for the 12-month period ending on February 21, 2025. Both tranches were payable in cash or in Class A common stock at indie’s discretion. Should indie elect to pay in Class A common stock, the number of shares issuable equals the earnout amount divided by a VWAP for 20 days ending prior to the due date for payment. In May 2024, the Company settled the first tranche through the issuance of 1,103,140 shares of Class A common stock with a fair value of $6,045 at the time of issuance. The fair value of the second tranche contingent consideration liability as of December 31, 2024 was reduced to zero. In February 2025, the second tranche of the contingent consideration was not met. The change in fair value since the acquisition date was recorded in Other income (expense), net in the consolidated statement of operations. There was no liability remaining on the consolidated balance sheet on December 31, 2025.

On March 3, 2023, in connection with the acquisition of GEO, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $38,828 and $20,452, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $20,000 for the 12-month period ended on March 31, 2024. The second tranche was payable upon GEO’s achievement of a revenue threshold of $10,000 for the 6-month period ended on September 30, 2024. Both tranches were payable in cash or Class A common stock, at indie’s election and the number of shares issuable equals the earnout amount divided by the Earnout Parent Trading Price. Payment in cash was determined by the number of shares payable multiplied by the Earnout Parent Trading Price. In May 2024, the Company settled the first tranche through the issuance of 6,096,951 shares of Class A common stock with a fair value of $40,667 at the time of issuance. In December 2024, the Company settled the second tranche through the issuance of 1,015,621 shares of Class A common stock with a fair value of $4,459 at the time of issuance. The change in fair value since the acquisition date was recorded in Other income (expense), net in the consolidated statement of operations. There was no liability remaining on the consolidated balance sheet on December 31, 2025.

On September 18, 2023, in connection with the acquisition of indie Switzerland, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $7,328 and $2,427, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $19,000 for the 12-month period ended on September 30, 2024. The second tranche was payable upon indie Switzerland's achievement of a revenue threshold of $21,000 for the 12-month period ending on September 30, 2025. Both tranches are payable in cash or in shares at indie’s discretion. On November 7, 2024, the first tranche of contingent consideration was settled through the issuance of 2,845,243 shares of Class A common stock with a fair value of $9,930 at the time of issuance, and cash payment of $2,536. In September 2025, it was determined that the second tranche of the contingent consideration was not met and the fair value was reduced to zero. There was no liability remaining on the consolidated balance sheet on December 31, 2025. The changes in fair value since the acquisition date were recorded in Other income (expense), net in the consolidated statement of operations.

On January 25, 2024, in connection with the acquisition of Kinetic, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $2,251 and $2,348, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $12,000 for the 12-month period ended on January 25, 2025. The second tranche is payable upon achievement of certain production-based milestones for the 24-month period ending on January 25, 2026. Both tranches are payable in cash or in shares at indie’s discretion. In April 2025, the Company settled the first tranche through the issuance of $2,500 in cash. In December 2025, it was determined that the second tranche of the contingent consideration would not be met and the fair value was reduced to zero. There was no liability remaining on the consolidated balance sheet on December

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

31, 2025. The changes in fair value since the acquisition date were recorded in Other income (expense), net in the consolidated statement of operations.

On September 26, 2025, in connection with the acquisition of emotion3D, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $3,092 and $4,195, respectively. The contingent consideration is comprised of three tranches. Total purchase consideration transferred at the Deal Closing Date also included contingent consideration that had a total preliminary fair value of $7,287 as of the acquisition date. The preliminary acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of up to three tranches and all are payable in cash or Class A common stock, at indie’s sole election. The First Earnout pays up to a maximum of $4,000, upon achievement of a total revenue target of EUR 3,650 (or $4,163) for the full year ended December 31, 2025, provided only a maximum total of EUR 2,100 can be counted towards the milestone between January 1, 2025 through the Deal Closing Date. The Second Earnout pays up to a maximum of $6,000, upon achievement of revenue target of $6,300 between January 1, 2026 through February 28, 2027. In the case where the First Earnout is not achieved in full and emotion3D achieves total revenue in excess of $8,400 within the same period as relevant for the Second Earnout, emotion3D is entitled to the Third Earnout that pays up to a maximum of $1,250, upon achievement of a revenue target equal to $8,400 plus the corresponding revenue shortfall from the First Earnout. The corresponding revenue shortfall from the First Earnout is calculated by actual revenue achieved during the First Earnout measurement period and a ceiling of $4,163. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the consolidated statement of operations. As the potential payment of the Third Earnout is dependent upon the shortfall in the First Earnout and the over-achievement in the Second Earnout, the preliminary fair value of the Third Earnout has been considered as part of the First Earnout. The First Earnout is reflected in Contingent considerations and the Second Earnout is reflected in Other long-term liabilities in the consolidated balance sheet as of December 31, 2025. The fair value of the first, second, and third tranche contingent consideration liabilities as of December 31, 2025 was $611, $4,179, and $696, respectively.

See Note 3 — Business Combinations for additional information.

12)
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

At December 31, 2025 and 2024, the Company held currency forward contracts with an aggregated notional amount of $10,046 and $28,160, respectively, to sell United States dollars and to buy various foreign currencies such as Canadian dollars and Euro, among others, at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the consolidated statement of operations. During the years ended December 31, 2025, 2024 and 2023, the Company recorded a net gain (loss) of $821, ($1,649) and ($848), respectively.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
emotion3D GmbH Contingent Consideration - First Tranche	$—	$—	$611	$611
emotion3D GmbH Contingent Consideration - Second Tranche	$—	$—	$4,179	$4,179
emotion3D GmbH Contingent Consideration -Third Tranche	$—	$—	$696	$696
emotion3D Subsidies Holdback	$720	$—	$—	$720
emotion3D Indemnity Holdback	$2,000	$—	$—	$2,000

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Kinetic Contingent Consideration — First Tranche	$—	$—	$2,455	$2,455
Kinetic Contingent Consideration — Second Tranche	$—	$—	$1,908	$1,908
indie Switzerland Contingent Consideration — Second Tranche	$—	$—	$634	$634
GEO Indemnity Holdback	$6,344	$—	$—	$6,344
City Semi Contingent Consideration — Second Tranche	$—	$—	$500	$500

As of December 31, 2025 and 2024, the Company’s cash and cash equivalents, including restricted cash, were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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

Because the acquisition related to emotion3D occurred within the last twelve months, the significant information to be obtained and analyzed and the fact that emotion3D resides in a foreign jurisdiction, the Company’s fair value estimates for the associated contingent consideration were valued based on a probability method as of December 31, 2025.

See Note 11 — Contingent and Earn-Out Liabilities for additional information of our Level 3 disclosures.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	December 31, 2025	December 31, 2024
	Input	Input
Liabilities:
emotion3D GmbH Contingent Consideration - Second Tranche
Market yield rate	10.53%	N/A
Scenario probability	80.00%	N/A
emotion3D GmbH Contingent Consideration - Third Tranche
Market yield rate	10.53%	N/A
Scenario probability	64.00%	N/A
Kinetic Contingent Consideration - First Tranche
Market yield rate	N/A	7.34%
Scenario probability	N/A	100.00%
Kinetic Contingent Consideration - Second Tranche
Market yield rate	N/A	7.68%
Scenario probability	N/A	70.00%
indie Switzerland Contingent Consideration — Second Tranche
Discount rate	N/A	10.20%
Volatility	N/A	60.00%
City Semi Contingent Consideration — Second Tranche
Discount rate	N/A	12.65%

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

13)
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

The Wuxi EIP was approved by Wuxi’s Board of Directors and is a long-term incentive plan under which equity awards may be granted to employees of Wuxi in the form of options to purchase Wuxi common shares at a fixed strike price in the future after certain vesting conditions are met and which are then subject to certain holding conditions (“Options”). Options granted under the Wuxi EIP are equity-classified awards and subject to vest either six years from the grant date or when Wuxi achieves a successful IPO on a local stock exchange, whichever that is later. No compensation cost will be recognized until a qualifying event (i.e., IPO) is deemed probable to occur as these Options are considered to have no value until an IPO becomes probable. Upon occurrence of the qualifying event, the compensation cost will be recognized in full for vested Options. As of December 31, 2025 and 2024, there was $11,802 of total unrecognized compensation cost related to these Options. These unrecognized compensation costs will be recognized in full when a qualifying event satisfying the in-substance performance condition becomes probable.

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

Stock Repurchase Program

On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase Class A common stock. This was inclusive of the concurrent repurchase of shares of Class A common stock described in Note 9 — Debt, under the 2027 Notes, which allowed for a portion of net proceeds to be used to repurchase up to $25,000 of Class A common stock. For the year ended December 31, 2022, in connection with the concurrent repurchase, the Company has repurchased 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404. There were no repurchases of common stock for the year ended December 31, 2025 or 2024, respectively. As of December 31, 2025, there is $42,596 available for future repurchase under the program.

14)
Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie, such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase over time as the exchanges occur. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s consolidated financial statements. The Company’s ownership of ADK LLC was approximately 92% and 91% as of December 31, 2025 and 2024, respectively.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”), which can be exchanged to Class A common stock at an exchange ratio of one to one. The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of December 31, 2025 and 2024, the Company had an aggregate of 16,521,251 and 17,671,251 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held approximately 59% voting control and approximately 34.38% ownership interest in Wuxi as of December 31, 2025 and 2024, respectively. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the consolidated balance sheets. As of December 31, 2025, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s consolidated financial statements.

15)
Revenue

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

The following tables present revenue disaggregated by geography of the shipping location for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
United States	$33,386	$38,197	$53,558
Greater China	102,872	98,307	101,323
Europe	42,855	37,337	36,042
South Korea	15,049	15,211	18,768
Rest of North America	3,229	4,438	8,475
Rest of Asia Pacific	18,498	21,245	2,949
South America	1,505	1,947	2,054
Total	$217,394	$216,682	$223,169

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

The following table presents the assets and liabilities associated with the engineering services contracts recorded on the consolidated balance sheet as of December 31, 2025 and 2024:

		December 31,
	Balance Sheet Classification	2025	2024
Unbilled revenue	Prepaid expenses and other current assets	$4,814	$9,154
Contract liabilities	Accrued expenses and other current liabilities	$4,601	$2,735

During the year ended December 31, 2025, 2024 and 2023, the Company recognized $2,001, $1,708, and $1,734, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2025, the amount of performance obligations that have not been recognized as revenue was $2,139, of which approximately 100% is expected to be recognized as revenue over the next 12 months. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.

Concentrations

As identified below, one of our customers accounted for more than 10% of the Company’s total revenue for the year ended December 31, 2023. No individual customer accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024	2023
Customer A	6.0%	9.3%	14.8%

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

The loss of this customer would have a material impact on the Company’s consolidated financial results.

Two large customers represented 11% and 10% of accounts receivable as of December 31, 2025, respectively. One large customer represented 11% of accounts receivable as of December 31, 2024. No other individual customer represented more than 10% of accounts receivable at December 31, 2025 and 2024, respectively.

16)
Share-Based Compensation

2021 Omnibus Equity Incentive Plan

The Company’s Board of Directors adopted the indie Semiconductor, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) effective June 10, 2021, which provides for the granting of nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, performance stock awards, unrestricted stock awards, distribution equivalent rights or any combination of the foregoing to employees and directors for a total of 10,368,750 shares. On June 22, 2022, the Company’s Board of Directors and stockholders approved an increase of shares by 10,500,000 to a total of 20,868,750 shares. On June 21, 2023, June 13, 2024, and June 4, 2025, the Company’s Board of Directors and stockholders approved an amendment to the 2021 Omnibus Equity Incentive Plan to increase the number of shares of Class A common stock reserved for issuance thereunder by 7,000,000 shares, 7,000,000 shares and 17,000,000 shares, to a current approved total of 51,868,750 shares. The primary purpose of the 2021 Plan is to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors.

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

As of December 31, 2025, there were 10,772,489 award units available for future grant under the 2021 Plan.

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

The EEPP commenced its first plan period on August 16, 2023 for the Section 16 officers and on September 1, 2023 for the employees. For the year ended December 31, 2025, 2024 and 2023, the Company incurred $9,362, $19,789 and $4,099 in share-based compensation expense associated with this program, respectively, inclusive of the value of the stock issued in lieu of the cash based salary.

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

As of December 31, 2025, there were 2,441,611 Class A common stock shares available for future grant under the 2023 Inducement Plan. For the year ended December 31, 2025, 2024 and 2023 the Company incurred $4,284, $5,787 and $3,730 in share-based compensation expense associated with this program, respectively.

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

The following table sets forth the share-based compensation for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold	$1,432	$985	$363
Research and development	39,600	43,449	25,750
Selling, general, and administrative	23,621	22,375	17,597
Restructuring costs	455	431	—
Total	$65,108	$67,240	$43,710

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

Total stock compensation expense for the year ended December 31, 2025 above included an accrual of $3,500 that represents awards issuable upon distribution of the Company’s annual incentive plan. There was no accrual for distribution of the Company’s annual incentive plan for either years ended December 31, 2024 and 2023.

The following table sets forth the changes in the Company’s outstanding 2021 Omnibus Equity Incentive Plan non-option awards for the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted average grant date fair value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Nonvested shares as of December 31, 2023	13,652,946	$6.80
Granted	10,449,306	$6.08
Vested	(7,565,367)	$6.76	—
Forfeited	(1,710,039)	$7.23
Nonvested shares as of December 31, 2024	14,826,846	$7.09
Granted	15,265,807	$3.63
Vested	(11,213,339)	$5.28	—
Forfeited	(3,133,046)	$7.09
Nonvested shares as of December 31, 2025	15,746,268	$5.01

As of December 31, 2025 there was $41,141 of total unrecognized compensation costs related to all nonvested shares, which is expected to be recognized over a weighted-average remaining vesting period of 1.2 years.

The following table sets forth the changes in the Company’s outstanding 2023 Inducement Plan non-option awards for the year ended December 31, 2025 and 2024:

	Number of Shares	Weighted average grant date fair value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Nonvested shares as of December 31, 2023	1,614,463	$8.97
Granted	1,071,639	$6.16
Vested	(548,986)	$8.75	—
Forfeited	(269,800)	$9.23
Nonvested shares as of December 31, 2024	1,867,316	$7.48
Granted	1,351,300	$4.01
Vested	(728,579)	$7.53	—
Forfeited	(306,723)	$6.35
Nonvested shares as of December 31, 2025	2,183,314	$5.48

As of December 31, 2025 there was $9,760 of total unrecognized compensation costs related to all nonvested shares, which is expected to be recognized over a weighted-average remaining vesting period of 2.5 years.

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

The following table sets forth the changes in the Company’s outstanding options in the 2021 Plan for the years ended December 31, 2025 and 2024:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2023	318,208	$10.58	8.08	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(17,743)	$6.60
Outstanding at December 31, 2024	300,465	$10.82	7.06	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(54,640)	$8.75
Outstanding at December 31, 2025	245,825	$11.28	6.03	$—
Exercisable at December 31, 2025	184,364	$11.28	6.03	$—
Vested or expected to vest	184,364	$11.28	6.03	$—

There were no options granted for both years ended December 31, 2025 or 2024.

There were no stock options exercised under the 2021 Plan during the years ended December 31, 2025 and 2024.

As of December 31, 2025, the Company had $11 of unrecognized stock-based compensation expense related to stock options. This cost is expected to be recognized over a weighted-average period of 0.4 year.

There were no options granted under the 2023 Inducement Plan for both years ended December 31, 2025 and 2024.

indie Canada Option Plan

On October 12, 2021, the Company assumed fully vested indie Canada options, which became exercisable to purchase 1,542,332 shares of indie Class A common stock with a fair value of $17,249 in connection with the acquisition. The options have a 10-year term from the original grant date. The consummation of the indie Canada acquisition is considered to be a qualifying liquidation event per the original option plan, all of the options became fully vested upon the acquisition date. As such, there is no further stock-based compensation expense to be recognized.

The following table sets forth the changes in the Company’s outstanding options for the years ended December 31, 2025 and 2024:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2023	924,680	$0.17	3.82	$7,343
Exercised	(297,017)	$0.18
Forfeited or expired	—	$—
Outstanding at December 31, 2024	627,663	$0.16	2.81	$2,470
Exercised	(117,885)	$0.05
Forfeited or expired	(6,388)	$3.59
Outstanding at December 31, 2025	503,390	$0.16	1.80	$1,718
Exercisable at December 31, 2025	503,390	$0.16	1.80	$1,718
Vested or expected to vest	503,390	$0.16	1.80	$1,718

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

17)
Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(150,712)	$(144,187)	$(128,832)
Less: Net loss attributable to noncontrolling interest	(7,646)	(11,584)	(11,207)
Net loss attributable to common stockholders — basic	$(143,066)	$(132,603)	$(117,625)

Net loss attributable to common shares — dilutive	$(143,066)	$(132,603)	$(117,625)

Denominator:
Weighted average shares outstanding — basic	197,246,432	175,029,650	145,188,867

Weighted average common shares outstanding—diluted	197,246,432	175,029,650	145,188,867

Net loss per share attributable to common shares— basic	$(0.73)	$(0.76)	$(0.81)
Net loss per share attributable to common shares— diluted	$(0.73)	$(0.76)	$(0.81)

The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, unexercised options, earn-out shares, escrow shares, and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The 2029 Notes Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the years ended December 31, 2025, 2024 and 2023, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be antidilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated as their inclusion would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024	2023
Unvested Class B units	—	—	61,683
Unvested Phantom units	—	—	290,138
Unvested Restricted stock units	17,929,582	16,694,162	14,915,588
Convertible Class V common shares	16,521,251	17,671,251	18,694,332
Unexercised options	61,461	150,240	223,753
Earn-out Shares	5,000,000	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000	1,725,000
2027 Convertible notes into Class A common shares	15,026,297	18,497,110	18,497,110
2029 Convertible notes into Class A common shares	42,524,208	42,524,208	—
	98,787,799	102,261,971	59,407,604

18)
Income Taxes

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of specific categories in the rate reconciliation, as well as additional information on income taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements.

The components of loss before income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$(151,679)	$(144,808)	$(140,371)
Foreign	(2,046)	(1,301)	7,005
Total	$(153,725)	$(146,109)	$(133,366)

The components of the benefits for income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Current expense:
Federal	$95	$41	$96
State	—	69	23
Foreign	1,215	1,886	766
Total current expense:	$1,310	$1,996	$885
Deferred expense:
Federal	$(128)	$(4)	$(2,000)
State	11	(5)	(5)
Foreign	(4,206)	(3,909)	(3,414)
Total deferred expense:	$(4,323)	$(3,918)	$(5,419)
Total income tax benefit	$(3,013)	$(1,922)	$(4,534)

A reconciliation of the federal statutory income tax rate to the effective tax rate for the year ended December 31, 2025 after the adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31,
	2025
	(in thousands)	Percent
Income tax provision at U.S. statutory federal rate	$(32,282)	21.00%
Foreign tax effects
Canada
Provincial income tax provision	(2,200)	1.42%
Change in valuation allowance	2,069	(1.34)%
Other	(382)	0.25%
China	(1,931)	1.25%
Other	(117)	0.08%
Change in valuation allowance	29,062	(18.75)%
Other
Noncontrolling interest	2,851	(1.84)%
Other	(83)	0.01%
Provision for income taxes	$(3,013)	1.91%

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

A reconciliation of the federal statutory income tax rate to the effective tax rate for years prior to the adoption of ASU 2023-09 is as follows:

	2024	2023
Income tax provision at U.S. statutory federal rate	$(30,683)	$(27,721)
State income tax provision, net of federal income tax effect	389	(1,216)
Foreign rate differential	(1,571)	(2,445)
Noncontrolling interest	2,965	4,858
Change in valuation allowance	24,358	19,511
Section 162(m) addback on executive compensation	—	565
GILTI inclusion, net	4,102	2,881
Other	(1,482)	(967)
Provision for income taxes	$(1,922)	$(4,534)

The components of deferred tax assets (liabilities) as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Investment in Ay Dee Kay, LLC	$50,477	$58,005
Net operating loss (“NOL”) carryforwards	93,492	68,102
Tax credits	11,434	6,789
Other deferred tax assets	13,174	9,696
Total deferred tax assets before valuation allowance	168,577	142,592
Valuation allowance	(162,194)	(137,444)
Deferred tax assets – net of valuation allowance	$6,383	$5,148

Intangibles	$(17,178)	$(15,659)
Other deferred tax liabilities	(1,064)	(1,149)
Total deferred tax liabilities	(18,242)	(16,808)
Net deferred tax liabilities	$(11,859)	$(11,660)

The Company did not have any material tax payments or refunds during the year ended December 31, 2025.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2025 and 2024, are as follows:

	2025	2024
Valuation Allowance as on January 1st	$137,444	$109,701
Increases recorded to tax provision	26,138	27,743
Decreases recorded as a benefit to income tax provision	(1,388)	—
Valuation Allowance as on December 31st	$162,194	$137,444

As of December 31, 2025, the Company has $91,495 of deferred tax assets in domestic NOLs, which was primarily related to U.S. Federal NOLs of $423,400. The U.S. Federal NOLs are comprised of NOLs with an indefinite carry-forward pursuant to the Tax Cuts and Jobs Act of 2017, and NOLs that will begin to expire if not utilized by 2029. The Company also recorded $9,016 of California NOLs, which have a carry-forward period of 20 years, and will begin to expire if not utilized by 2041. The Company also has $1,739 of NOLs in China which have a 5-year carry-forward period and $7,704 of NOLs in Germany which have an indefinite carryforward period and are subject to annual change-of-control utilization limitations, $3,838 federal NOLs in Canada which have a 20-year carry-forward period, and $3,825 NOLs in Canadian provinces which also have a 20-year carry-forward period.

In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, such as past operating results, forecasted earnings, prudent and feasible tax planning strategies, and the future realization of the tax benefits of existing temporary differences in accordance with the relevant accounting guidance under ASC 740. Based on forecasted earnings,

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

the Company does not reasonably anticipate future taxable income in the U.S. jurisdiction. Further, when considering its history of generating net operating losses, management concluded that it is more likely than not that the Company’s domestic deferred assets will not be realized and continues to maintain a full valuation allowance for U.S. domestic deferred tax assets as of December 31, 2025. Additionally, due to a history of losses and forecasted earnings the Company does not reasonably anticipate that it will realize a benefit of Canada deferred tax assets and maintains a full valuation allowance over them as of December 31, 2025.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at January 1st	$696	$696	$—
Additions for purchase accounting	—	—	696
Balance at December 31st	$696	$696	$696

The Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes expense or tax benefits for the difference between the financial reporting basis over the tax basis of its investments in foreign subsidiaries to the extent such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S. The Company reviews its indefinite reinvestment assertion on a quarterly basis and evaluates its plans for reinvestment. This includes a review of the Company’s ability to control repatriation, its ability to mobilize funds without triggering basis differences, and the profitability of U.S. operations, their cash requirements and the need, if any, to repatriate funds. If the Company’s intent and ability with respect to reinvestment of earnings of non-U.S. subsidiaries changes, deferred U.S. income taxes, foreign income taxes, and foreign withholding taxes may have to be accrued. For the year ended December 31, 2025, the Company intends to indefinitely reinvest earnings and profits, and has not recorded a deferred tax liability.

The Company files a federal income tax return and various state income tax returns in the United States. The Company's tax returns for years 2012-2024 remain open to examination by the IRS, and tax years 2019-2024 remain open to California State Tax examination. Additionally, ADK LLC files a federal and various state partnership returns. ADK LLC's tax returns for years 2022-2024 remain open to examination by the IRS, and tax years 2021-2024 remain open to California State Tax examination.

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

The Company records tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2025, the Company has not recorded any uncertain tax positions in its financial statements.

The Company records interest and penalties related to unrecognized tax benefits in provision of income taxes. As of December 31, 2025, no accrued interest or penalties are recorded in the consolidated balance sheets, and the Company has not recorded any related expenses.

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

19)
Leases

The Company’s lease arrangements consist primarily of corporate and manufacturing facility agreements. The leases expire at various dates through 2035, some of which include options to extend the lease term. The options with the longest potential total lease term consist of options for extension of up to five years following expiration of the original lease term. All of the leases are operating leases. The Company is headquartered in Aliso Viejo, California and has various research and design centers, sales support offices, and manufacturing facilities throughout the world. The key lease terms for the principal locations are summarized below:

The Company holds a six-year operating lease for its 18,000 square foot headquarters in Aliso Viejo, California, which is payable monthly with periodic rent adjustments over the lease term. The lease required a security deposit of $30, which is recorded in other assets on the Company’s consolidated balance sheets. In November 2022, this lease was extended through the end of October 2028. Rent expense is approximately $40 per month.

In October 2021, the Company entered into a five-year operating lease for its design center in Austin, Texas. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expires in June 2027. Rent expense is approximately $14 per month.

In May 2021, the Company entered into a seven-year operating lease for a location in Detroit, Michigan, which is payable monthly with periodic rent adjustments over the lease term. The lease will expire in 2028 with a monthly rent of approximately $24 per month.

In March 2024, the Company entered into a six-year operating lease for an office in San Jose, California. Rent for the associated office is payable monthly over the lease term, which expires in April 2030. The lease requires a security deposit of $210. Rent expense is approximately $94 per month.

The Company holds a five-year operating lease for its Scotland Design Center in Edinburgh, Scotland, which is payable monthly with periodic rent adjustments over the lease term. On April 1, 2024, this lease was extended through the end of June 2029. Rent expense is approximately $18 per month.

The Company holds an operating lease for its location in Haifa, Israel. In February 2024, this lease was renewed for three-years through the end of January 2027. Rent expense is approximately $16 per month.

In August 2023, the Company entered into a ten-year operating lease for an office in Ontario, Canada in connection with the acquisition of GEO. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expires in February 2033. Rent expense is approximately $13 per month.

In October 2021, the Company acquired indie Canada and assumed its existing operating lease for an office building and a warehouse in Quebec City, Canada. Rent for the associated office is payable at approximately $58 per month. The lease will expire on May 31, 2032.

In September 2023, the Company entered into a five-year operating lease for an office in Schlieren, Switzerland in connection with the acquisition of indie Switzerland. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expires in February 2028. Rent expense is approximately $15 per month.

In November 2022, the Company entered into an operating lease in Shanghai, China. Rent expense is approximately $14 per month. This lease will expire on January 15, 2026.

In November 2022, the Company entered into a three-year operating lease in Suzhou, China. This lease was extended through the end of November 2026. Rent expense is approximately $7 per month.

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

The company holds an operating lease for its location in Budapest, Hungary. In May 2024, this lease was renewed for two-years through the end of June 2026. Rent expense is approximately $7 per month.

In January 2024, the Company entered into a five-year operating lease in Frankfurt (Oder), Germany. Rent expense is approximately $9 per month. This lease will expire on December 31, 2028.

In May 2025, the Company entered into a ten-year operating lease in Nuremburg, Germany. Rent for the associated office is payable monthly with periodic rent adjustments over the lease term, which expires in April 2035. Rent expense is approximately $10 per month.

The total monthly rent for the remaining locations of the Company around the world is not material.

The Company recorded $882 of impairment charges related to certain right-of-use assets for the year ended December 31, 2024 as part of its restructuring initiative that commenced in August 2024 (see Note 4 - Restructuring costs).

The table below represents lease-related assets and liabilities recorded on the consolidated balance sheet as of December 31, 2025 and 2024 are as follows:

	Balance Sheet Classification	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$14,363	$16,107

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$3,227	$2,984
Operating lease liabilities (noncurrent)	Operating lease liability, non-current	13,046	14,278
Total lease liabilities		$16,273	$17,262

Lease Costs

The following lease costs were included in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$4,280	$4,237	$3,406
Short-term lease cost	—	—	17
Variable lease cost	586	473	179
Total lease cost	$4,866	$4,710	$3,602

Supplemental Information

The table below presents supplemental information related to operating leases as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$4,174	$3,888
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,123	$5,172
Weighted average remaining lease term — operating leases	5.03 years	5.37 years
Weighted average discount rate — operating leases	6.56%	6.47%

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as December 31, 2025:

2026	$4,193
2027	4,120
2028	3,834
2029	2,866
2030	1,759
Thereafter	2,388
Total minimum lease payments	19,160
Less imputed interest	(2,887)
Present value of future minimum lease payments	16,273
Less current obligations under leases	(3,227)
Long-term lease obligations	$13,046

20) Commitments and Contingencies

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

Royalty Agreement

The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the years ended December 31, 2025, 2024 and 2023 was $2,096, $2,325, and $3,808, respectively. These expenses are included in cost of goods sold in the consolidated statements of operations. Accrued royalties of $169 and $658 are included in Accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of December 31, 2025 and 2024, respectively.

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

Tax Distributions

To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during both the years ended December 31, 2025 and 2024.

21) Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2025	2024
Holdbacks and deferred payments for business combination	1,720	7,050
Accrued taxes	4,858	3,113
Operating lease liabilities, current	3,227	2,984
Deferred revenue	4,601	2,735
Accrued interest	1,396	1,679
Accrued royalties	169	658
Other (1)	8,801	11,078
Accrued expenses and other current liabilities	$24,772	$29,297

(1)
Amount represents accruals for various operating expenses such as professional fees, open purchase orders and other estimates that are expected to be paid within the next 12 months.

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

22) Geographical Information

Long-lived assets include property and equipment, net, which were based on the physical location of the assets as of the end of period presented:

	December 31,
	2025	2024
United States	$19,135	$13,640
Canada	2,945	3,657
Germany	8,666	6,585
China	8,342	6,882
Israel	684	1,095
Switzerland	3,123	1,826
Rest of world	454	596
Total	$43,349	$34,281

23) Segment Reporting

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

24) Divestiture of Wuxi

On October 27, 2025, the Company, through its subsidiary Ay Dee Kay, LLC, entered into an Asset Purchase Agreement (the “Wuxi Agreement”) with United Faith Auto-Engineering Co., Ltd., a publicly-listed company in the People’s Republic of China (“United Faith”), pursuant to which indie has agreed to sell ADK’s entire 34.38% of the outstanding equity interest in Wuxi indie Microelectronics Technology Co., Ltd., a Chinese entity (“Wuxi”) to United Faith (the “Wuxi Divestiture”).

Pursuant to the Wuxi Agreement, subject to the satisfaction of closing conditions and receipt of all required regulatory approvals, United Faith will purchase all of ADK’s outstanding equity interest in Wuxi for a total gross transaction consideration of RMB 960,834, or approximately $134,893 (based on the exchange rate in effect on October 24, 2025), payable in cash to ADK, net of applicable local taxes.

The Wuxi Agreement contains certain customary representations, warranties and covenants. The representations and warranties of parties under the Wuxi Agreement will not survive closing, and there is no post-closing indemnification arrangement for breaches of representations, warranties or covenants. The Wuxi Agreement’s covenants include obligations of (i) ADK to assist Wuxi to maintain its ordinary course of business operations during the period between signing the Wuxi Agreement and closing the Wuxi Divestiture, (ii) United Faith to use reasonable best efforts to obtain its shareholder approval of the purchase of all of the outstanding equity of Wuxi (the “Whole Transaction”), (iii) both ADK and United Faith to use reasonable best efforts to cooperate with Wuxi to prepare documents and make all filings necessary to complete the Wuxi Divestiture, and (iv) both parties to register the Wuxi Divestiture and the Whole Transaction with the relevant authorities, as may be applicable.

INDIE SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and share amounts and per unit and per share amounts)

The Wuxi Agreement also contains customary closing conditions, including (i) receipt of shareholder approval of the Whole Transaction by United Faith’s shareholders and (ii) the receipt of all required regulatory approvals of the Whole Transaction, including approval by the Shenzhen Stock Exchange and the China Securities Regulatory Commission.

The Wuxi Agreement may be terminated prior to closing (i) upon mutual agreement by both parties, (ii) by ADK, should United Faith fail to obtain its shareholder approval of the Whole Transaction, (iii) by ADK, should United Faith fail to obtain all necessary regulatory approvals for the Whole Transaction within eighteen (18) months of the signing date, (iv) by either party, should the other party materially breach any representation, warranty or covenant in the Wuxi Agreement; and (v) by either party, upon the occurrence of a Force Majeure (as such term is defined in the Wuxi Agreement) which effects continue for thirty (30) days or more, rendering a party unable to continue performance under the Wuxi Agreement.

The Wuxi Divestiture has been approved by the Boards of Directors of both indie and United Faith.

During the period between entering into the Wuxi Agreement and prior to closing the Wuxi Divestiture, the divestiture of Wuxi will meet the criteria to be reported as discontinued operations when indie determines that it is probable that United Faith will receive all necessary local regulatory approvals within the requisite period under applicable accounting guidance. Upon the completion of this potential Wuxi Divestiture, indie will fully deconsolidate the financial results of Wuxi and in return, recognize a pre-tax gain/loss, which would be presented in indie’s then consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, Wuxi accounted for 43%, 38% and 31% of indie’s consolidated revenue, respectively. For the same periods, Wuxi accounted for approximately 11%, 10% and 9% of indie’s consolidated operating expenses, respectively. Further, as of December 31, 2025, Wuxi accounted for approximately 12% and 3% of indie’s consolidated total assets and total liabilities, respectively. As of December 31, 2024, Wuxi accounted for approximately 10% and 4% of indie's consolidated total assets and total liabilities, respectively. Following any deconsolidation of Wuxi, indie will no longer include any financial results of Wuxi in its future consolidated financial statements.

indie cannot provide any assurance regarding the timing for the completion of the Wuxi Divestiture, that the closing conditions of the Wuxi Divestiture, including, but not limited to, approval of the Whole Transaction by United Faith shareholders and receipt of all required regulatory approvals, will be satisfied, or that the Wuxi Divestiture will be completed.

As of both December 31, 2025 through February 27, 2026, management determined that the Wuxi Asset Sale has not met the requisites under applicable accounting guidance to be presented as discontinued operations within indie's consolidated financial statements.

25.
Subsequent Events

For its consolidated financial statements as of December 31, 2025 and the year then ended, management reviewed and evaluated material subsequent events from the consolidated balance sheet date of December 31, 2025 through February 27, 2026, the date the consolidated financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2025, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control-Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2025.

The Company’s independent public accounting firm, KPMG LLP, which audited the 2025 consolidated financial statements included in this Form 10-K, issued an attestation report on the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 59 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On December 8, 2025, Ichiro Aoki, President of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,000,000 shares of Class A common stock until June 30, 2026.

On December 12, 2025, Naixi Wu, Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 269,464 shares of Class A common stock until December 15, 2027.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to our principal financial officers, including our Chief Executive Officer, Chief Financial Officer, controller and other persons performing similar functions. The full text of our Code of Ethics is available on our website at investors.indie.inc under “Governance.” Our Code of Ethics is a “code of ethics” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

The other information required by this Item will be included in our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Report:
1.
All financial statements:

The following consolidated financial statements of indie Semiconductor, Inc. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

2.
Financial Statements Schedules:

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

3.
Exhibits:

Exhibits required to be filed as part of this Report are:

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.1†	Master Transactions Agreement, dated effective December 14, 2020, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein, and also included as Annex B-1 to the proxy statement/prospectus.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	2.1	12/15/2020
2.2	Amendment to Master Transactions Agreement, dated effective May 3, 2021, by and among Surviving Pubco, Thunder Bridge II, the Merger Subs named therein, indie, the ADK Blocker Group, ADK Service Provider Holdco, and the indie Securityholder Representative named therein (included as Annex B-2 to the proxy statement/prospectus).		Form S-4/A	333-25374	2.2	5/4/2021
2.3†	Share Purchase Agreement, dated as of August 27, 2021, by and among indie, TeraXion, Purchaser and certain stockholders of TeraXion and their ultimate beneficial owners.		8-K	001-40481	2.1	9/2/2021

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.5†	Share Sale and Purchase Agreement, dated as of September 18, 2023, by and among indie, indie UK. and the Securityholders.		8-K	001-40481	2.1	9/18/2023
2.6	Asset Purchase Agreement between United Faith Auto-Engineering Co., Ltd. and Ay Dee Kay LLC dated October 27, 2025		8-K	001-40481	2.1	10/28/2025
3.1	Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 5, 2025		8-K	001-40481	3.1	6/6/2025
3.2	Amended and Restated Bylaws of indie Semiconductor, Inc.		8-K	001-40481	3.2	6/16/2021
4.1	Specimen Common Stock Certificate.		8-K	001-40481	4.1	6/16/2021
4.5	Description of indie Semiconductor, Inc. Capital Stock	X
4.6	Indenture, dated as of November 21, 2022, between indie Semiconductor, Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-40481	4.1	11/21/2022
4.7	Form of 4.500% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.6).		8-K	001-40481	4.2	11/21/2022
4.8	Indenture, dated as of December 6, 2024, between indie Semiconductor, Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-40481	4.1	12/6/2024
4.9	Form of 3.50% Convertible Senior Notes due 2029 (included as Exhibit A in Exhibit 4.1).		8-K	001-40481	4.2	12/6/2024
10.1	Eighth Amended and Restated Limited Liability Company Agreement of indie LLC.		8-K	001-40481	10.1	6/16/2021
10.2	Subscription Agreement for the PIPE Investment.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	10.1	12/15/2020
10.3+	indie Semiconductor, Inc. 2021 Amended and Restated Equity Incentive Plan		10-Q	001-40481	10.1	8/8/2025
10.4+	indie Semiconductor, Inc. 2023 Inducement Incentive Plan		10-K	001-40481	10.4	3/28/2023
10.5+	Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award (2023 Inducement Incentive Plan)		10-K	001-40481	10.5	3/28/2023
10.6+	Form of Notice of Performance Stock Unit Award and Terms and Conditions of Performance Stock Unit Award		10-K	001-40481	10.6	3/28/2023
10.7+	Form of Notice of Restricted Stock Unit Award and Terms and Conditions of Restricted Stock Unit Award		S-8	333-258907	4.4	8/18/2021
10.8+	Form of Notice of Restricted Stock Award and Terms and Conditions of Restricted Stock Award		S-8	333-258907	4.5	8/18/2021
10.9+	Form of Notice of Stock Option Grant and Terms and Conditions of Stock Option		S-8	333-258907	4.6	8/18/2021
10.10+	Form of Indemnification Agreement between registrant and certain officers and directors of registrant.		8-K	001-40481	10.4	6/16/2021
10.11	Exchange Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.5	6/16/2021

			Incorporated by Reference

Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.12	Tax Receivable Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.6	6/16/2021
10.13	Registration Rights Agreement, dated June 10, 2021, between registrant and certain indie Equity Holders.		8-K	001-40481	10.7	6/16/2021
10.14	Registration Rights Agreement, dated August 8, 2019, between Thunder Bridge II, Sponsor and the holders party thereto.		S-1/A filed by Thunder Bridge Acquisition II, Ltd	333-232688	10.4	7/29/2019
10.15	Sponsor Letter Agreement by and among Thunder Bridge II, Sponsor and indie, dated December 14, 2020.		8-K filed by Thunder Bridge Acquisition II, Ltd	001-39022	10.6	12/15/2020
10.16	Form of Option Settlement Agreement by and among indie, TeraXion, Purchaser and certain holders of options to purchase TeraXion capital stock		8-K	001-40481	2.2	9/2/2021
10.17	Sales Agreement, by and among the Registrant and B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC dated August 6, 2022		S-3	333-267120	1.2	8/26/2022
10.18+	Form of Employment Agreement		8-K	001-40481	10.1	12/23/2022
10.19	Form of Confirmation of Capped Call Transaction.		8-K	001-40481	10.1	12/6/2024
19.1	indie Semiconductor, Inc. Statement of Company Policy Regarding Insider Trading and Unauthorized Disclosures		10-K	001-40481	19.1	3/3/2025
21.1	List of Subsidiaries of the Company	X
23.1	Consent of KPMG LLP	X
24.1	Power of Attorney (included on signature page hereto)	X
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Incentive Compensation Recoupment Policy		10-K	001-40481	97	3/20/2024
101

Inline XBRL Interactive Data Files formatted in Inline XBRL Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Other Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+ Indicates a management or compensatory plan.

† Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 27, 2026.

indie Semiconductor, Inc.

By:	/s/ Donald McClymont
Name:	Donald McClymont
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald McClymont and Naixi Wu, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald McClymont	Chief Executive Officer and Director	February 27, 2026
Donald McClymont	(Principal Executive Officer)

/s/ Naixi Wu	Chief Financial Officer	February 27, 2026
Naixi Wu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ichiro Aoki	President and Director	February 27, 2026
Ichiro Aoki

/s/ David Aldrich	Chairman of the Board of Directors	February 27, 2026
David Aldrich

/s/ Diane Biagianti	Director	February 27, 2026
Diane Biagianti

/s/ Diane Brink	Director	February 27, 2026
Diane Brink

/s/ Karl-Thomas Neumann	Director	February 27, 2026
Karl-Thomas Neumann

/s/ Jeffrey Owens	Director	February 27, 2026
Jeffrey Owens

/s/ Sonalee Parekh	Director	February 27, 2026
Sonalee Parekh