Form 10-Q
period 2026-03-31
indie Semiconductor, Inc.
filed 2026-05-11
CIK 1841925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s Class A and Class V common stock as of May 4, 2026 was 211,288,591 (excluding 1,725,000 Class A shares held in escrow) and 15,615,147, respectively.

INDIE SEMICONDUCTOR, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

		Page

Part I. Financial Information		3
Item 1.	Condensed Consolidated Financial Statements as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Comprehensive Loss	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest	6
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

Part II. Other Information		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signature		46

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, the pending divestiture of Wuxi indie Microelectronics (“Wuxi”), and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in or implied by such forward-looking statements as a result of various factors, including among others, the following: the impact of the sale of up to all of Ay Dee Kay, LLC’s outstanding equity interest in Wuxi (the "Wuxi Divestiture") and any adverse effects of such pending sale on our business, financial condition, operating results and stock price; macroeconomic conditions, including inflation, rising interest rates and volatility in the credit and financial markets; uncertainty related to the impacts of US tariff and tariff-related regulations, including on inventory, supply chain, cost of our products and consumer demand; current and potential trade restrictions and trade tensions, including the recent trade and tariff actions taken or proposed by the U.S. government affecting the countries where we operate; the impact of the conflict in the Middle East, its implications on global political and economic uncertainty; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; the Company's ability to realize the anticipated cost savings from its restructuring initiatives; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company has made or may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; armed conflict and political or economic instability in the Company’s target markets; interruptions in our information systems or networks, including attempted security breaches and other cybersecurity incidents and additional factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026 (including those identified under “Risk Factors” in Part I, Item 1A therein), as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

All information set forth herein speaks only as of the date hereof, and the Company disclaims any intention or obligation to update any forward-looking statements made in this report or in its other public filings, whether as a result of new information, future events or otherwise, except as required by law.

References in this Quarterly Report to “indie,” the “Company,” “we,” “us,” and “our” refer to indie Semiconductor, Inc., a Delaware corporation, and its consolidated subsidiaries, or (in the case of references prior to the consummation of the business combination (the “Transaction”) with Thunder Bridge Acquisition II, Ltd. in June 2021) to our predecessor Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”). All references to U.S. dollar amounts are in thousands, other than share amounts, per share amount or as the context otherwise requires.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, par value and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$174,433	$145,456
Restricted cash	10,281	10,285
Accounts receivable, net of allowance for doubtful accounts of $173 as of March 31, 2026 and $163 as of December 31, 2025	60,499	57,485
Inventory	57,038	48,618
Prepaid expenses and other current assets	24,909	23,924
Total current assets	327,160	285,768
Property and equipment, net	43,646	43,349
Intangible assets, net	186,307	195,908
Goodwill	289,679	292,644
Operating lease right-of-use assets	14,156	14,363
Other assets and deposits	8,615	8,754
Total assets	$869,563	$840,786

Liabilities and stockholders' equity
Accounts payable	$24,398	$21,832
Accrued payroll liabilities	9,904	9,889
Contingent considerations	1,382	611
Accrued expenses and other current liabilities	25,792	24,772
Intangible asset contract liability	5,875	5,875
Current debt obligations	12,290	13,567
Total current liabilities	79,641	76,546
Long-term debt, net of current portion	402,816	339,834
Intangible asset contract liability, net of current portion	3,947	5,705
Deferred tax liabilities, non-current	14,129	14,198
Operating lease liability, non-current	12,440	13,046
Other long-term liabilities	7,640	7,444
Total liabilities	520,613	456,773
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized, 210,833,562 and 205,823,653 shares issued, 209,108,562 and 204,098,653 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	21	20
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 15,865,151 and 16,521,251 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,013,763	998,730
Accumulated deficit	(680,302)	(637,110)
Accumulated other comprehensive loss	(8,887)	(3,611)
indie's stockholders' equity	324,597	358,031
Noncontrolling interest	24,353	25,982
Total stockholders' equity	348,950	384,013
Total liabilities and stockholders' equity	$869,563	$840,786

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$51,567	$50,420
Contract revenue	3,890	3,657
Total revenue	55,457	54,077
Operating expenses:
Cost of goods sold	34,379	31,528
Research and development	38,528	42,115
Selling, general, and administrative	21,419	19,367
Total operating expenses	94,326	93,010
Loss from operations	(38,869)	(38,933)
Other income (expense), net:
Interest income	873	2,267
Interest expense	(4,343)	(4,516)
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	(1,085)	4,803
Loss from extinguishment of debt	(3,656)	—
Other expense	(361)	(736)
Total other income (expense), net	(8,572)	1,818
Net loss before income taxes	(47,441)	(37,115)
Income tax benefit (provision)	319	(56)
Net loss	(47,122)	(37,171)
Less: Net loss attributable to noncontrolling interest	(3,930)	(2,625)
Net loss attributable to indie Semiconductor, Inc.	$(43,192)	$(34,546)

Net loss attributable to common shares — basic	$(43,192)	$(34,546)
Net loss attributable to common shares — diluted	$(43,192)	$(34,546)

Net loss per share attributable to common shares — basic	$(0.21)	$(0.18)
Net loss per share attributable to common shares — diluted	$(0.21)	$(0.18)

Weighted average common shares outstanding — basic	207,026,562	191,463,848
Weighted average common shares outstanding — diluted	207,026,562	191,463,848

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(47,122)	$(37,171)
Other comprehensive loss:
Foreign currency translation adjustments	(4,607)	2,346
Comprehensive loss	(51,729)	(34,825)

Less: Comprehensive loss attributable to noncontrolling interest	(3,261)	(2,183)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(48,468)	$(32,642)

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

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(Amounts in thousands, except unit and share amounts)

(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity Attributable to indie Semiconductor,	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Inc.	Interest	Equity
Balance as of December 31, 2025	204,098,653	$20	16,521,251	$2	$998,730	$(637,110)	$(3,611)	$358,031	$25,982	$384,013
Issuance per net settlement of equity awards and cash exercise of stock options	4,347,132	1	—	—	(1,177)	—	—	(1,176)	1,632	456
Issuance per Exchange of Class V to Class A	656,100	—	(656,100)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	6,677	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	16,210	—	—	16,210	—	16,210
Issuance per settlement of contingent considerations	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(43,192)	—	(43,192)	(3,930)	(47,122)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,276)	(5,276)	669	(4,607)
Balance as of March 31, 2026	209,108,562	$21	15,865,151	$2	$1,013,763	$(680,302)	$(8,887)	$324,597	$24,353	$348,950

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(47,122)	$(37,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,219	9,744
Allowance for credit losses and inventory reserves	25	105
Share-based compensation, including restructuring costs	19,734	17,232
Amortization of discount and cost of issuance of debt	670	661
Loss (Gain) from change in fair value of contingent considerations and acquisition-related holdbacks	1,085	(4,803)
Loss from change in fair value of currency forward contract	637	601
Loss from extinguishment of debt	3,656	—
Amortization of right-of-use assets	824	776
Changes in operating assets and liabilities:
Accounts receivable	(3,115)	(10,622)
Inventory	(8,476)	2,479
Accounts payable	2,826	(9,985)
Accrued expenses and other current liabilities	980	3,351
Accrued payroll liabilities	(3,038)	630
Prepaid, other current and noncurrent assets	(1,000)	(1,024)
Operating lease liabilities	(896)	(561)
Other long-term liabilities	(135)	(414)
Net cash used in operating activities	(22,126)	(29,001)
Cash flows from investing activities:
Purchases of property and equipment	(3,212)	(2,378)
Net cash used in investing activities	(3,212)	(2,378)
Cash flows from financing activities:
Proceeds from issuance of debt obligations	170,500	—
Issuance and debt discount costs related to debt obligations	(5,387)	(50)
Payments on debt obligations	(1,200)	(2,909)
Repurchase of debt obligations	(106,371)	—
Payments on financed software	(1,758)	(1,748)
Deferred payments on business combination	(720)	(34)
Proceeds from exercise of stock options	—	1
Net cash provided by (used in) financing activities	55,064	(4,740)
Effect of exchange rate changes on cash and cash equivalents	(753)	(1,524)
Net increase (decrease) in cash and cash equivalents	28,973	(37,643)
Cash, cash equivalents and restricted cash at beginning of period	155,741	284,548
Cash, cash equivalents and restricted cash at end of period	$184,714	$246,905

Reconciliation of amounts on condensed consolidated balance sheet:
Cash and cash equivalents	$174,433	$236,608
Restricted cash	10,281	10,297
Total cash, cash equivalents and restricted cash	$184,714	$246,905

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,633	$185

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$(339)	$(17)

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share amount and per share amount)

(Unaudited)

1.
Nature of the Business and Basis of Presentation

indie Semiconductor, Inc. (“indie”) and its predecessor for accounting purposes, Ay Dee Kay, LLC, a California limited liability company (“ADK LLC”) and its subsidiaries are collectively referred to herein as the “Company.” The Company offers highly innovative automotive semiconductors and software solutions for Advanced Driver Assistance Systems (“ADAS”), autonomous vehicle, connected car, user experience and electrification applications. The Company focuses on edge sensors across multiple modalities spanning LiDAR, radar, ultrasound and computer vision. These functions represent the core underpinnings of both electric and autonomous vehicles, while the advanced user interfaces are transforming the in-cabin experience to mirror and seamlessly connect to the mobile platforms people rely on every day. indie is an approved vendor to Tier 1 automotive suppliers and its platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Detroit, Michigan; San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Vienna, Austria; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan; and several locations throughout China. The Company engages subcontractors to manufacture its products. The majority of these subcontractors are located in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The ATM Agreement was previously registered on the registration statement on Form S-3 (Registration No.333-267120), which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, the Company filed with the SEC a prospectus supplement to its automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59,813 pursuant to the ATM Agreement. The Company implemented and renewed this program for the flexible access that it provides to the capital markets. As of March 31, 2026, indie has raised gross proceeds of $90,187, issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 through this program, incurred issuance costs of $1,942 and had approximately $59,813 available for future issuances under the ATM Agreement. During both the three months ended March 31, 2026 and 2025 there was no ATM-related activity.

Recent Acquisition

On September 26, 2025 (the “emotion3D Closing Date”), Ay Dee Kay Ltd. completed its acquisition of emotion3D GmbH (“emotion3D”). The acquisition was consummated pursuant to a Share Purchase Agreement (the “SPA”) whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The aggregate consideration for the emotion3D acquisition consisted of (i) $17,673 in cash as the initial cash consideration (including debt paid at closing and net of cash acquired); (ii) certain contingent consideration with a total preliminary fair value of $7,287 at closing, payable in cash or shares of Class A common stock at indie's sole discretion, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $2,970, subject to final release 24 months from the emotion3D Closing Date. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.

See Note 2 — Business Combinations for a full description of all of the Company's recent acquisitions.

Risks and Uncertainties

The Company is impacted by macroeconomic conditions, including continued inflation, rising prices or interest rates, geopolitical tensions, the risk of recession, and the effect of trade policies, which have a combined effect on overall economic activity and consumer demand for automotive products that has resulted in lower production levels for the Company’s products. Tariffs against semiconductor-producing countries such as Taiwan, and retaliatory tariffs by countries such as China, may cause a decrease in the sales of the Company’s products to its customers, Company customers’ sales to their end users, or other global customers, which could materially and adversely affect the Company’s business, financial condition and results of operation.

The ultimate impact of any tariffs will depend on various factors, including the outcome of ongoing tariff negotiations, the timing of implementation, and the amount, scope and nature of the tariffs.

Additionally, the conflicts in the Middle East and the implication of these events has created global political and economic uncertainty. The Company is closely monitoring developments, including potential impacts to the Company’s business, customers, suppliers, employees and operations in Israel, Middle East, and elsewhere. At this time, the impact to indie is subject to change given the volatile nature of the situation.

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codifications (“ASC”) and the Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which approximately 93% was owned by indie as of March 31, 2026. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited (“Ay Dee Kay Ltd.”), a private limited company incorporated under the laws of Scotland, indie Semiconductor Germany GmbH, Symeo GmbH and indie Semiconductor FFO GmbH, which was previously known as Silicon Radar GmbH (“indie FFO”), all of which are private limited liability companies incorporated under the laws of Germany, indie Technologies Switzerland AG, which was previously known as Exalos AG (“indie Switzerland”), a company limited by shares organized under the laws of Switzerland, emotion3D GmbH (“emotion3D”), a private limited liability company incorporated under the laws of Austria, indie Kft, a limited liability company incorporated under the laws of Hungary, indie Photonics Canada Inc., which was previously known as TeraXion Inc. (“indie Canada”) and Geo Semiconductor Canada Inc., both incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, indie China Technology Co., Ltd (Shanghai) and indie China Technology Co., Ltd (Shenzhen), both are private limited company incorporated under the laws of People's Republic of China, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with approximately 59% voting controlled and approximately 34% owned by the Company as of March 31, 2026 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

All significant intercompany accounts and transactions of the Company's subsidiaries have been eliminated in consolidation. The noncontrolling interest attributable to the Company’s less-than-wholly-owned subsidiary is presented as a separate component from stockholders’ equity (deficit) in the condensed consolidated balance sheets and a noncontrolling interest in the condensed consolidated statements of operations and condensed consolidated statements of stockholders’ equity (deficit) and noncontrolling interest.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025. There has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2026.

Recent Accounting Pronouncements

Recently Issued Not Yet Adopted Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update address changes to the Codification intended to clarify, correct errors and make minor improvements, making the Codification easier to understand and apply. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact that the new guidance will have on the presentation of our condensed consolidated financial statements and accompanying notes.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expenses Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provides guidance intended to enhance disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The standard also requires amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The amendments in this standard are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The standard will become effective for indie for its fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning in its fiscal year 2027 annual financial statements and is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

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

For this acquisition, trade receivables and payables, as well as other current and non-current assets and current liabilities, were valued at the existing carrying value as they represented the fair value of those items at the acquisition date based on management’s judgments and estimates.

The Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period. Because the acquisition of emotion3D occurred relatively recently, there is significant information to be obtained and analyzed and emotion3D resides in a foreign jurisdiction, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowed measurement period, until the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed that existed on the date of acquisition, but in no case to exceed more than one year from the date of the acquisition. Changes in the estimated fair values of the net assets recorded for the business combination of emotion3D upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined. As of May 11, 2026, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property, plant and equipment, identifiable intangible assets, deferred taxes, goodwill, tax uncertainties, contingent considerations and other liabilities. Specifically for the valuation of intangible assets acquired, the Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions, to determine the preliminary values. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill and/or deferred taxes.

Acquisition of emotion3D

On September 26, 2025, Ay Dee Kay Ltd. completed its acquisition of emotion3D. The acquisition was consummated pursuant to the SPA whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The aggregate consideration for the emotion3D acquisition consisted of (i) $17,673 in cash as the initial cash consideration (including debt paid at closing and net of cash acquired); (ii) certain contingent consideration with total preliminary fair value of $7,287 at closing, payable in cash or shares of Class A common stock at indie's sole discretion, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $2,970, subject to final release 24 months from the emotion3D Closing Date. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. This acquisition brought the Company an engineering development team with broad experience in development of advanced perception algorithms and software for in-cabin sensing, ADAS and automated driving. The goodwill is expected to be deductible for tax purposes.

The Company maintains certain holdbacks for a total of $2,970 subject to final release 24 months from the emotion3D Closing Date. The aggregate holdbacks balance consisted of (i) an initial fixed purchase price holdback of $250 (the "Holdback Amount (PP)"), which was payable in cash and due 20 business days after both parties agreed on the final closing accounts within 30 business days after the emotion3D Closing Date; (ii) a subsidies holdback of $720 (the "Holdback Amount (Subsidies)"), which was payable in cash on December 31, 2025; and (iii) an indemnity holdback of $2,000 ("Holdback Amount (Indemnity)"), payable in cash with 50% due 12 months from the emotion3D Closing Date and the remainder 24 months from the emotion3D Closing Date. In December 2025, the Company settled the Holdback Amount (PP) with a credit of $102 paid to the Company and through the issuance $148 in cash, respectively. In January 2026, the Company settled the Holdback Amount (Subsidies) with a cash payment of $720. All holdbacks are maintained for the purpose of providing security against any adjustment to the amounts at closing. All of the remaining holdback balances, with the exception of 50% of the Holdback Amount (Indemnity) of $1,000 reflected in Other long-term liabilities, are reflected in Accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2026

Total purchase consideration transferred at the emotion3D Closing Date also included contingent considerations that had a total preliminary fair value of $7,287 as of the acquisition date. The preliminary acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of up to three tranches and all are payable in cash or Class A common stock, at indie’s sole election. The first tranche of earnout pays up to a maximum of $4,000, upon achievement of total revenue target of EUR 3,650 (or $4,163) for the full year ended December 31, 2025, provided only a maximum total of EUR 2,100 was able to be counted toward the milestone between January 1, 2025 and the emotion3D Closing Date (the "First Earnout"). The second tranche of earnout pays up to a maximum of $6,000, upon achievement of a revenue target of $6,300 between January 1, 2026 through February 28, 2027 (the "Second Earnout"). In the case where the First Earnout is not achieved in full and emotion3D achieves total revenue in excess of $8,400 within the same period as relevant for the Second Earnout, emotion3D is entitled to a third tranche of earnout that pays up to a maximum of $1,250, upon achievement of a revenue target equal to $8,400 plus the corresponding revenue shortfall from the First Earnout (the "Third Earnout"). The corresponding revenue shortfall from the First Earnout is calculated by actual revenue achieved during the First Earnout measurement period and a ceiling of $4,163. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. As the potential payment of the Third Earnout is dependent upon the shortfall in the First Earnout and the over-achievement in the Second Earnout, the preliminary fair value of the Third Earnout has been considered as part of the First Earnout. The First Earnout is reflected in Contingent considerations and the Second Earnout is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2026.

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

The 2025 Restructuring Plan was deemed to be fundamentally different from the Company's ongoing productivity action due to its size, nature and frequency. As a result, all pre-tax charges related to such initiatives are separately reflected in Restructuring costs in the consolidated statement of operations for the year ended December 31, 2025. Liabilities associated with the 2025 Restructuring Plan are included in Accrued payroll liabilities and Accrued expenses and other current liabilities in the condensed consolidated balance sheet for personnel and non-personnel related charges, respectively. The following table summarizes the respective payments and remaining accrued balance as of March 31, 2026:

	Personnel Cost	Long-Lived Asset Impairment	Other Exit Costs	Total
Balance as of December 31, 2025	$1,137	$—	$—	$1,137
Provision for net charges incurred	—	—	—	—
Cash payments	(653)	—	—	(653)
Non-cash reductions	—	—	—	—
Balance as of March 31, 2026	$484	$—	$—	$484

The 2025 Restructuring Plan was completed as of December 31, 2025.

4.
Inventory

Inventory consists of the following:

	March 31, 2026	December 31, 2025
Raw materials	$9,969	$9,161
Work-in-process	32,537	31,222
Finished goods	14,532	8,235
Inventory	$57,038	$48,618

During both the three months ended March 31, 2026 and 2025, the write-downs on the value of inventory were de minimis.

5.
Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	March 31, 2026	December 31, 2025
Production tooling	4	$26,840	$26,194
Lab equipment	4	18,018	17,446
Office equipment	3 - 7	12,906	12,758
Leasehold improvements	*	2,308	2,308
Construction in progress		15,864	15,010
Property and equipment, gross		75,936	73,716
Less: Accumulated depreciation		32,290	30,367
Property and equipment, net		$43,646	$43,349

* Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.

The Company recognized depreciation expense of $2,325 and $1,969 for the three months ended March 31, 2026 and 2025, respectively.

Fixed assets not yet in service, or construction in progress, consist primarily of capitalized internal-use software, certain production tooling and other equipment that are not yet ready to be placed into service.

6.
Intangible Assets, Net

Intangible assets, net consist of the following:

	March 31, 2026				December 31, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.2	$137,371	$(56,573)	$80,798	5.4	$137,371	$(52,477)	$84,894
Software licenses	1.4	20,390	(13,597)	$6,793	1.6	20,392	(12,289)	$8,103
Customer relationships	6.5	47,113	(15,474)	$31,639	6.8	47,113	(14,372)	$32,741
Intellectual property licenses	0.3	1,953	(1,736)	$217	0.3	1,962	(1,736)	$226
Trade names	3.8	26,899	(12,455)	$14,444	4.1	26,899	(11,627)	$15,272
Backlog	1.5	2,696	(2,535)	$161	1.3	2,696	(2,482)	$214
Effect of exchange rate on gross carrying amount		1,999	—	$1,999		3,898	—	$3,898
Intangible assets with finite lives		238,421	(102,370)	136,051		240,331	(94,983)	145,348
IPR&D		50,301	—	$50,301		50,301	—	$50,301
Effect of exchange rate on gross carrying amount		(45)	—	$(45)		259	—	$259
Total intangible assets with indefinite lives		50,256	—	50,256		50,560	—	50,560
Total intangible assets		$288,677	$(102,370)	$186,307		$290,891	$(94,983)	$195,908

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows.

In fiscal 2025, the Company acquired developed technology, customer relationships, trade names, backlog, and In-Process Research & Development as a result of a business combination. See Note 2 — Business Combinations for additional information.

The Company monitors and assesses the above intangible assets for impairment on a periodic basis. For both the three months ended March 31, 2026 and 2025, the Company determined that there was no impairment of intangible assets.

Amortization of intangible assets for the three months ended March 31, 2026 and 2025 was $8,894 and $7,775, respectively. Amortization of intangible assets is included within Cost of goods sold and Selling, general and administrative expenses, based on their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of March 31, 2026, amortization expense for each of the next five fiscal years is expected to be as follows:

2026 (remaining 9 months)	$24,000
2027	26,287
2028	22,879
2029	21,219
2030	34,082
Thereafter	7,584
Total	$136,051

7.
Goodwill

The following table sets forth the carrying amount and activity of goodwill as of March 31, 2026:

Amount
Balance as of the beginning of the period	$292,644
Effect of exchange rate on goodwill	(2,965)
Balance as of the end of the period	$289,679

During the three months ended March 31, 2026, the change in goodwill was primarily related to a $2,965 decrease in value due to the effect of exchange rates on goodwill.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. As of October 1, 2025, the Company’s most recent impairment test date, the fair values of the Company’s reporting units substantially exceeded their respective carrying values. Additionally, there were no indicators of impairment noted during the three months ended March 31, 2026.

8.
Debt

The following table sets forth the components of debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$26,000	$(281)	$25,719	$130,000	$(1,752)	$128,248
2029 Notes	218,500	(6,809)	211,691	218,500	(7,223)	211,277
2031 Notes	170,500	(5,396)	165,104	—	—	—
CIBC loan, due 2026	777	(1)	776	1,129	(3)	1,126
Total term loans	415,777	(12,487)	403,290	349,629	(8,978)	340,651

Revolving line of credit and other	11,866	(50)	11,816	12,762	(12)	12,750
Total debt	$427,643	$(12,537)	$415,106	$362,391	$(8,990)	$353,401

The outstanding debt as of March 31, 2026 and December 31, 2025 is classified in the condensed consolidated balance sheets as follows:

	March 31, 2026	December 31, 2025
Current liabilities - Current debt obligations	$12,290	$13,567
Noncurrent liabilities - Long-term debt, net of current maturities	402,816	339,834
Total debt	$415,106	$353,401

2031 Notes

On March 6, 2026, the Company completed a private offering of 4.00% Convertible Senior Notes (the “2031 Initial Notes”). The 2031 Notes (as defined below) were sold under a purchase agreement (the “2031 Notes Purchase Agreement”), dated as of March 3, 2026, entered into by and among the Company and Deutsche Bank Securities Inc. and TD Securities (USA) LLC, as representatives of the several initial purchasers named therein (collectively the “2031 Notes Initial Purchasers”) pursuant to which the Company agreed to sell $150,000 aggregate principal amount of the 2031 Initial Notes. The Company also agreed to grant an option, during a 13-day period beginning on, and including, the date on which the notes are first issued (the “2031 Notes Option”) to the 2031 Notes Initial Purchasers to purchase all or part of an additional $25,000 aggregate principal amount of the 4.00% Convertible Senior Notes due 2031 (the “2031 Notes Option” and, together with the 2031 Initial Notes, the “2031 Notes”). On March 17, 2026, the 2031 Notes Initial Purchasers exercised the 2031 Notes Option to purchase $20,500 aggregate principal amount of 4.00% Convertible Senior Notes due 2031, bringing the total aggregate principal amount for the 2031 Notes to $170,500. The 2031 Notes were issued pursuant to an Indenture dated March 6, 2026 (the “2026 Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Interest on the 2031 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2026. The 2031 Notes will mature on March 15, 2031, unless earlier repurchased, redeemed or converted.

The 2031 Notes will be convertible into cash, shares of the Company’s Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election, at an initial conversion rate of 258.3312 shares of Class A common stock per $1,000 principal amount of the 2031 Notes, which is equivalent to an initial conversion price of approximately $3.87 per share of Class A common stock. The initial conversion price of the 2031 Notes represents a premium of approximately 22.5% to the $3.16 per share last reported sale price of the Class A common stock on The Nasdaq Capital Market on March 3, 2026. The conversion rate is subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid interest, except under the limited circumstances described in the 2026 Indenture. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in Section 1.01 of the Indenture dated November 21, 2022 (the “2022 Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”)) prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of Class A common stock (not to exceed 316.4556 shares of Class A common stock per $1,000 principal amount of the 2031 Notes, subject to adjustment in the same manner as the conversion rate) for 2031 Notes that are converted in connection with such Make-Whole Fundamental Change or for notes called (or deemed called) for redemption that are converted in connection with such notice of redemption.

The 2031 Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding December 15, 2030 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2026 (and only during such calendar quarter), if the last reported sale price of the Class A common stock, as determined by the Company, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “Trading Price” (as defined in Section 1.01 of the 2022 Indenture) per $1,000 principal amount of 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on each such trading day; (3) if the Company calls such 2031 Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date, but only with respect to the 2031 Notes called (or deemed called) for redemption; or (4) upon the occurrence of certain corporate events as specified in the 2026 Indenture. On or after December 15, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2031 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of indie's Class A common stock or a combination of cash and shares of indie's Class A common stock, at the Company’s election, in amounts determined in the manner set forth in the 2026 Indenture.

The Company may not redeem the 2031 Notes prior to March 20, 2029. The Company may redeem for cash all or any portion of the 2031 Notes, at the Company's option, on or after March 20, 2029 if the last reported sales price of indie’s Class A common stock, as determined by the Company, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems fewer than all the outstanding 2031 Notes, at least $50 million aggregate principal amount of 2031 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2031 Notes.

Upon the occurrence of a “Fundamental Change” (as defined in Section 1.01 of the 2026 Indenture), subject to certain conditions and certain limited exceptions, holders may require the Company to repurchase for cash all or any portion of their 2031 Notes in principal amounts of $1,000 or an integral multiple thereof at a fundamental change repurchase price in cash equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2031 Notes are senior unsecured obligations of the Company and rank: (i) senior in right of payment to any future indebtedness of the Company that is expressly subordinated in right of payment to the 2031 Notes; (ii) equal in right of payment to any existing and future unsecured indebtedness of the Company (including the Company's 4.50% Convertible Senior Notes due 2027 and the Company's 3.50% Convertible Senior Notes due 2029) that is not so subordinated; (iii) effectively junior in right of payment to any future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness and other liabilities of the Company’s subsidiaries (including trade payables).

The net proceeds from the offering were approximately $165,048, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses. The Company used approximately $107,814 of the net proceeds from the offering to repurchase $104,000 in aggregate principal amount of its 4.50% Convertible Senior Notes due 2027 (including accrued interest of $1,443). See 2027 Notes below for a detailed discussion of this repurchase of the 2027 Notes.

The 2031 Notes have been recorded as long-term debt in its entirety pursuant to 2020-06, Debt - Debt with Conversion and Other Options ("ASU 2020-06"). The carrying value of the 2031 Notes is presented net of $5,452 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of March 31, 2026, the total carrying value of the 2031 Notes, net of unamortized discount, was $165,104 with a total fair value of $179,878 or 105.50% of the aggregate principal amount of the 2031 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $56 for the three months ended March 31, 2026. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

2029 Notes

On December 6, 2024, the Company completed a private offering of 3.50% Convertible Senior Notes (the “2029 Initial Notes”). The Notes were sold under a purchase agreement (the “2029 Notes Purchase Agreement”), dated as of December 3, 2024, entered into by and between the Company and Deutsche Bank Securities Inc., as representative of the several initial purchasers named therein (collectively the “2029 Notes Initial Purchasers”) pursuant to which the Company agreed to sell $190,000 aggregate principal amount of the 2029 Initial Notes. The Company also agreed to grant an option, during a 13-day period beginning on, and including, the date on which the notes are first issued (the “2029 Notes Option”) to the 2029 Notes Initial Purchasers to purchase all or part of an additional $28,500 aggregate principal amount of the 3.50% Convertible Senior Notes due 2029 (the “2029 Additional Notes” and, together with the 2029 Initial Notes, the “2029 Notes”). On December 5, 2024, the 2029 Notes Initial Purchasers exercised the 2029 Notes Option in full, bringing the total aggregate principal amount for the 2029 Notes to $218,500.

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

The 2029 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2029 Notes is presented net of $8,967 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of March 31, 2026 and December 31, 2025, the total carrying value of the 2029 Notes, net of unamortized discount, was $211,691 and $211,277, respectively. As of March 31, 2026, the total fair value of the 2029 Notes was $205,390 or 94.00% of the aggregate principal amount of the 2029 Notes. As of December 31, 2025, the total fair value of the 2029 Notes was $227,087 or 104.00% of the aggregate principal amount of the 2029 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $414 and $396 for the three months ended March 31, 2026 and 2025. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

2027 Notes

On November 16, 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Goldman Sachs & Co. LLC, as representative of the initial purchasers (collectively the “Initial Purchasers”), pursuant to which the Company agreed to sell $140,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Initial Notes”). The Company also agreed to grant an option, exercisable within the 30-day period immediately following the date of the Purchase Agreement (the “Option”) to the Initial Purchasers to purchase all or part of an additional $20,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Additional Notes” and, together with the Initial Notes, the “2027 Notes”). On November 17, 2022, the Initial Purchasers exercised the Option in full, bringing the total aggregate principal amount for the 2027 Notes to $160,000. The sale of the 2027 Notes closed on November 21, 2022. The 2027 Notes were issued pursuant to the 2022 Indenture, between the Company and the “Trustee. Interest on the 2027 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. The 2027 Notes will mature on November 15, 2027, unless earlier repurchased, redeemed or converted.

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

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of March 31, 2026 and December 31, 2025, the total carrying value of the 2027 Notes, net of unamortized discount, was $25,719 and $128,248, respectively. As of March 31, 2026, the total fair value of the 2027 Notes was $27,448 or 105.57% of the aggregate principal amount of the 2027 Notes. As of December 31, 2025, the total fair value of the 2027 Notes was $124,982 or 96.00% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $187 and $261 for the three months ended March 31, 2026 and 2025, respectively. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

During the year ended December 31, 2022, in connection with the offering of the 2027 Notes, the Company entered into privately negotiated transactions through one of the initial purchasers or its affiliate to repurchase 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404.

In June 2025, the Company entered into several separate, privately negotiated purchase agreements to repurchase $30,000 in aggregate principal amount of the 2027 Notes at a discount. In addition to the repurchased principal, the total repurchase price of $26,844 also included transaction-related professional fees of $158. The repurchase was accounted for as an extinguishment of debt, which resulted in a pre-tax gain of $2,623, which included the accelerated recognition of unamortized issuance cost and debt discount affiliated with the repurchased principal of $515. This gain was recorded as Gain from extinguishment of debt in the Company's consolidated statements of operations for the year ended December 31, 2025. Concurrent with the repurchase, the Company repaid $143 of accrued interest associated with the repurchased principal. The repurchase of the 2027 Notes and repayment of accrued interest were funded by the Company's on-hand cash. Upon completion of this repurchase, $130,000 principal amount of the 2027 Notes remained outstanding.

In March 2026, the Company entered into several separate, privately negotiated purchase agreements to repurchase $104,000 in aggregate principal amount of the 2027 Notes at a premium for a total of $106,371. The repurchase was accounted for as an extinguishment of debt, which resulted in a pre-tax loss of $3,656, which included the accelerated recognition of unamortized issuance cost and debt discount affiliated with the repurchased principal of $1,284. This loss was recorded as Loss from extinguishment of debt in the Company's condensed consolidated statements of operations for the three months ended March 31, 2026. Concurrent with the repurchase, the Company repaid $1,443 of accrued interest associated with the repurchased principal. The repurchase of the 2027 Notes and repayment of accrued interest were funded by the proceeds from the 2031 Notes issued on March 6, 2026. Upon completion of this repurchase, $26,000 principal amount of the 2027 Notes remains outstanding.

indie Semiconductor Revolving Line of Credit

On March 29, 2025, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance was due and payable in full on March 27, 2026. This revolving line of credit was renewed on March 27, 2026, and the outstanding principal balance is due and payable in full on March 27, 2027. Interest is payable monthly beginning on May 1, 2026 through the maturity date. This line of credit required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo, which resulted in total restricted cash of $10,281 as of March 31, 2026. Fees of $50 incurred will be amortized over the life of the credit agreement. This revolving line of credit had an outstanding balance of $10,000 as of March 31, 2026. During the three months ended March 31, 2026 and 2025, the Company paid $176 and $166 in interest expense, which represented a weighted average interest rate of approximately 7.0% and 6.6%, respectively. The non-cash interest during the three months ended March 31, 2026 and 2025 was de minimis.

indie Canada Revolving Credit

In connection with the acquisition of indie Canada on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD 9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD 155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the loan was $777 and $1,129, (or CAD 1,083 and CAD 1,548), respectively. During the three months ended March 31, 2026 and 2025, both cash and non-cash interest expense were de minimis.

indie Canada also has an authorized credit facility up to CAD 6,000 at March 31, 2026 and December 31, 2025, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of CAD 6,000. As of March 31, 2026 and December 31, 2025, this line of credit had an outstanding balance of $1,564 and $2,453 (or CAD 2,180 and CAD 3,363), respectively. During the three months ended March 31, 2026 and 2025, both cash and non-cash interest expense were de minimis.

The table below sets forth the components of interest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$1,119	$1,775
Amortization of discount and issuance cost	187	261
Total interest expense related to the 2027 Notes	1,306	2,036
Interest expense on the 2029 Notes
Stated interest at 3.50% per annum	1,886	1,886
Amortization of discount and issuance cost	414	396
Total interest expense related to the 2029 Notes	2,300	2,282
Interest expense on the 2031 Notes
Stated interest at 4.00% per annum	477	—
Amortization of discount and issuance cost	56	—
Total interest expense related to the 2031 Notes	533	—
Interest expense on other debt obligations:
Contractual interest	191	185
Amortization of discount and issuance cost	13	13
Total interest expense related to other debt obligations	204	198

Total interest expense	$4,343	$4,516

The future maturities of the debt obligations are as follows:

2026 (remaining 9 months)	$2,643
2027	36,000
2028	—
2029	218,500
2030	—
2031	170,500
Total	$427,643

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

Contingent Considerations

On January 25, 2024, in connection with the acquisition of Kinetic Technologies, LLC, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $2,251 and $2,348, respectively. The contingent consideration is comprised of two tranches. The first tranche was payable upon the achievement of a revenue threshold of $12,000 for the 12-month period ended on January 25, 2025. The second tranche was payable upon achievement of certain production-based milestones for the 24-month period ending on January 25, 2026. Both tranches were payable in cash or in shares at indie’s discretion. In April 2025, the Company settled the first tranche through the issuance of $2,500 in cash. In December 2025, it was determined that the second tranche of the contingent consideration would not be met and the fair value was reduced to zero. There was no liability remaining on the consolidated balance sheet on December 31, 2025. The changes in fair value since the acquisition date were recorded in Other income (expense), net in the consolidated statement of operations.

On September 26, 2025, in connection with the acquisition of emotion3D, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $3,092 and $4,195, respectively. The contingent consideration is comprised of three tranches. Total purchase consideration transferred at the emotion3D Closing Date also included contingent consideration that had a total preliminary fair value of $7,287 as of the acquisition date. The preliminary acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of up to three tranches and all are payable in cash or Class A common stock, at indie’s sole election. The First Earnout pays up to a maximum of $4,000, upon achievement of a total revenue target of EUR 3,650 (or $4,163) for the full year ended December 31, 2025, provided only a maximum total of EUR 2,100 can be counted toward the milestone between January 1, 2025 through the emotion3D Closing Date. The Second Earnout pays up to a maximum of $6,000, upon achievement of revenue target of $6,300 between January 1, 2026 through February 28, 2027. In the case where the First Earnout is not achieved in full and emotion3D achieves total revenue in excess of $8,400 within the same period as relevant for the Second Earnout, emotion3D is entitled to the Third Earnout that pays up to a maximum of $1,250, upon achievement of a revenue target equal to $8,400 plus the corresponding revenue shortfall from the First Earnout. The corresponding revenue shortfall from the First Earnout is calculated by actual revenue achieved during the First Earnout measurement period and a ceiling of $4,163. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. As the potential payment of the Third Earnout is dependent upon the shortfall in the First Earnout and the over-achievement in the Second Earnout, the preliminary fair value of the Third Earnout has been considered as part of the First Earnout. The First Earnout is reflected in Contingent considerations and the Second Earnout is reflected in Other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2026. The fair value of the first, second, and third tranche contingent consideration liabilities as of March 31, 2026 was $1,382, $4,286 and $893, respectively.

10.
Fair Value Measurements

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The estimated fair value of the Company’s 2027 Notes, 2029 Notes and 2031 Notes are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt (see Note 8 — Debt for additional information). The fair values of the Company’s short-term loans generally approximated their carrying values.

At March 31, 2026 and 2025, the Company held currency forward contracts with an aggregated notional amount of $12,397 and $24,532, respectively, to sell United States dollars and to buy various foreign currencies such as Canadian dollars and euros, among others at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the condensed consolidated statement of operations. During the three months ended March 31, 2026 and 2025, the Company recorded a net loss of $637 and a net loss of $601, respectively.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
emotion3D GmbH Contingent Consideration - First Tranche	$1,382	$—	$—	$1,382
emotion3D GmbH Contingent Consideration - Second Tranche	$—	$—	$4,286	$4,286
emotion3D GmbH Contingent Consideration -Third Tranche	$—	$—	$893	$893
emotion3D Indemnity Holdback	$2,000	$—	$—	$2,000

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
emotion3D GmbH Contingent Consideration - First Tranche	$—	$—	$611	$611
emotion3D GmbH Contingent Consideration - Second Tranche	$—	$—	$4,179	$4,179
emotion3D GmbH Contingent Consideration -Third Tranche	$—	$—	$696	$696
emotion3D Subsidies Holdback	$720	$—	$—	$720
emotion3D Indemnity Holdback	$2,000	$—	$—	$2,000

As of March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents, including restricted cash, were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

On January 5, 2026, the Company released the $720 emotion3D subsidies holdback in cash.

Level 3 Disclosures

Contingent Considerations

Contingent considerations are valued based on the consideration expected to be transferred. The Company generally estimates the fair value based on a Monte Carlo Simulations analysis to simulate the probability of achievement of various milestones identified within each contingent consideration arrangement, using certain assumptions that require significant judgment and discount rates. The discount rates are based on the estimated cost of debt plus a premium, which included consideration of expected term of the earn-out payment, yield on treasury instruments and an estimated credit rating for the Company.

Because the acquisition related to emotion3D occurred within the last twelve months, the significant information to be obtained and analyzed and the fact that emotion3D resides in a foreign jurisdiction, the Company’s fair value estimates for the associated contingent consideration were valued based on a probability method as of March 31, 2026.

See Note 9 — Contingent and Earn-Out Liabilities for additional information of our Level 3 disclosures.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	March 31, 2026	December 31, 2025
	Input	Input
Liabilities:
emotion3D GmbH Contingent Consideration - Second Tranche
Market yield rate	10.53%	10.53%
Scenario probability	80.00%	80.00%
emotion3D GmbH Contingent Consideration - Third Tranche
Market yield rate	10.53%	10.53%
Scenario probability	80.00%	64.00%

11.
Stockholders’ Equity

Stock Repurchase Program

On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase Class A common stock. This was inclusive of the concurrent repurchase of shares of Class A common stock described in Note 8 — Debt, under the 2027 Notes, which allowed for a portion of net proceeds to be used to repurchase up to $25,000 of Class A common stock. For the year ended December 31, 2022, in connection with the concurrent repurchase, the Company has repurchased 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404. There were no repurchases of common stock for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there is $42,596 available for future repurchase under the program.

12.
Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase over time as the exchanges occur. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC was approximately 93% and 92% as of March 31, 2026 and December 31, 2025, respectively.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”), which can be exchanged to Class A common stock at an exchange ratio of one to one. The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of March 31, 2026 and December 31, 2025, the Company had an aggregate of 15,865,151 and 16,521,251 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held approximately 59.00% voting control and approximately 34.38% ownership interest in Wuxi as of both March 31, 2026 and December 31, 2025. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of March 31, 2026, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as non-controlling interests in the Company’s condensed consolidated financial statements.

13.
Revenue

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present revenue disaggregated by geography of the shipping location for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
United States	$6,089	$9,071
Greater China	32,239	18,764
Europe	10,280	10,899
South Korea	3,090	5,209
Rest of Asia Pacific	2,643	8,292
Rest of North America	1,086	1,128
South America	30	714
Total	$55,457	$54,077

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

The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025:

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Unbilled revenue	Prepaid expenses and other current assets	$5,418	$4,814
Contract liabilities	Accrued expenses and other current liabilities	$4,090	$4,601

During the three months ended March 31, 2026 and 2025, the Company recognized $1,759 and $1,399, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2026, the amount of performance obligations that have not been recognized as revenue was $3,406, of which approximately 100% is expected to be recognized as revenue over the next 12 months. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.

Concentrations

One customer accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2026. No customers accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2025.

Two customers represented 11% and 10% of accounts receivable at March 31, 2026, respectively. No other individual customer represented more than 10% of accounts receivable at March 31, 2026 and December 31, 2025.

14.
Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$439	$371
Research and development	11,874	11,131
Selling, general, and administrative	7,421	5,730
Total	$19,734	$17,232

Total stock compensation expense for the three months ended March 31, 2026 above included an accrual of $3,500 that represents awards issuable upon distribution of the Company's annual incentive plan. There was no accrual for distribution of the Company's annual incentive plans for the three months ended March 31, 2025.

15.
Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(47,122)	$(37,171)
Less: Net loss attributable to noncontrolling interest	(3,930)	(2,625)
Net loss attributable to common stockholders — basic	$(43,192)	$(34,546)

Net loss attributable to common shares — dilutive	$(43,192)	$(34,546)

Denominator:
Weighted average shares outstanding — basic	207,026,562	191,463,848

Weighted average common shares outstanding—diluted	207,026,562	191,463,848

Net loss per share attributable to common shares— basic	$(0.21)	$(0.18)
Net loss per share attributable to common shares— diluted	$(0.21)	$(0.18)

The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, unexercised options, earn-out shares, escrow shares, and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The 2029 Notes Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the three months ended March 31, 2026 and 2025, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be anti-dilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated as their inclusion would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Unvested Restricted stock units	14,750,701	16,601,162
Convertible Class V common shares	15,865,151	17,621,247
Unexercised options	4,968	150,240
Earn-out Shares	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000
2027 Convertible notes into Class A common shares	3,005,259	18,497,110
2029 Convertible notes into Class A common shares	42,524,208	42,524,208
2031 Convertible notes into Class A common shares	44,045,470	—
	126,920,757	102,118,967

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

The Company's effective tax rate in 2026 will differ from the U.S. federal statutory rate primarily due to changes in valuation allowance, tax expense or benefit in foreign jurisdictions taxed at different tax rates, and changes in non-controlling interest.

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

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that the Company anticipates to be able to utilize in future years. Through March 31, 2026, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, the Company has not recorded a liability under the TRAs.

The Company recorded a benefit (provision) for income taxes of $319 and $(56) for the three months ended March 31, 2026 and 2025, respectively. Income tax benefit for the three months ended March 31, 2026 is primarily related to the Company’s foreign operations. Income tax provision for the three months ended March 31, 2025 is primarily related to the Company’s foreign operations and a nonconsolidated U.S. subsidiary.

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

Royalty Agreement

The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended March 31, 2026 and 2025 was $637 and $666, respectively. These expenses are included in Cost of Goods Sold in the condensed consolidated statements of operations. Accrued royalties of $248 and $169 are included in Accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets as of March 31, 2026 and consolidated balance sheets as of December 31, 2025, respectively.

Tax Distributions

To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the three months ended March 31, 2026 and 2025.

18.
Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Deferred revenue	$4,090	$4,601
Accrued taxes	3,068	4,858
Accrued interest	3,435	1,396
Operating lease liabilities, current	3,361	3,227
Holdbacks and deferred payments for business combinations	1,000	1,720
Accrued royalties	248	169
Other (1)	10,590	8,801
Accrued expenses and other current liabilities	$25,792	$24,772

(1)
Amount represents accruals for various operating expenses such as professional fees, open purchase orders, and other estimates that are expected to be paid within the next 12 months.

19.
Segment Reporting

The Company designs, develops, manufactures and markets a broad range of integrated circuits ("ICs"). It operates and tracks its results in one reportable segment. indie’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes financial information presented on a consolidated basis to assess performance and to make key operating decisions such as the determination of resource allocations. The CODM also utilizes the Company’s consolidated long-range plan, which includes product development roadmaps and long-range consolidated financial models, as a key input to resource allocation. The CODM also makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using consolidated operating income (loss) from operations. The CODM does not review any measures of financial results beyond what is presented in the accompanying statement of operations.

Significant expenses within income (loss) from operations include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statement of operations. The Company’s long-lived assets consist primarily of property, plant and equipment, net and right-of-use assets.

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

Wuxi’s product lines have become increasingly commoditized and are diverging from the Company’s ADAS-focused technology roadmap. This potential divestiture enables the Company to exit these non-core products and reallocate capital towards higher-growth ADAS technologies. Further, upon completion of this potential divestiture, the Company will be released from its conditional obligation to exchange shares of the China subsidiary for the Company’s Class A common stock, as the existing shareholders of the Wuxi subsidiary will tender their interests in the current entity in exchange for equity in a publicly traded company in China, leaving no remaining equity interests subject to the prior exchange arrangement.

During the period between entering into the Wuxi Agreement and prior to closing the Wuxi Divestiture, the divestiture of Wuxi will meet the criteria to be reported as discontinued operations when indie determines that it is probable that United Faith will receive all necessary local regulatory approvals within the requisite period under applicable accounting guidance. Upon the completion of this potential Wuxi Divestiture, indie will fully deconsolidate the financial results of Wuxi and in return, recognize a pre-tax gain/loss, which would be presented in indie’s then consolidated statements of operations. For the three months ended March 31, 2026 and 2025, Wuxi accounted for 38% and 35% of indie’s consolidated revenue, and approximately 12% and 11% of indie’s consolidated operating expenses for each period, respectively. Further, as of March 31, 2026 and December 31, 2025, Wuxi accounted for approximately 11% and 12% of indie’s consolidated total assets, respectively, and approximately 3% and 3% of indie's consolidated total liabilities, respectively. Following any deconsolidation of Wuxi, indie will no longer include any financial results of Wuxi in its future consolidated financial statements.

indie cannot provide any assurance regarding the timing for the completion of the Wuxi Divestiture, that the closing conditions of the Wuxi Divestiture, including, but not limited to, approval of the Whole Transaction by United Faith shareholders and receipt of all required regulatory approvals, will be satisfied, or that the Wuxi Divestiture will be completed.

As of May 11, 2026, management determined that the Wuxi Asset Sale has not met the requisites under applicable accounting guidance to be presented as discontinued operations within indie's condensed consolidated financial statements.

21. Subsequent Events

For its condensed consolidated financial statements as of March 31, 2026, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of March 31, 2026 through May 11, 2026, the date the condensed consolidated financial statements were issued, and identified one subsequent event as described below:

CMOS Image Sensor Business Acquisition from ams-OSRAM AG

On May 8, 2026, Ay Dee Kay Ltd., a private limited company incorporated under the laws of Scotland and a wholly-owned subsidiary of the Company (“indie UK”) entered into a Master Agreement on the Sale and Purchase of the CMOS Imaging Sensor Business (“Purchase Agreement”) with ams-OSRAM AG (“ams-OSRAM”), pursuant to which indie UK has agreed to acquire the CMOS image sensor business of ams-OSRAM (the “CMOS Business”) through the acquisition of all outstanding shares of ams Sensor Belgium B.V., a wholly-owned subsidiary of ams-OSRAM, and the purchase of assets and assumption of liabilities exclusively related to the CMOS Business (the “Acquisition”). The Company is party to the Purchase Agreement as a guarantor of indie UK.

Pursuant to the Purchase Agreement, the aggregate consideration for the Acquisition is 40,000 EUR (or approximately $47,081 based on the exchange rate in effect on May 7, 2026), consisting of: (i) a cash payment of 35,000 EUR at closing, subject to adjustments, including net working capital adjustments; and (ii) a 5,000 EUR vendor debt note provided by ams-OSRAM, with simple interest of 2.5% per annum, payable 24 months after the closing of the Acquisition.

The Acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the third quarter of 2026. As of May 11, 2026, the Company has not yet closed the Acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “indie” refers to indie Semiconductor, Inc. and its consolidated subsidiaries.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements. See “Forward Looking Statements.” We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2025, including, but not limited to, those described under the sections entitled “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We assume no obligation to update any of these forward-looking statements, except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

OUR COMPANY

indie offers highly innovative, high-performance and energy-efficient mixed-signal system-on-chips ("SoCs") and system solutions for advanced driver assistance systems (“ADAS”) in addition to adjacent industrial applications. Our sensors span all major modalities, including Radar, LiDAR, Ultrasound and Computer Vision, while our embedded system control, power management, and interfacing solutions are accelerating the proliferation of automated vehicle safety features. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in Austin, Texas; Detroit, Michigan; San Jose, California; Cordoba, Argentina; Budapest, Hungary; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Vienna, Austria: Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan; and several locations throughout China.

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Hungary, Germany, Scotland, Austria, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the three months ended March 31, 2026 and 2025, approximately 68% and 63%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

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

Wuxi’s product lines have become increasingly commoditized and are diverging from our ADAS-focused technology roadmap. This potential divestiture enables us to exit these non-core products and reallocate capital towards higher-growth ADAS technologies. Further, upon completion of this potential divestiture, we will be released from our conditional obligation to exchange shares of the China subsidiary for our Class A common stock, as the existing shareholders of the Wuxi subsidiary will tender their interests in the current entity in exchange for equity in a publicly traded company in China, leaving no remaining equity interests subject to the prior exchange arrangement.

During the period between entering into the Wuxi Agreement and prior to closing the Wuxi Divestiture, the divestiture of Wuxi will meet the criteria to be reported as discontinued operations when indie determines that it is probable that United Faith will receive all necessary local regulatory approvals within the requisite period under applicable accounting guidance. Upon the completion of this potential Wuxi Divestiture, indie will fully deconsolidate the financial results of Wuxi and in return, recognize a pre-tax gain/loss, which would be presented in indie’s then Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, Wuxi accounted for 38% and 35% of indie’s consolidated revenue, and approximately 12% and 11% of indie’s consolidated operating expenses for each period, respectively. Further, as of March 31, 2026 and December 31, 2025, Wuxi accounted for approximately 11% and 12% of indie’s consolidated total assets and 3% and 3% of indie's consolidated total liabilities, respectively. Following any deconsolidation of Wuxi, we will no longer include any financial results of Wuxi in our future consolidated financial statements.

As of both March 31, 2026 through May 11, 2026, we determined that the Wuxi Asset Sale has not met the requirements under applicable accounting guidance to be presented as discontinued operations within our consolidated financial statements.

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

Impact of Macroeconomic Conditions

Current and continued inflationary conditions have led, and may continue to lead to, rising prices or rising interest rates, which has had, and may continue to have, a dampening effect on overall economic activity and consumer demand for automotive products. There continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of current global trade policies, including tariffs.

The institution of trade tariffs both globally and between the United States and China, specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us and our operations in China. For example, China has responded with tariffs on certain U.S. goods. While we are still evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, these tariffs may adversely impact our revenue and cost of goods sold in the United States. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we have significant operations in China. Furthermore, the imposition of tariffs may cause a decrease in the sales of products to customers located in China, other customers selling to Chinese end users, or other global customers which could materially and adversely affect our business, financial condition and results of operations. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope and nature of the tariffs. For additional information, refer to Part I, Item 1A of our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025, including the risk factor titled “If significant tariffs or other trade restrictions are placed on our products or third-party suppliers, or if we become subject to expanded export controls or trade restrictions, our revenue and results of operations may be materially harmed.”

Additionally, the ongoing conflicts in the Middle East and the implications of these events have created global political and economic uncertainty. We are closely monitoring developments, including any potential impact to our business, customers, suppliers, our employees and operations in Israel, the Middle East and elsewhere. At this time, the impact to indie is subject to change given the volatile nature of the situation.

Refer to Part I, Item 1A of our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025, under the heading “Risk Factors” for more information on our risks and uncertainties.

OPERATING RESULTS

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,
	2026		2025
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$51,567	93%	$50,420	93%	$1,147	2%
Contract revenue	3,890	7%	3,657	7%	233	6%
Total revenue	$55,457	100%	$54,077	100%	$1,380	3%

Revenue for the three months ended March 31, 2026 was $55.5 million, compared to $54.1 million for the three months ended March 31, 2025, an increase of $1.4 million, which was primarily driven by a $1.1 million increase in product revenue and a $0.2 million increase in contract revenue. The increase in product revenue was due primarily to an increase in volume of products sold, offset by a change in product mix.

Operating Expenses

	Three Months Ended March 31,
	2026		2025
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$34,379	62%	$31,528	58%	$2,851	9%
Research and development	38,528	69%	42,115	78%	(3,587)	(9)%
Selling, general, and administrative	21,419	39%	19,367	36%	2,052	11%
Total operating expenses	$94,326	170%	$93,010	172%	$1,316	1%

Cost of goods sold for the three months ended March 31, 2026 was $34.4 million, compared to $31.5 million for the three months ended March 31, 2025. The increase of $2.9 million or 9% was primarily due to an increase of $3.5 million increase in volume of products sold and an increase of $0.9 in product cost, offset by a decrease of $2.2 million resulting from product mix, as described above.

Research and development expense for the three months ended March 31, 2026 was $38.5 million, compared to $42.1 million for the three months ended March 31, 2025. The decrease of $3.6 million or 9% was primarily due to a $4.0 million decrease in personnel and program expenses in connection with the 2025 Restructuring plan, offset by a $0.8 million increase in share-based compensation expense due to the bonus accrual of the Company's annual incentive plan offset by a decrease due to a headcount reduction in connection with the 2025 Restructuring plan. We expect research and development expense to stabilize over time.

Selling, general and administrative expense for the three months ended March 31, 2026 was $21.4 million compared to $19.4 million for the three months ended March 31, 2025. The increase of $2.1 million or 11% was primarily due to a $1.7 increase in share-based compensation expense due to the bonus accrual of the Company's annual incentive plan. We expect selling, general, and administrative expense to stabilize over time.

Other income (expense), net

	Three Months Ended March 31,
	2026	2025
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$873	$2,267	$(1,394)	(61)%
Interest expense	(4,343)	(4,516)	173	(4)%
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	(1,085)	4,803	(5,888)	(123)%
Loss from extinguishment of debt	(3,656)	—	(3,656)	100%
Other expense	(361)	(736)	375	(51)%
'Total other income (expense), net	$(8,572)	$1,818	$(10,390)	(572)%

Interest income for the three months ended March 31, 2026 was $0.9 million, compared to $2.3 million for the three months ended March 31, 2025. Interest income decreased in the current period primarily as a result of a lower average cash balance available for interest-earning compared to the same period in prior year.

Interest expense for the three months ended March 31, 2026 was $4.3 million, compared to $4.5 million for the three months ended March 31, 2025. Interest expense decreased in the current period primarily as a result of the addition of the 2031 Notes and repurchase of the 2027 Notes in March 2026.

For the three months ended March 31, 2026, we recognized a net loss from change in fair value of our contingent considerations and acquisition-related holdbacks of $1.1 million, attributed to a net unrealized loss of $1.1 million for the contingent considerations related to the emotion3D acquisition. During the three months ended March 31, 2025, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $4.8 million. The net gain is primarily attributed to a net unrealized gain of $0.6 million and $1.5 million for the contingent considerations related to the Exalos and Kinetic acquisitions, respectively, and a net realized gain of $2.7 million for the acquisition-related holdbacks related to the GEO acquisition.

Loss from extinguishment of debt of $3.7 million resulted from the repurchase of our 2027 Notes in March 2026 (see Note 8 - Debt for additional discussion of the transaction related to the 2027 Notes).

Other expense for the three months ended March 31, 2026 and 2025 was $0.4 million and $0.7 million, respectively. Other expense relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net loss of $0.6 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively, related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes

Income tax provision for the three months ended March 31, 2026 is primarily related to our foreign operations and a nonconsolidated U.S. subsidiary. Income tax benefit for the three months ended March 31, 2025 is primarily related to our foreign operations and a nonconsolidated U.S. subsidiary.

Refer to Note — 16, Income Tax, in our accompanying unaudited condensed consolidated financial statements for additional detail.

Liquidity and Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations, and available borrowings under our revolving credit facility and the issuance of Class A common stock under the ATM Agreement. We believe these sources of liquidity will be sufficient to meet our liquidity needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of May 11, 2026. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.

Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. The ATM Agreement was previously registered on our registration statement on Form S-3 (Registration No. 333-267120) (the "2022 Registration Statement") which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, we filed with the SEC a prospectus supplement to our automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59.8 million pursuant to the ATM Agreement We implemented and renewed this program for the flexible access it provides to the capital markets. During the three months ended March 31, 2026, there was no ATM related activity. As of March 31, 2026, and since the inception of the program we have raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 through this program and had approximately $59.8 million available for future issuances under the ATM Agreement. As of March 31, 2026, we have incurred total issuance costs of $1.9 million since inception.

In December 2023, employees in Wuxi exercised options granted to them through the Wuxi Employee Equity Incentive Plan (the "Wuxi EIP") and contributed total capital of CNY88.0 million (or approximately $12.3 million) from option proceeds in preparation for a potential IPO in China. The funds were and will be used by Wuxi for general corporate purposes. Wuxi does not have an obligation to repay the collected capital to its employees in the case of an unsuccessful IPO.

On March 29, 2025, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance was due and payable in full on March 27, 2026. This revolving line of credit was renewed on March 27, 2026, and the outstanding principal balance is due and payable in full on March 27, 2027. Interest is payable monthly beginning on May 1, 2026 through the maturity date. Fees of $50 thousand incurred will be amortized over the life of the credit agreement. This line of credit required us to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo.

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

On March 6, 2026, we issued $170.5 million in aggregate principal amount of our 4.00% convertible senior notes which are due in March 2031 (the “2031 Notes”). The 2031 Notes will be convertible into cash, shares of common stock or a combination of cash and common stock at our election. In connection with the 2031 Notes, we entered into several separate, privately negotiated purchase agreements to repurchase $104.0 million in aggregate principal amount of our 2027 Notes at a premium for a total of $106.4 million. The repurchase was funded by the proceeds from the 2031 Notes. Concurrent with the repurchase, we repaid $1.4 million of accrued interest associated with the repurchased principal. Upon completion of this repurchase, $26.0 million principal amount of the 2027 Notes remains outstanding. Refer to Note 8 — Debt, in our accompanying unaudited condensed consolidated financial statements for additional detail.

As of March 31, 2026, our balance of cash and cash equivalents, including restricted cash, was $184.7 million.

The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change	Change
	2026	2025	$	%
Net cash used in operating activities	$(22,126)	$(29,001)	$6,875	(24)%
Net cash used in investing activities	(3,212)	(2,378)	(834)	35%
Net cash (used in) provided by financing activities	55,064	(4,740)	59,804	(1262)%

Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the three months ended March 31, 2026, net cash used in operating activities was $22.1 million, which included net loss of $47.1 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $1.7 million of net losses resulting from a change in fair value for contingent considerations and currency forward contracts, non-cash loss from extinguishment of debt of $3.7 million, $19.7 million in share-based compensation expense and $11.2 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $12.9 million of cash, primarily driven by an increase in inventory, accounts receivable, and prepaid, other current and noncurrent assets, and a decrease in accrued payroll liabilities, offset by a decrease in accounts payable.

Cash used in operating activities during the three months ended March 31, 2025 was $29.0 million, which included net loss of $37.2 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $4.2 million of net losses resulting from a change in fair value for contingent considerations and currency forward contracts, and non-cash increases consisted of $17.2 million in share-based compensation expense and $9.7 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $16.1 million of cash, primarily driven by a decrease in accounts payable, and an increase in accounts receivable, offset by an increase in accrued expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $3.2 million and $2.4 million, respectively. During the period ended March 31, 2026 and 2025, the decrease in cash was due to the purchase of capital expenditures, respectively. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $55.1 million, which was primarily attributed to $165.8 million net proceeds from the 2031 Notes, offset by $106.4 million payments for repurchase of the 2027 Notes, $1.8 million of payments on financed software, and $1.2 million payments on a term loan.

Net cash provided by financing activities for the three months ended March 31, 2025 was $4.7 million, which was primarily attributed to $2.9 million payments on debt obligations and $1.7 million of payments on financed software.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of March 31, 2026:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$2,643	$36,000	$389,000	$—	$427,643
Interest on debt obligations	15,637	29,666	18,773	—	64,076
Operating leases	2,557	6,896	4,358	1,961	15,772
Holdbacks payable in cash	1,000	1,000	—	—	2,000
Total contractual obligations	$21,837	$73,562	$412,131	$1,961	$509,491

In connection with our acquisitions, (See subheading titled Liquidity and Capital Resources — Acquisitions above), we may be required to make future payments or issue additional shares of our common stock to satisfy certain earn-out requirements under the acquisition agreements.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a registrant’s financial condition or results of operations. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; business combinations, which impacts the fair value of acquired assets and assumed liabilities; and contingent considerations, which impact the fair value of assumed liabilities and the recording of other income (expense). We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our critical accounting policies and estimates are disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2025.

Recently Issued and Adopted Accounting Standards

We describe the recently issued and adopted accounting pronouncements that apply to us in Note 1 — Nature of Business and Basis of Presentation to our condensed consolidated financial statements presented herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese Yuan/Renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency translation exchange gain (loss) included in determining loss before income taxes was ($0.4) million and ($0.7) million for the three months ended March 31, 2026 and 2025, respectively. The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2026. We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $8.9 million and $22.8 million related to our foreign subsidiaries is included in Accumulated other comprehensive loss within the Stockholders' Equity section of the condensed consolidated balance sheet at March 31, 2026 and 2025, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of March 31, 2026 as the exchange rate for the U.S. dollar fluctuates against foreign currencies. As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation. To mitigate the risk, we plan to enter into additional foreign currency forward contracts in the foreseeable future.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents and restricted cash (money market funds and marketable securities purchased with less than ninety days until maturity) and restricted cash that totals approximately $184.7 million as of March 31, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of March 31, 2026 at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15d during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The business, financial condition, and operating results of the Company can be affected by many factors, whether currently known or unknown, including but not limited to those described in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past or our anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price.

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

3.2	Amended and Restated Bylaws of indie Semiconductor, Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
4.1	Indenture, dated as of March 6, 2026, between indie Semiconductor, Inc. and U.S. Bank Trust Company, National Association, as trustee
4.2	Form of 4.00% Convertible Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1)
31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 .INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 .SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INDIE SEMICONDUCTOR, INC.

May 11, 2026	By:	/s/ Naixi Wu
		Name:	Naixi Wu
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)