Form 10-Q
period 2026-06-30
indie Semiconductor, Inc.
filed 2026-08-07
CIK 1841925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s Class A and Class V common stock as of August 4, 2026 was 217,928,736 (excluding 1,725,000 Class A shares held in escrow) and 13,880,147, respectively.

INDIE SEMICONDUCTOR, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

		Page

Part I. Financial Information		3
Item 1.	Condensed Consolidated Financial Statements as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Comprehensive Loss	5
	Condensed Consolidated Statements of Stockholders’ Equity and Noncontrolling Interest	6
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

Part II. Other Information		43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signature		45

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” (within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended). Such statements include, but are not limited to, statements regarding the Company’s future business and financial performance and prospects, the pending divestiture of Wuxi indie Microelectronics (“Wuxi”), and other statements identified by words such as “will likely result,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “outlook,” “should,” “could,” “may” or words of similar meaning. Such forward-looking statements are based upon the current beliefs and expectations of the Company’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the anticipated results or other expectations expressed in or implied by such forward-looking statements as a result of various factors, including among others, the following: the impact of the sale of up to all of Ay Dee Kay, LLC’s outstanding equity interest in Wuxi (the "Wuxi Divestiture") and any adverse effects of such pending sale on our business, financial condition, operating results and stock price; macroeconomic conditions, including inflation, rising interest rates and volatility in the credit and financial markets; uncertainty related to the impacts of U.S. tariff and tariff-related regulations, including on inventory, supply chain, cost of our products and consumer demand; current and potential trade restrictions and trade tensions, including the recent trade and tariff actions taken or proposed by the U.S. government affecting the countries where we operate; the impact of the conflict in the Middle East, its implications on global political and economic uncertainty; the Company’s reliance on contract manufacturing and outsourced supply chain and the availability of semiconductors and manufacturing capacity; the Company's ability to realize the anticipated cost savings from its restructuring initiatives; competitive products and pricing pressures; the Company’s ability to win competitive bid selection processes and achieve additional design wins; the impact of any acquisitions the Company has made or may make, including its ability to successfully integrate acquired businesses and risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; management’s ability to develop, market and gain acceptance for new and enhanced products and expand into new technologies and markets; armed conflict and political or economic instability in the Company’s target markets; interruptions in our information systems or networks, including attempted security breaches and other cybersecurity incidents; and additional factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026 (including those identified under “Risk Factors” in Part I, Item 1A therein), as such risk factors may be amended, supplemented or superseded from time to time in the Company’s other public reports filed with the SEC. indie cautions that the foregoing list of factors is not exclusive.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, par value and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$138,975	$145,456
Restricted cash	10,027	10,285
Accounts receivable, net of allowance for doubtful accounts of $116 as of June 30, 2026 and $163 as of December 31, 2025	67,816	57,485
Inventory	67,626	48,618
Prepaid expenses and other current assets	27,115	23,924
Total current assets	311,559	285,768
Property and equipment, net	44,368	43,349
Intangible assets, net	176,551	195,908
Goodwill	286,842	292,644
Operating lease right-of-use assets	13,730	14,363
Other assets and deposits	8,481	8,754
Total assets	$841,531	$840,786

Liabilities and stockholders' equity
Accounts payable	$24,786	$21,832
Accrued payroll liabilities	14,095	9,889
Contingent considerations	5,366	611
Accrued expenses and other current liabilities	22,852	24,772
Intangible asset contract liability	5,875	5,875
Current debt obligations	12,324	13,567
Total current liabilities	85,298	76,546
Long-term debt, net of current portion	403,741	339,834
Intangible asset contract liability, net of current portion	2,189	5,705
Deferred tax liabilities, non-current	13,840	14,198
Operating lease liability, non-current	11,798	13,046
Other long-term liabilities	2,503	7,444
Total liabilities	519,369	456,773
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized, 216,231,469 and 205,823,653 shares issued, 214,506,469 and 204,098,653 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	21	20
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 13,915,151 and 16,521,251 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	2
Additional paid-in capital	1,025,213	998,730
Accumulated deficit	(717,377)	(637,110)
Accumulated other comprehensive loss	(13,186)	(3,611)
indie's stockholders' equity	294,672	358,031
Noncontrolling interest	27,490	25,982
Total stockholders' equity	322,162	384,013
Total liabilities and stockholders' equity	$841,531	$840,786

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$60,507	$49,720	$112,074	$100,140
Contract revenue	3,502	1,914	7,392	5,571
Total revenue	64,009	51,634	119,466	105,711
Operating expenses:
Cost of goods sold	40,923	30,693	75,302	62,221
Research and development	37,809	38,472	76,337	80,587
Selling, general, and administrative	20,359	18,355	41,778	37,722
Restructuring costs	—	7,107	—	7,107
Total operating expenses	99,091	94,627	193,417	187,637
Loss from operations	(35,082)	(42,993)	(73,951)	(81,926)
Other income (expense), net:
Interest income	1,217	2,226	2,090	4,493
Interest expense	(4,688)	(4,527)	(9,031)	(9,043)
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	(188)	90	(1,273)	4,893
Gain (loss) from extinguishment of debt	—	2,623	(3,656)	2,623
Other income (expense)	(661)	1,528	(1,022)	792
Total other income (expense), net	(4,320)	1,940	(12,892)	3,758
Net loss before income taxes	(39,402)	(41,053)	(86,843)	(78,168)
Income tax benefit (provision)	448	(565)	767	(621)
Net loss	(38,954)	(41,618)	(86,076)	(78,789)
Less: Net loss attributable to noncontrolling interest	(1,879)	(2,580)	(5,809)	(5,205)
Net loss attributable to indie Semiconductor, Inc.	$(37,075)	$(39,038)	$(80,267)	$(73,584)

Net loss attributable to common shares — basic	$(37,075)	$(39,038)	$(80,267)	$(73,584)
Net loss attributable to common shares — diluted	$(37,075)	$(39,038)	$(80,267)	$(73,584)

Net loss per share attributable to common shares — basic	$(0.17)	$(0.20)	$(0.38)	$(0.38)
Net loss per share attributable to common shares — diluted	$(0.17)	$(0.20)	$(0.38)	$(0.38)

Weighted average common shares outstanding — basic	212,010,301	195,370,583	209,532,199	193,234,270
Weighted average common shares outstanding — diluted	212,010,301	195,370,583	209,532,199	193,234,270

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(38,954)	$(41,618)	$(86,076)	$(78,789)
Other comprehensive loss:
Foreign currency translation adjustments	(3,202)	17,772	(7,809)	20,118
Comprehensive loss	(42,156)	(23,846)	(93,885)	(58,671)

Less: Comprehensive loss attributable to noncontrolling interest	(782)	(1,686)	(4,043)	(3,869)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(41,374)	$(22,160)	$(89,842)	$(54,802)

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

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity Attributable to indie Semiconductor,	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Inc.	Interest	Equity
Balance as of December 31, 2025	204,098,653	$20	16,521,251	$2	$998,730	$(637,110)	$(3,611)	$358,031	$25,982	$384,013
Issuance per net settlement of equity awards and cash exercise of stock options	4,347,132	1	—	—	(1,177)	—	—	(1,176)	1,632	456
Issuance per Exchange of Class V to Class A	656,100	—	(656,100)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	6,677	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	16,210	—	—	16,210	—	16,210
Issuance per settlement of contingent considerations	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(43,192)	—	(43,192)	(3,930)	(47,122)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,276)	(5,276)	669	(4,607)
Balance as of March 31, 2026	209,108,562	$21	15,865,151	$2	$1,013,763	$(680,302)	$(8,887)	$324,597	$24,353	$348,950

Issuance per net settlement of equity awards and cash exercise of stock options	2,296,940	—	—	—	(3,918)	—	—	(3,918)	3,919	1
Issuance per net settlement of bonus	1,150,967	—	—	—	3,566	—	—	3,566	—	3,566
Issuance per Exchange of Class V to Class A	1,950,000	—	(1,950,000)	(1)	—	—	—	(1)	—	(1)
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	11,802	—	—	11,802	—	11,802
Net loss	—	—	—	—	—	(37,075)	—	(37,075)	(1,879)	(38,954)
Foreign currency translation adjustment	—	—	—	—	—	—	(4,299)	(4,299)	1,097	(3,202)
Balance as of June 30, 2026	214,506,469	$21	13,915,151	$1	$1,025,213	$(717,377)	$(13,186)	$294,672	$27,490	$322,162

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(86,076)	$(78,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,401	20,173
Allowance for credit losses and inventory reserves	583	460
Share-based compensation, including restructuring costs	37,069	32,226
Amortization of discount and cost of issuance of debt	1,382	1,354
Asset impairment in relation to restructuring	—	3,231
Loss (Gain) from change in fair value of contingent considerations and acquisition-related holdbacks	1,273	(4,893)
Loss (Gain) from change in fair value of currency forward contract	736	(1,370)
Loss (Gain) from extinguishment of debt	3,656	(2,623)
Amortization of right-of-use assets	1,627	1,579
Changes in operating assets and liabilities:
Accounts receivable	(10,007)	(5,609)
Inventory	(19,023)	4,199
Accounts payable	3,239	(8,853)
Accrued expenses and other current liabilities	(2,392)	(1,988)
Accrued payroll liabilities	(887)	3,084
Prepaid, other current and noncurrent assets	(3,079)	1,389
Operating lease liabilities	(1,768)	(1,358)
Other long-term liabilities	272	1,182
Net cash used in operating activities	(50,994)	(36,606)
Cash flows from investing activities:
Purchases of property and equipment	(6,330)	(8,392)
Net cash used in investing activities	(6,330)	(8,392)
Cash flows from financing activities:
Proceeds from issuance of debt obligations	170,500	—
Issuance and debt discount costs related to debt obligations	(5,387)	(50)
Payments on debt obligations	(1,122)	(905)
Repurchase of debt obligations	(106,371)	(26,829)
Payments on financed software	(3,516)	(3,691)
Deferred payments on business combination	(2,102)	(2,534)
Proceeds from exercise of stock options	1	1
Net cash provided by (used in) financing activities	52,003	(34,008)
Effect of exchange rate changes on cash and cash equivalents	(1,418)	(2,689)
Net decrease in cash and cash equivalents	(6,739)	(81,695)
Cash, cash equivalents and restricted cash at beginning of period	155,741	284,548
Cash, cash equivalents and restricted cash at end of period	$149,002	$202,853

Reconciliation of amounts on condensed consolidated balance sheet:
Cash and cash equivalents	$138,975	$192,560
Restricted cash	10,027	10,293
Total cash, cash equivalents and restricted cash	$149,002	$202,853

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,114	$7,942

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$(516)	$(243)

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

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The ATM Agreement was previously registered on the registration statement on Form S-3 (Registration No.333-267120), which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, the Company filed with the SEC a prospectus supplement to its automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59,813 pursuant to the ATM Agreement. The Company implemented and renewed this program for the flexible access that it provides to the capital markets. As of June 30, 2026, indie has raised gross proceeds of $90,187, issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 through this program, incurred issuance costs of $1,942 and had approximately $59,813 available for future issuances under the ATM Agreement. During both the three and six months ended June 30, 2026 and 2025 there was no ATM-related activity.

Recent Acquisitions

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

The Acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the third quarter of 2026. As of August 7, 2026, the Company has not yet closed the Acquisition.

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

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codifications (“ASC”) and the Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which approximately 94% was owned by indie as of June 30, 2026. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited (“Ay Dee Kay Ltd.”), a private limited company incorporated under the laws of Scotland, indie Semiconductor Germany GmbH, Symeo GmbH and indie Semiconductor FFO GmbH, which was previously known as Silicon Radar GmbH (“indie FFO”), all of which are private limited liability companies incorporated under the laws of Germany, indie Technologies Switzerland AG, which was previously known as Exalos AG (“indie Switzerland”), a company limited by shares organized under the laws of Switzerland, emotion3D GmbH (“emotion3D”), a private limited liability company incorporated under the laws of Austria, indie Kft, a limited liability company incorporated under the laws of Hungary, indie Photonics Canada Inc., which was previously known as TeraXion Inc. (“indie Canada”) and Geo Semiconductor Canada Inc., both incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, indie China Technology Co., Ltd (Shanghai) and indie China Technology Co., Ltd (Shenzhen), both are private limited company incorporated under the laws of People's Republic of China, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with approximately 59% voting controlled and approximately 34% owned by the Company as of June 30, 2026 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025. There has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2026.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending December 31, 2027. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the condensed consolidated financial statements.

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

2.
Inventory

Inventory consists of the following:

	June 30, 2026	December 31, 2025
Raw materials	$9,325	$9,161
Work-in-process	41,762	31,222
Finished goods	16,539	8,235
Inventory	$67,626	$48,618

During the three and six months ended June 30, 2026, the Company recognized write-downs on the value of inventory of $569 and $583. During the three and six months ended June 30, 2025, the Company recognized write-downs in the value of inventory of $429 and $471, respectively.

3.
Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	June 30, 2026	December 31, 2025
Production tooling	4	$27,808	$26,194
Lab equipment	4	18,271	17,446
Office equipment	3 - 7	13,279	12,758
Leasehold improvements	*	2,421	2,308
Construction in progress		17,539	15,010
Property and equipment, gross		79,318	73,716
Less: Accumulated depreciation		34,950	30,367
Property and equipment, net		$44,368	$43,349

* Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.

The Company recognized depreciation expense of $2,464 and $2,340 for the three months ended June 30, 2026 and 2025, respectively. The Company recognized depreciation expense of $4,789 and $4,309 for the six months ended June 30, 2026 and 2025, respectively.

Fixed assets not yet in service, or construction in progress, consist primarily of capitalized internal-use software, certain production tooling and other equipment that are not yet ready to be placed into service.

4.
Intangible Assets, Net

Intangible assets, net consist of the following:

	June 30, 2026				December 31, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.3	$164,411	$(61,468)	$102,943	5.4	$137,371	$(52,477)	$84,894
Software licenses	1.2	20,390	(14,905)	$5,485	1.6	20,392	(12,289)	$8,103
Customer relationships	6.2	47,113	(16,591)	$30,522	6.8	47,113	(14,372)	$32,741
Intellectual property licenses	0.3	1,944	(1,736)	$208	0.3	1,962	(1,736)	$226
Trade names	3.5	26,899	(13,295)	$13,604	4.1	26,899	(11,627)	$15,272
Backlog	1.2	2,696	(2,583)	$113	1.3	2,696	(2,482)	$214
Effect of exchange rate on gross carrying amount		545	—	$545		3,898	—	$3,898
Intangible assets with finite lives		263,998	(110,578)	153,420		240,331	(94,983)	145,348
IPR&D		23,261	—	$23,261		50,301	—	$50,301
Effect of exchange rate on gross carrying amount		(130)	—	$(130)		259	—	$259
Total intangible assets with indefinite lives		23,131	—	23,131		50,560	—	50,560
Total intangible assets		$287,129	$(110,578)	$176,551		$290,891	$(94,983)	$195,908

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows.

In fiscal 2025, the Company acquired developed technology, customer relationships, trade names, backlog, and In-Process Research & Development as a result of a business combination.

The Company monitors and assesses the above intangible assets for impairment on a periodic basis. For the three and six months ended June 30, 2025, the Company recorded $3,260 of impairment charges related to certain software licenses as part of its 2025 Restructuring Plan. For the three and six months ended June 30, 2026, the Company determined that there was no impairment of intangible assets.

Amortization of intangible assets for the three months ended June 30, 2026 and 2025 was $8,718 and $8,089, respectively. Amortization of intangible assets for the six months ended June 30, 2026 and 2025 was $17,612 and $15,864, respectively. Amortization of intangible assets is included within Cost of goods sold and Selling, general and administrative expenses, based on their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of June 30, 2026, amortization expense for each of the next five fiscal years is expected to be as follows:

2026 (remaining 6 months)	$17,482
2027	29,534
2028	26,133
2029	24,493
2030	23,297
Thereafter	32,481
Total	$153,420

5.
Goodwill

The following table sets forth the carrying amount and activity of goodwill as of June 30, 2026:

Amount
Balance as of the beginning of the period	$292,644
Effect of exchange rate on goodwill	(5,802)
Balance as of the end of the period	$286,842

During the six months ended June 30, 2026, the change in goodwill was primarily related to a $5,802 decrease in value due to the effect of exchange rates on goodwill.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. As of October 1, 2025, the Company’s most recent impairment test date, the fair values of the Company’s reporting units substantially exceeded their respective carrying values. Additionally, there were no indicators of impairment noted during the three and six months ended June 30, 2026.

6.
Debt

The following table sets forth the components of debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$26,000	$(240)	$25,760	$130,000	$(1,752)	$128,248
2029 Notes	218,500	(6,386)	212,114	218,500	(7,223)	211,277
2031 Notes	170,500	(5,159)	165,341	—	—	—
CIBC loan, due 2026	435	(3)	432	1,129	(3)	1,126
Total term loans	415,435	(11,788)	403,647	349,629	(8,978)	340,651

Revolving line of credit and other	12,456	(38)	12,418	12,762	(12)	12,750
Total debt	$427,891	$(11,826)	$416,065	$362,391	$(8,990)	$353,401

The outstanding debt as of June 30, 2026 and December 31, 2025 is classified in the condensed consolidated balance sheets as follows:

	June 30, 2026	December 31, 2025
Current liabilities - Current debt obligations	$12,324	$13,567
Noncurrent liabilities - Long-term debt, net of current maturities	403,741	339,834
Total debt	$416,065	$353,401

2031 Notes

On March 6, 2026, the Company completed a private offering of 4.00% Convertible Senior Notes (the “2031 Initial Notes”). The 2031 Notes (as defined below) were sold under a purchase agreement (the “2031 Notes Purchase Agreement”), dated as of March 3, 2026, entered into by and among the Company and Deutsche Bank Securities Inc. and TD Securities (USA) LLC, as representatives of the several initial purchasers named therein (collectively the “2031 Notes Initial Purchasers”) pursuant to which the Company agreed to sell $150,000 aggregate principal amount of the 2031 Initial Notes. The Company also agreed to grant an option, during a 13-day period beginning on, and including, the date on which the notes were first issued (the “2031 Notes Option”) to the 2031 Notes Initial Purchasers to purchase all or part of an additional $25,000 aggregate principal amount of the 4.00% Convertible Senior Notes due 2031 (the “2031 Notes Option” and, together with the 2031 Initial Notes, the “2031 Notes”). On March 17, 2026, the 2031 Notes Initial Purchasers exercised the 2031 Notes Option to purchase $20,500 aggregate principal amount of 4.00% Convertible Senior Notes due 2031, bringing the total aggregate principal amount for the 2031 Notes to $170,500. The 2031 Notes were issued pursuant to an Indenture dated March 6, 2026 (the “2026 Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Interest on the 2031 Notes is payable semi-annually in arrears on March

15 and September 15 of each year, beginning on September 15, 2026. The 2031 Notes will mature on March 15, 2031, unless earlier repurchased, redeemed or converted.

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

The Company may not redeem the 2031 Notes prior to March 20, 2029. The Company may redeem for cash all or any portion of the 2031 Notes, at the Company's option, on or after March 20, 2029 if the last reported sales price of indie’s Class A common stock, as determined by the Company, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems fewer than all the outstanding 2031 Notes, at least $50,000 aggregate principal amount of 2031 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the 2031 Notes.

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

The 2031 Notes have been recorded as long-term debt in their entirety pursuant to 2020-06, Debt - Debt with Conversion and Other Options ("ASU 2020-06"). The carrying value of the 2031 Notes is presented net of $5,452 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of June 30, 2026, the total carrying value of the 2031 Notes, net of unamortized discount, was $165,341 with a total fair value of $241,258 or 141.50% of the aggregate principal amount of the 2031 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $237 and $293 for the three and six months ended June 30, 2026, respectively. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

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

The 2029 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2029 Notes is presented net of $8,967 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of June 30, 2026 and December 31, 2025, the total carrying value of the 2029 Notes, net of unamortized discount, was $212,114 and $211,277, respectively. As of June 30, 2026, the total fair value of the 2029 Notes was $255,645 or 117.00% of the aggregate principal amount of the 2029 Notes. As of December 31, 2025, the total fair value of the 2029 Notes was $227,087 or 104.00% of the aggregate principal amount of the 2029 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $423 and $405 for the three months ended June 30, 2026 and 2025, respectively. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $837 and

$801 for the six months ended June 30, 2026 and 2025, respectively. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

2027 Notes

On November 16, 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Goldman Sachs & Co. LLC, as representative of the initial purchasers (collectively the “Initial Purchasers”), pursuant to which the Company agreed to sell $140,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Initial Notes”). The Company also agreed to grant an option, exercisable within the 30-day period immediately following the date of the Purchase Agreement (the “Option”) to the Initial Purchasers to purchase all or part of an additional $20,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Additional Notes” and, together with the Initial Notes, the “2027 Notes”). On November 17, 2022, the Initial Purchasers exercised the Option in full, bringing the total aggregate principal amount for the 2027 Notes to $160,000. The sale of the 2027 Notes closed on November 21, 2022. The 2027 Notes were issued pursuant to the 2022 Indenture between the Company and the Trustee. Interest on the 2027 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. The 2027 Notes will mature on November 15, 2027, unless earlier repurchased, redeemed or converted.

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

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of June 30, 2026 and December 31, 2025, the total carrying value of the 2027 Notes, net of unamortized discount, was $25,760 and $128,248, respectively. As of June 30, 2026, the total fair value of the 2027 Notes was $29,026 or 111.64% of the aggregate principal amount of the 2027 Notes. As of December 31, 2025, the total fair value of the 2027 Notes was $124,982 or 96.00% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $40 and $267 for the three months ended June 30, 2026 and 2025, respectively. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $227 and $528 for the six months ended June 30, 2026 and 2025, respectively. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

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

On March 29, 2025, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance was due and payable in full on March 27, 2026. This revolving line of credit was renewed on March 27, 2026, and the outstanding principal balance is due and payable in full on March 27, 2027. Interest is payable monthly beginning on May 1, 2026 through the maturity date. This line of credit required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo, which resulted in total restricted cash of $10,027 as of June 30, 2026. Fees of $50 incurred will be amortized over the life of the credit agreement. This revolving line of credit had an outstanding balance of $10,000 as of June 30, 2026. During the three months ended June 30, 2026 and 2025, the Company paid $63 and $111 in interest expense, respectively, which represented a weighted average interest rate of approximately 2.5% and 4.5%, respectively. During the six months ended June 30, 2026 and 2025, the Company paid $239 and $277 in interest expense, which represented a weighted average interest rate of approximately 4.8% and 5.6%, respectively. The non-cash interest during the three and six months ended June 30, 2026 and 2025 was de minimis.

indie Canada Revolving Credit

In connection with the acquisition of indie Canada on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD 9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD 155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the loan was $435 and $1,129 (or CAD 619 and CAD 1,548), respectively. During the three and six months ended June 30, 2026 and 2025, both cash and non-cash interest expense were de minimis.

indie Canada also has an authorized credit facility of up to CAD 6,000 at June 30, 2026 and December 31, 2025, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of CAD 6,000. As of June 30, 2026 and December 31, 2025, this line of credit had an outstanding balance of $1,926 and $2,453 (or CAD 2,742 and CAD 3,363), respectively. During the three and six months ended June 30, 2026 and 2025, both cash and non-cash interest expense were de minimis.

The table below sets forth the components of interest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$293	$1,795	$1,412	$3,570
Amortization of discount and issuance cost	40	267	227	528
Total interest expense related to the 2027 Notes	333	2,062	1,639	4,098
Interest expense on the 2029 Notes
Stated interest at 3.50% per annum	1,906	1,906	3,792	3,792
Amortization of discount and issuance cost	423	405	837	801
Total interest expense related to the 2029 Notes	2,329	2,311	4,629	4,593
Interest expense on the 2031 Notes
Stated interest at 4.00% per annum	1,705	—	2,182	—
Amortization of discount and issuance cost	237	—	293	—
Total interest expense related to the 2031 Notes	1,942	—	2,475	—
Interest expense on other debt obligations:
Contractual interest	72	142	263	327
Amortization of discount and issuance cost	12	12	25	25
Total interest expense related to other debt obligations	84	154	288	352

Total interest expense	$4,688	$4,527	$9,031	$9,043

The future maturities of the debt obligations are as follows:

2026 (remaining 6 months)	$2,891
2027	36,000
2028	—
2029	218,500
2030	—
2031	170,500
Total	$427,891

7.
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

On September 26, 2025, in connection with the acquisition of emotion3D, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $3,092 and $4,195, respectively. The contingent consideration is comprised of three tranches. Total purchase consideration transferred at the emotion3D Closing Date also included contingent consideration that had a total preliminary fair value of $7,287 as of the acquisition date. The preliminary acquisition date fair value of the contingent considerations was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The contingent consideration is comprised of up to three tranches and all are payable in cash or Class A common stock, at indie’s sole election. The First Earnout pays up to a maximum of $4,000, upon achievement of a total revenue target of EUR 3,650 (or $4,163) for the full year ended December 31, 2025, provided only a maximum total of EUR 2,100 can be counted toward the milestone between January 1, 2025 through the emotion3D Closing Date. The Second Earnout pays up to a maximum of $6,000, upon achievement of revenue target of $6,300 between January 1, 2026 through February 28, 2027. In the case where the First Earnout is not achieved in full and emotion3D achieves total revenue in excess of $8,400 within the same period as relevant for the Second Earnout, emotion3D is entitled to the Third Earnout that pays up to a maximum of $1,250, upon achievement of a revenue target equal to $8,400 plus the corresponding revenue shortfall from the First Earnout. The corresponding revenue shortfall from the First Earnout is calculated by actual revenue achieved during the First Earnout measurement period and a ceiling of $4,163. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. As the potential payment of the Third Earnout is dependent upon the shortfall in the First Earnout and the over-achievement in the Second Earnout, the preliminary fair value of the Third Earnout has been considered as part of the First Earnout. In May 2026, the Company settled the first tranche for $1,382 in cash. The Second and Third Earnout is reflected in Contingent considerations in the condensed consolidated balance sheet as of June 30, 2026. The fair value of the second and third tranche contingent consideration liabilities as of June 30, 2026 was $4,441 and $925, respectively.

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

At June 30, 2026 and 2025, the Company held currency forward contracts with an aggregated notional amount of $7,762 and $21,602, respectively, to sell United States dollars and to buy various foreign currencies such as Canadian dollars and euros, among others at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the condensed consolidated statement of operations. During the three months ended June 30, 2026 and 2025, the Company recorded a net loss of $99 and a net gain of $1,958, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded a net loss of $736 and a net gain of $1,367, respectively.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
emotion3D GmbH Contingent Consideration - Second Tranche	$—	$—	$4,441	$4,441
emotion3D GmbH Contingent Consideration -Third Tranche	$—	$—	$925	$925
emotion3D Indemnity Holdback	$2,000	$—	$—	$2,000

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
emotion3D GmbH Contingent Consideration - First Tranche	$—	$—	$611	$611
emotion3D GmbH Contingent Consideration - Second Tranche	$—	$—	$4,179	$4,179
emotion3D GmbH Contingent Consideration -Third Tranche	$—	$—	$696	$696
emotion3D Subsidies Holdback	$720	$—	$—	$720
emotion3D Indemnity Holdback	$2,000	$—	$—	$2,000

As of June 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents, including restricted cash, were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

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

Because the acquisition related to emotion3D occurred within the last twelve months, the significant information to be obtained and analyzed and the fact that emotion3D resides in a foreign jurisdiction, the Company’s fair value estimates for the associated contingent consideration were valued based on a probability method as of June 30, 2026.

See Note 7 — Contingent and Earn-Out Liabilities for additional information of our Level 3 disclosures.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	June 30, 2026	December 31, 2025
	Input	Input
Liabilities:
emotion3D GmbH Contingent Consideration - Second Tranche
Market yield rate	10.53%	10.53%
Scenario probability	80.00%	80.00%
emotion3D GmbH Contingent Consideration - Third Tranche
Market yield rate	10.53%	10.53%
Scenario probability	80.00%	64.00%

9.
Stockholders’ Equity

Stock Repurchase Program

On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase Class A common stock. This was inclusive of the concurrent repurchase of shares of Class A common stock described in Note 8 — Debt, under the 2027 Notes, which allowed for a portion of net proceeds to be used to repurchase up to $25,000 of Class A common stock. For the year ended December 31, 2022, in connection with the concurrent repurchase, the Company repurchased 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404. Through June 30, 2026, there have been no subsequent repurchases of common stock under the program. As of June 30, 2026, there is $42,596 available for future repurchase under the program.

10.
Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase over time as the exchanges occur. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC was approximately 94% and 92% as of June 30, 2026 and December 31, 2025, respectively.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”), which can be exchanged to Class A common stock at an exchange ratio of one to one. The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of June 30, 2026 and December 31, 2025, the Company had an aggregate of 13,915,151 and 16,521,251 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held approximately 59.00% voting control and approximately 34.38% ownership interest in Wuxi as of both June 30, 2026 and December 31, 2025. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of June 30, 2026, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements.

11.
Revenue

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present revenue disaggregated by geography of the shipping location for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$4,800	$7,676	$10,889	$16,747
Greater China	37,265	22,983	69,504	41,747
Europe	11,544	2,762	21,824	7,971
South Korea	3,854	12,885	6,944	23,784
Rest of Asia Pacific	4,595	867	7,238	1,995
Rest of North America	1,909	4,074	2,995	12,366
South America	42	387	72	1,101
Total	$64,009	$51,634	$119,466	$105,711

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

The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025:

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Unbilled revenue	Prepaid expenses and other current assets	$6,189	$4,814
Contract liabilities	Accrued expenses and other current liabilities	$4,011	$4,601

During the three months ended June 30, 2026 and 2025, the Company recognized $591 and $218, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the six months ended June 30, 2026 and 2025, the Company recognized $2,350 and $1,617, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet that will be recognized as revenue and unbilled amounts that will be billed per contractual billing schedules in the future. As of June 30, 2026, the amount of performance obligations that have not been recognized as revenue was $1,991, of which approximately 100% is expected to be recognized as revenue over the next 12 months. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.

Concentrations

One customer accounted for 10% and 12% of the Company’s total revenue for the three and six months ended June 30, 2026, respectively. No customers accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2025

There were no customers that represented more than 10% of accounts receivable at June 30, 2026 and December 31, 2025, respectively.

12.
Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$404	$124	$843	$495
Research and development	10,501	9,183	22,375	20,314
Selling, general, and administrative	6,430	5,232	13,851	10,962
Restructuring costs	—	455	—	455
Total	$17,335	$14,994	$37,069	$32,226

Total stock compensation expense for the three months ended June 30, 2026 and 2025 above included an accrual of $4,900 and $7,634 that represents awards issuable upon distribution of the Company's annual incentive plan. Stock compensation expense for the six months ended June 30, 2026 and 2025 included $8,400 and $7,634, respectively, related to awards issuable upon distribution of the Company's annual incentive plans.

13.
Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(38,954)	$(41,618)	$(86,076)	$(78,789)
Less: Net loss attributable to noncontrolling interest	(1,879)	(2,580)	(5,809)	(5,205)
Net loss attributable to common stockholders — basic	$(37,075)	$(39,038)	$(80,267)	$(73,584)

Net loss attributable to common shares — dilutive	$(37,075)	$(39,038)	$(80,267)	$(73,584)

Denominator:
Weighted average shares outstanding — basic	212,010,301	195,370,583	209,532,199	193,234,270

Weighted average common shares outstanding—diluted	212,010,301	195,370,583	209,532,199	193,234,270

Net loss per share attributable to common shares— basic	$(0.17)	$(0.20)	$(0.38)	$(0.38)
Net loss per share attributable to common shares— diluted	$(0.17)	$(0.20)	$(0.38)	$(0.38)

The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, unexercised options, earn-out shares, escrow shares, and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The 2029 Notes Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the three and six months ended June 30, 2026 and 2025, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the effect of inclusion would be anti-dilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated as their inclusion would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unvested Restricted stock units	14,336,831	13,278,598	14,336,831	13,278,598
Convertible Class V common shares	13,915,151	17,621,247	13,915,151	17,621,247
Unexercised options	—	61,461	—	61,461
Earn-out Shares	5,000,000	5,000,000	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000	1,725,000	1,725,000
2027 Convertible notes into Class A common shares	3,005,259	15,026,297	3,005,259	15,026,297
2029 Convertible notes into Class A common shares	42,524,208	42,524,208	42,524,208	42,524,208
2031 Convertible notes into Class A common shares	44,045,470	—	44,045,470	—
	124,551,919	95,236,811	124,551,919	95,236,811

14.
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

The Company's effective tax rate in 2026 will differ from the U.S. federal statutory rate primarily due to changes in valuation allowance, tax expense or benefit in foreign jurisdictions taxed at different tax rates, and changes in noncontrolling interest.

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

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK, LLC units and other carryforward attributes assumed that the Company anticipates to be able to utilize in future years. Through June 30, 2026, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, the Company has not recorded a liability under the TRAs.

The Company recorded a benefit (provision) for income taxes of $448 and $(565) for the three months ended June 30, 2026 and 2025, respectively. The Company recorded a benefit (provision) for income taxes of $767 and $(621) for the six months ended June 30, 2026 and 2025, respectively. Income tax benefit for the three and six months ended June 30, 2026 is primarily related to the Company’s foreign operations. Income tax provision for the three and six months ended June 30, 2025 is primarily related to the Company’s foreign operations and a nonconsolidated U.S. subsidiary.

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

Royalty Agreement

The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended June 30, 2026 and 2025 was $753 and $608, respectively. Total royalty expense incurred in connection with these contracts during the six months ended June 30, 2026 and 2025 was $1,390 and $1,274, respectively. These expenses are included in Cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $282 and $169 are included in Accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Tax Distributions

To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the three and six months ended June 30, 2026 and 2025.

16.
Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Deferred revenue	$4,011	$4,601
Accrued taxes	1,521	4,858
Accrued interest	2,930	1,396
Operating lease liabilities, current	3,433	3,227
Holdbacks and deferred payments for business combinations	1,000	1,720
Accrued royalties	282	169
Other (1)	9,675	8,801
Accrued expenses and other current liabilities	$22,852	$24,772

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

During the period between entering into the Wuxi Agreement and prior to closing the Wuxi Divestiture, the divestiture of Wuxi will meet the criteria to be reported as discontinued operations when indie determines that it is probable that United Faith will receive all necessary local regulatory approvals within the requisite period under applicable accounting guidance. Upon the completion of this potential Wuxi Divestiture, indie will fully deconsolidate the financial results of Wuxi and in return, recognize a pre-tax gain/loss, which would be presented in indie’s then consolidated statements of operations. For the three months ended June 30, 2026 and 2025, Wuxi accounted for 44% and 42% of indie’s consolidated revenue, and approximately 13% and 10% of indie’s consolidated operating expenses for each period, respectively. For the six months ended June 30, 2026 and 2025, Wuxi accounted for 41% and 38% of indie’s consolidated revenue, and approximately 13% and 11% of indie’s consolidated operating expenses for each period, respectively. Further, as of June 30, 2026 and December 31, 2025, Wuxi accounted for approximately 12% and 12% of indie’s consolidated total assets, respectively, and approximately 3% and 3% of indie's consolidated total liabilities, respectively. Following any deconsolidation of Wuxi, indie will no longer include any financial results of Wuxi in its future consolidated financial statements.

indie cannot provide any assurance regarding the timing for the completion of the Wuxi Divestiture, that the closing conditions of the Wuxi Divestiture, including, but not limited to, approval of the Whole Transaction by United Faith shareholders and receipt of all required regulatory approvals, will be satisfied, or that the Wuxi Divestiture will be completed.

As of August 7, 2026, management determined that the Wuxi Asset Sale has not met the requisites under applicable accounting guidance to be presented as discontinued operations within indie's condensed consolidated financial statements.

19. Subsequent Events

For its condensed consolidated financial statements as of June 30, 2026, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of June 30, 2026 through August 7, 2026, the date the condensed consolidated financial statements were issued.

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

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Hungary, Germany, Scotland, Austria, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the six months ended June 30, 2026 and 2025, approximately 70% and 61%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

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

During the period between entering into the Wuxi Agreement and prior to closing the Wuxi Divestiture, the divestiture of Wuxi will meet the criteria to be reported as discontinued operations when indie determines that it is probable that United Faith will receive all necessary local regulatory approvals within the requisite period under applicable accounting guidance. Upon the completion of this potential Wuxi Divestiture, indie will fully deconsolidate the financial results of Wuxi and in return, recognize a pre-tax gain/loss, which would be presented in indie’s then consolidated statements of operations. For the three months ended June 30, 2026 and 2025, Wuxi accounted for 44% and 42% of indie’s consolidated revenue, and approximately 13% and 10% of indie’s consolidated operating expenses for each period, respectively. For the six months ended June 30, 2026 and 2025, Wuxi accounted for 41% and 38% of indie’s consolidated revenue, and approximately 13% and 11% of indie’s consolidated operating expenses for each period, respectively. Further, as of June 30, 2026 and December 31, 2025, Wuxi accounted for approximately 12% and 12% of indie’s consolidated total assets, respectively, and approximately 3% and 3% of indie's consolidated total liabilities, respectively. Following any deconsolidation of Wuxi, we will no longer include any financial results of Wuxi in our future consolidated financial statements.

As of both June 30, 2026 through August 7, 2026, we determined that the Wuxi Asset Sale has not met the requirements under applicable accounting guidance to be presented as discontinued operations within our consolidated financial statements.

Further, we cannot provide any assurance regarding the timing for the completion of the Wuxi Divestiture, that the closing conditions of the Wuxi Divestiture, including, but not limited to, approval of the Whole Transaction by United Faith shareholders and receipt of all required regulatory approvals, will be satisfied, or that the Wuxi Divestiture will be completed.

Recent Acquisitions

Acquisition of CMOS Imaging Sensor Business

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

The Acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the third quarter of 2026. As of August 7, 2026, the Company has not yet closed the Acquisition.

Acquisition of emotion3D

On September 26, 2025 (the “emotion3D Closing Date”), Ay Dee Kay Ltd. completed its acquisition of emotion3D GmbH (“emotion3D”). The acquisition was consummated pursuant to a Share Purchase Agreement (the “SPA”) whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The aggregate consideration for the emotion3D acquisition consisted of (i) $17.7 million in cash as the initial cash consideration (including debt paid at closing and net of cash acquired); (ii) certain contingent consideration with a total preliminary fair value of $7.3 million at closing, payable in cash or Class A common stock at indie's sole discretion, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $3.0 million subject to final release 24 months from the emotion3D Closing Date.

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

OPERATING RESULTS

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,
	2026		2025
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$60,507	95%	$49,720	96%	$10,787	22%
Contract revenue	3,502	5%	1,914	4%	1,588	83%
Total revenue	$64,009	100%	$51,634	100%	$12,375	24%

Revenue for the three months ended June 30, 2026 was $64.0 million, compared to $51.6 million for the three months ended June 30, 2025, an increase of $12.4 million, which was primarily driven by a $10.8 million increase in product revenue and a $1.6 million increase in contract revenue. The increase in product revenue was due primarily to an increase in volume of products sold, offset by a change in average selling price and product mix.

Operating Expenses

	Three Months Ended June 30,
	2026		2025
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$40,923	64%	$30,693	59%	$10,230	33%
Research and development	37,809	59%	38,472	75%	(663)	(2)%
Selling, general, and administrative	20,359	32%	18,355	36%	2,004	11%
Restructuring costs	-	0%	7,107	14%	(7,107)	(100)%
Total operating expenses	$99,091	155%	$94,627	183%	$4,464	5%

Cost of goods sold for the three months ended June 30, 2026 was $40.9 million, compared to $30.7 million for the three months ended June 30, 2025. The increase of $10.2 million or 33% was primarily due to an increase of $9.9 million increase in volume of products sold and partially offset by a decrease of $1.1 million resulting from product mix change, as described above. Further, for the three months ended June 30, 2026 and 2025, total amortization of acquired intangible assets included in cost of goods sold were $5.3 million and $4.2 million, respectively.

Research and development expense for the three months ended June 30, 2026 was $37.8 million, compared to $38.5 million for the three months ended June 30, 2025. The decrease of $0.7 million or 2% was primarily due to a $1.8 million decrease in personnel costs including share-based compensation expense due to change in headcount, partially offset by a $1.3 million increase in program and outside service related expenses as a result of ongoing program development. We expect research and development expense to stabilize over time.

Selling, general and administrative expense for the three months ended June 30, 2026 was $20.4 million compared to $18.4 million for the three months ended June 30, 2025. The increase of $2.0 million or 11% was primarily due to a $1.2 million increase in third party professional fees and business expenses. We expect selling, general, and administrative expense to stabilize over time.

Restructuring costs for the three months ended June 30, 2025 was $7.1 million due to the 2025 Restructuring Plan initiated in May 2025.

Other income (expense), net

	Three Months Ended June 30,
	2026	2025
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$1,217	$2,226	$(1,009)	(45)%
Interest expense	(4,688)	(4,527)	(161)	4%
Gain (loss) from change in fair value of contingent considerations	(188)	90	(278)	(309)%
Gain from extinguishment of debt	—	2,623	(2,623)	(100)%
Other income (expense)	(661)	1,528	(2,189)	(143)%
Total other income (expense), net	$(4,320)	$1,940	$(6,260)	(323)%

Interest income for the three months ended June 30, 2026 was $1.2 million, compared to $2.2 million for the three months ended June 30, 2025. Interest income decreased in the current period primarily as a result of a lower average cash balance available for interest-earning compared to the same period in prior year.

Interest expense for the three months ended June 30, 2026 was $4.7 million, compared to $4.5 million for the three months ended June 30, 2025.

For the three months ended June 30, 2026, we recognized a net loss from change in fair value of our contingent considerations of $0.2 million, attributed to a net unrealized loss of $0.2 million for the contingent considerations related to the emotion3D acquisition. During the three months ended June 30, 2025, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $0.1 million. The net gain is primarily attributed to a net unrealized gain of $0.1 million related to the Kinetic acquisition.

Gain from extinguishment of debt of $2,623 for the three months ended June 30, 2025 resulted from the repurchase of our 2027 Notes in June 2025. See Note 6 - Debt for additional discussion of the transaction related to the 2027 Notes.

Other income (expense) for the three months ended June 30, 2026 and 2025 was $(661) and $1.5 million, respectively. Other income (expense) relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net loss of $99 and a net gain of $2.0 million for the three months ended June 30, 2026 and 2025, respectively, related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes

Income tax benefit for the three months ended June 30, 2026 is primarily related to our foreign operations. Income tax provision for the three months ended June 30, 2025 is primarily related to our foreign operations and a nonconsolidated U.S. subsidiary.

Refer to Note — 14, Income Taxes in our accompanying unaudited condensed consolidated financial statements for additional detail.

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue

	Six Months Ended June 30,
	2026		2025
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$112,074	94%	$100,140	95%	$11,934	12%
Contract revenue	7,392	6%	5,571	5%	1,821	33%
Total revenue	$119,466	100%	$105,711	100%	$13,755	13%

Revenue for the six months ended June 30, 2026 was $119.5 million, compared to $105.7 million for the six months ended June 30, 2025, an increase of $13.8 million, which was primarily driven by a $11.9 million increase in product revenue and a $1.8 million increase in contract revenue. The increase in product revenue was due primarily to an increase in volume of products sold, partially offset by a change in product mix.

Operating Expenses

	Six Months Ended June 30,
	2026		2025
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$75,302	63%	$62,221	59%	$13,081	21%
Research and development	76,337	64%	80,587	76%	(4,250)	(5)%
Selling, general, and administrative	41,778	35%	37,722	36%	4,056	11%
Restructuring costs	—	0%	7,107	7%	(7,107)	(100)%
Total operating expenses	$193,417	162%	$187,637	178%	$5,780	3%

Cost of goods sold for the six months ended June 30, 2026 was $75.3 million, compared to $62.2 million for the six months ended June 30, 2025. The increase of $13.1 million or 21% was primarily due to an increase of $13.4 million increase in volume of products sold and an increase of $0.9 million in product cost, partially offset by a decrease of $3.3 million resulting from change in product mix, as described above. Further, for the six months ended June 30, 2026 and 2025, total amortization of acquired intangible assets included in cost of goods sold were $9.9 million and $8.0 million, respectively.

Research and development expense for the six months ended June 30, 2026 was $76.3 million, compared to $80.6 million for the six months ended June 30, 2025. The decrease of $4.3 million or 5% was primarily due to a $1.6 million decrease in personnel and $3.4 million decrease in program and outside professional service expenses in connection with the 2025 Restructuring plan, offset by a $2.0 million increase in share-based compensation expense due to the bonus accrual of the Company's annual incentive plan. We expect research and development expense to stabilize over time.

Selling, general and administrative expense for the six months ended June 30, 2026 was $41.8 million compared to 37.7 million for the six months ended June 30, 2025. The increase of $4.1 million or 11% was primarily due to a $2.9 increase in share-based compensation expense due to the bonus accrual of the Company's annual incentive plan as well as an increase of $1.2 million in professional and outside services due to increased business activities. We expect selling, general, and administrative expense to stabilize over time.

Restructuring costs for the six months ended June 30, 2025 was $7.1 million due to the 2025 Restructuring Plan initiated in May 2025.

Other income (expense), net

	Six Months Ended June 30,
	2026	2025
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$2,090	$4,493	$(2,403)	(53)%
Interest expense	(9,031)	(9,043)	12	(0)%
Gain (loss) from change in fair value of contingent considerations and acquisition-related holdbacks	(1,273)	4,893	(6,166)	(126)%
Gain (loss) from extinguishment of debt	(3,656)	2,623	(6,279)	(239)%
Other income (expense)	(1,022)	792	(1,814)	(229)%
'Total other income (expense), net	$(12,892)	$3,758	$(16,650)	(443)%

Interest income for the six months ended June 30, 2026 was $2.1 million, compared to $4.5 million for the six months ended June 30, 2025. Interest income decreased in the current period primarily as a result of a lower average cash balance available for interest-earning compared to the same period in prior year.

Interest expense for both the six months ended June 30, 2026 and 2025 was $9.0 million.

For the six months ended June 30, 2026, we recognized a net loss from change in fair value of our contingent considerations and acquisition-related holdbacks of $1.3 million, attributed to a net unrealized loss of $1.3 million for the contingent considerations related to the emotion3D acquisition. During the six months ended June 30, 2025, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $4.9 million. The net gain is primarily attributed to a net unrealized gain of $0.6 million and $1.6 million for the contingent considerations related to the Exalos and Kinetic acquisitions, respectively, and a net realized gain of $2.7 million for the acquisition-related holdbacks related to the GEO acquisition.

For the six months ended June 30, 2026, loss from extinguishment of debt of $3.7 million resulted from the repurchase of our 2027 Notes in March 2026. For the six months ended June 30, 2025, gain from extinguishment of debt of $2.6 million resulted from the repurchase of our 2027 Notes in June 2025. (see Note 6 - Debt for additional discussion of the transaction related to the 2027 Notes)

Other income (expense) for the six months ended June 30, 2026 and 2025 was $(1.0) million and $0.8 million, respectively. Other expense relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net loss of $0.7 million and a net gain of $1.4 million for the six months ended June 30, 2026 and 2025, respectively, related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes

Income tax benefit for the six months ended June 30, 2026 is primarily related to our foreign operations. Income tax provision for the six months ended June 30, 2025 is primarily related to our foreign operations and a nonconsolidated U.S. subsidiary.

Refer to Note — 14, Income Taxes in our accompanying unaudited condensed consolidated financial statements for additional detail.

Liquidity and Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations, and available borrowings under our revolving credit facility and the issuance of Class A common stock under the ATM Agreement. We believe these sources of liquidity will be sufficient to meet our liquidity needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of August 7, 2026. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.

Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. The ATM Agreement was previously registered on our registration statement on Form S-3 (Registration No. 333-267120) (the "2022 Registration Statement"), which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, we filed with the SEC a prospectus supplement to our automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59.8 million pursuant to the ATM Agreement. We implemented and renewed this program for the flexible access it provides to the capital markets. During the three and six months ended June 30, 2026, there was no ATM related activity. As of June 30, 2026, and since the inception of the program, we have raised gross proceeds of $90.2 million and issued 11,138,984 shares of Class A common stock at an average per-share sales price of $8.10 through this program and had approximately $59.8 million available for future issuances under the ATM Agreement. As of June 30, 2026, we have incurred total issuance costs of $1.9 million since inception.

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

In June 2025, we entered into several separate, privately negotiated purchase agreements to repurchase $30.0 million in aggregate principal amount of our 2027 Notes at a discount. The repurchase was funded by cash on hand and accounted for as an extinguishment of debt. Concurrent with the repurchase, we repaid $0.1 million of accrued interest associated with the repurchased principal. Upon completion of this repurchase, $130.0 million principal amount of the 2027 Notes remains outstanding. Refer to Note 6 — Debt in our accompanying unaudited condensed consolidated financial statements for additional detail.

On September 26, 2025, we completed the acquisition of emotion3D, whereby Ay Dee Kay Ltd. acquired all of the outstanding common shares of emotion3D. The closing consideration consisted of (i) $17.7 million in cash as the initial cash consideration (including debt paid at closing and net of cash acquired); (ii) certain contingent considerations with total preliminary fair value of $7.3 million, payable in cash or Class A common stock at indie's sole election, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $3.0 million subject to final release 24 months from September 26, 2025.

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

Notes remains outstanding. Refer to Note 6 — Debt in our accompanying unaudited condensed consolidated financial statements for additional detail.

As of June 30, 2026, our balance of cash and cash equivalents, including restricted cash, was $149.0 million.

The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change	Change
	2026	2025	$	%
Net cash used in operating activities	$(50,994)	$(36,606)	$(14,388)	39%
Net cash used in investing activities	(6,330)	(8,392)	2,062	(25)%
Net cash (used in) provided by financing activities	52,003	(34,008)	86,011	(253)%

Operating Activities

Our primary use of cash is to fund operating expenses, which consists primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the six months ended June 30, 2026, net cash used in operating activities was $51.0 million, which included net loss of $86.1 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of $2.0 million of net losses resulting from a change in fair value for contingent considerations and currency forward contracts, loss from extinguishment of debt of $3.7 million, $37.1 million in share-based compensation expense and $22.4 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $33.6 million of cash, primarily driven by an increase in inventory, accounts receivable, and prepaid, other current and noncurrent assets, and a decrease in accrued expenses and other current liabilities, partially offset by an increase in accounts payable.

Cash used in operating activities during the six months ended June 30, 2025 was $36.6 million, which included net loss of $78.8 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $6.3 million of net gains resulting from a change in fair value for contingent considerations and currency forward contracts, and non-cash increases consisted of $32.2 million in share-based compensation expense and $20.2 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $8.0 million of cash, primarily driven by a decrease in accounts payable and an increase in accounts receivable, partially offset by a decrease in inventory, and an increase in accrued payroll liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $6.3 million and $8.4 million, respectively. During the period ended June 30, 2026 and 2025, the decrease in cash was due to the purchase of capital expenditures, respectively. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $52.0 million, which was primarily attributed to $165.8 million net proceeds from the 2031 Notes, partially offset by $106.4 million of payments for repurchase of the 2027 Notes, $3.5 million of payments on financed software, and $1.1 million payments on a term loan.

Net cash used in financing activities for the six months ended June 30, 2025 was $34.0 million, which was primarily attributed to $27.7 million of payments on debt obligations and the 2027 Notes repurchase, $3.7 million of payments on financed software, and $2.5 million of payment in connection with the first contingent consideration under the Kinetic acquisition.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of June 30, 2026:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$2,891	$36,000	$389,000	$—	$427,891
Interest on debt obligations	15,637	29,374	15,156	—	60,167
Operating leases	1,716	7,012	4,357	2,146	15,231
Holdbacks payable in cash	—	1,000	—	—	1,000
Total contractual obligations	$20,244	$73,386	$408,513	$2,146	$504,289

In connection with our acquisitions (see subheading titled Liquidity and Capital Resources — Acquisitions above), we may be required to make future payments or issue additional shares of our common stock to satisfy certain earn-out requirements under the acquisition agreements. In addition, the obligations above do not include any commitments related to pending acquisitions that have not yet closed, see Note 1 — Nature of the Business and Basis of Presentation for additional information regarding pending acquisitions.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a registrant’s financial condition or results of operations. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; business combinations, which impacts the fair value of acquired assets and assumed liabilities; and contingent considerations, which impact the fair value of assumed liabilities and the recording of other income (expense). We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our critical accounting policies and estimates are disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2025.

Recently Issued and Adopted Accounting Standards

We describe the recently issued and adopted accounting pronouncements that apply to us in Note 1 — Nature of the Business and Basis of Presentation to our condensed consolidated financial statements presented herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese Yuan/Renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency translation exchange gain (loss) included in determining loss before income taxes was ($0.7) million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025 the foreign currency translation exchange gain (loss) included in determining loss before income taxes was $1.0 million and $0.8 million, respectively. The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2026. We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $13.2 million and $5.9 million related to our foreign subsidiaries is included in Accumulated other comprehensive loss within the Stockholders' Equity section of the condensed consolidated balance sheet at June 30, 2026 and 2025, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of June 30, 2026 as the exchange rate for the U.S. dollar fluctuates against foreign currencies. As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation. To mitigate the risk, we plan to enter into additional foreign currency forward contracts in the foreseeable future.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents and restricted cash (money market funds and marketable securities purchased with less than ninety days until maturity) and restricted cash that totals approximately $149.0 million as of June 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of June 30, 2026 at a reasonable assurance level.

Per Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) On May 20, 2026, Sonalee Parekh, Director of the Company adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 59,932 shares of Class A common stock commencing August 17, 2026. The Rule 10b5-1 trading arrangement terminates on the earlier of September 30, 2027 or the date all shares are sold.

ITEM 6. EXHIBITS.

(d) Exhibits

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 5, 2025 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on June 6, 2025)

3.2	Amended and Restated Bylaws of indie Semiconductor, Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
10.1*	indie Semiconductor, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan
31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 .INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 .SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Indicates a management or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INDIE SEMICONDUCTOR, INC.

August 7, 2026	By:	/s/ Naixi Wu
		Name:	Naixi Wu
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)