Form 10-Q
period 2026-09-30
indie Semiconductor, Inc.
filed 2026-11-06
CIK 1841925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s Class A and Class V common stock as of November 3, 2026 was 229,842,291 (excluding 1,725,000 Class A shares held in escrow) and 10,955,186, respectively.

INDIE SEMICONDUCTOR, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

		Page

Part I. Financial Information		3
Item 1.	Condensed Consolidated Financial Statements as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Comprehensive Loss	5
	Condensed Consolidated Statements of Stockholders’ Equity and Noncontrolling Interest	6
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

Part II. Other Information		47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
Signature		49

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, par value and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$134,249	$145,456
Restricted cash	10,023	10,285
Accounts receivable, net of allowance for doubtful accounts of $141 as of September 30, 2026 and $163 as of December 31, 2025	79,272	57,485
Inventory	80,039	48,618
Prepaid expenses and other current assets	24,369	23,924
Total current assets	327,952	285,768
Property and equipment, net	43,619	43,349
Intangible assets, net	170,639	195,908
Goodwill	282,642	292,644
Operating lease right-of-use assets	12,947	14,363
Other assets and deposits	8,262	8,754
Total assets	$846,061	$840,786

Liabilities and stockholders' equity
Accounts payable	$27,893	$21,832
Accrued payroll liabilities	11,834	9,889
Contingent considerations	—	611
Accrued expenses and other current liabilities	26,331	24,772
Intangible asset contract liability	5,875	5,875
Current debt obligations	25,523	13,567
Total current liabilities	97,456	76,546
Long-term debt, net of current portion	404,475	339,834
Intangible asset contract liability, net of current portion	173	5,705
Deferred tax liabilities, non-current	14,661	14,198
Operating lease liability, non-current	10,875	13,046
Other long-term liabilities	1,664	7,444
Total liabilities	529,304	456,773
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized, 226,864,301 and 205,823,653 shares issued, 225,139,301 and 204,098,653 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	23	20
Class V common stock, $0.0001 par value, 40,000,000 shares authorized, 13,444,551 and 16,521,251 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	2
Additional paid-in capital	1,059,013	998,730
Accumulated deficit	(756,160)	(637,110)
Accumulated other comprehensive loss	(16,614)	(3,611)
indie's stockholders' equity	286,263	358,031
Noncontrolling interest	30,494	25,982
Total stockholders' equity	316,757	384,013
Total liabilities and stockholders' equity	$846,061	$840,786

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$67,491	$51,073	$179,565	$151,213
Contract revenue	2,750	$2,603	10,142	8,174
Total revenue	70,241	53,676	189,707	159,387
Operating expenses:
Cost of goods sold	47,874	32,173	123,176	94,394
Research and development	40,347	37,987	116,684	118,574
Selling, general, and administrative	21,017	20,816	62,795	58,538
Restructuring costs	—	1,042	—	8,149
Total operating expenses	109,238	92,018	302,655	279,655
Loss from operations	(38,997)	(38,342)	(112,948)	(120,268)
Other income (expense), net:
Interest income	878	1,655	2,968	6,148
Interest expense	(4,721)	(4,348)	(13,752)	(13,391)
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	4,320	6	3,047	4,899
Gain (loss) from extinguishment of debt	—	—	(3,656)	2,623
Other income (expense)	(851)	(28)	(1,873)	764
Total other income (expense), net	(374)	(2,715)	(13,266)	1,043
Net loss before income taxes	(39,371)	(41,057)	(126,214)	(119,225)
Income tax benefit (provision)	(535)	363	232	(258)
Net loss	(39,906)	(40,694)	(125,982)	(119,483)
Less: Net loss attributable to noncontrolling interest	(1,123)	(2,405)	(6,932)	(7,610)
Net loss attributable to indie Semiconductor, Inc.	$(38,783)	$(38,289)	$(119,050)	$(111,873)

Net loss attributable to common shares — basic	$(38,783)	$(38,289)	$(119,050)	$(111,873)
Net loss attributable to common shares — diluted	$(38,783)	$(38,289)	$(119,050)	$(111,873)

Net loss per share attributable to common shares — basic	$(0.18)	$(0.19)	$(0.56)	$(0.57)
Net loss per share attributable to common shares — diluted	$(0.18)	$(0.19)	$(0.56)	$(0.57)

Weighted average common shares outstanding — basic	219,304,478	199,326,145	212,825,421	195,286,712
Weighted average common shares outstanding — diluted	219,304,478	199,326,145	212,825,421	195,286,712

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(39,906)	$(40,694)	$(125,982)	$(119,483)
Other comprehensive loss:
Foreign currency translation adjustments	(1,841)	(4,159)	(9,650)	15,959
Comprehensive loss	(41,747)	(44,853)	(135,632)	(103,524)

Less: Comprehensive loss attributable to noncontrolling interest	464	(2,115)	(3,579)	(5,984)
Comprehensive loss attributable to indie Semiconductor, Inc.	$(42,211)	$(42,738)	$(132,053)	$(97,540)

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

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock Class A		Common Stock Class V		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity Attributable to indie Semiconductor,	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Inc.	Interest	Equity
Balance as of December 31, 2025	204,098,653	$20	16,521,251	$2	$998,730	$(637,110)	$(3,611)	$358,031	$25,982	$384,013
Issuance per net settlement of equity awards and cash exercise of stock options	4,347,132	1	—	—	(1,177)	—	—	(1,176)	1,632	456
Issuance per Exchange of Class V to Class A	656,100	—	(656,100)	—	—	—	—	—	—	—
Issuance per Exchange of ADK LLC units to Class A	6,677	—	—	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	16,210	—	—	16,210	—	16,210
Net loss	—	—	—	—	—	(43,192)	—	(43,192)	(3,930)	(47,122)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,276)	(5,276)	669	(4,607)
Balance as of March 31, 2026	209,108,562	$21	15,865,151	$2	$1,013,763	$(680,302)	$(8,887)	$324,597	$24,353	$348,950

Issuance per net settlement of equity awards and cash exercise of stock options	2,296,940	—	—	—	(3,918)	—	—	(3,918)	3,919	1
Issuance per net settlement of bonus	1,150,967	—	—	—	3,566	—	—	3,566	—	3,566
Issuance per Exchange of Class V to Class A	1,950,000	—	(1,950,000)	(1)	—	—	—	(1)	—	(1)
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	11,802	—	—	11,802	—	11,802
Net loss	—	—	—	—	—	(37,075)	—	(37,075)	(1,879)	(38,954)
Foreign currency translation adjustment	—	—	—	—	—	—	(4,299)	(4,299)	1,097	(3,202)
Balance as of June 30, 2026	214,506,469	$21	13,915,151	$1	$1,025,213	$(717,377)	$(13,186)	$294,672	$27,490	$322,162

Issuance per net settlement of equity awards and cash exercise of stock options	4,683,741	1	—	—	(1,081)	—	—	(1,080)	1,083	3
Issuance per net settlement of bonus	2,725,586	—	—	—	10,302	—	—	10,302	—	10,302
Issuance per Exchange of Class V to Class A	470,600	—	(470,600)	—	—	—	—	—	—	—
Share-based compensation, including amounts associated with the EEPP	—	—	—	—	17,595	—	—	17,595	—	17,595
Issuance in connection with At-The-Market equity offering	2,752,905	1	—	—	6,984	—	—	6,985	1,457	8,442
Net loss	—	—	—	—	—	(38,783)	—	(38,783)	(1,123)	(39,906)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,428)	(3,428)	1,587	(1,841)
Balance as of September 30, 2026	225,139,301	$23	13,444,551	$1	$1,059,013	$(756,160)	$(16,614)	$286,263	$30,494	$316,757

See accompanying notes to the condensed consolidated financial statements.

INDIE SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(125,982)	$(119,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,354	30,416
Allowance for credit losses and inventory reserves	885	1,506
Share-based compensation, including restructuring costs	60,047	50,598
Amortization of discount and cost of issuance of debt	2,133	2,077
Asset impairment in relation to restructuring	—	3,231
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	(3,047)	(4,899)
Loss (Gain) from change in fair value of currency forward contract	1,255	(1,294)
Loss (Gain) from extinguishment of debt	3,656	(2,623)
Amortization of right-of-use assets	2,408	2,406
Changes in operating assets and liabilities:
Accounts receivable	(21,240)	845
Inventory	(31,410)	4,890
Accounts payable	5,667	(9,812)
Accrued expenses and other current liabilities	1,072	(310)
Accrued payroll liabilities	1,738	3,489
Prepaid, other current and noncurrent assets	(28)	(1,832)
Operating lease liabilities	(2,641)	(2,236)
Other long-term liabilities	(1,244)	258
Net cash used in operating activities	(73,377)	(42,773)
Cash flows from investing activities:
Purchases of property and equipment	(7,033)	(12,554)
Business combinations, net of cash acquired	—	(17,673)
Net cash used in investing activities	(7,033)	(30,227)
Cash flows from financing activities:
Proceeds from issuance of common stock/At-The-Market offering	8,626	—
Offering costs for the issuance of common stock/At-the-market offering	(184)	—
Proceeds from issuance of debt obligations	183,691	2,845
Issuance and debt discount costs related to debt obligations	(5,387)	(50)
Payments on debt obligations	(1,369)	(3,538)
Repurchase of debt obligations	(106,371)	(26,829)
Payments on financed software	(5,532)	(5,824)
Deferred payments on business combination	(2,102)	(2,534)
Proceeds from exercise of stock options	2	4
Net cash provided by (used in) financing activities	71,374	(35,926)
Effect of exchange rate changes on cash and cash equivalents	(2,433)	(4,460)
Net decrease in cash and cash equivalents	(11,469)	(113,386)
Cash, cash equivalents and restricted cash at beginning of period	155,741	284,548
Cash, cash equivalents and restricted cash at end of period	$144,272	$171,162

Reconciliation of amounts on condensed consolidated balance sheet:
Cash and cash equivalents	$134,249	$160,873
Restricted cash	10,023	10,289
Total cash, cash equivalents and restricted cash	$144,272	$171,162

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,740	$8,124

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	$65	$141
Contingent consideration for business combination	$—	$7,287
Accrual for purchase consideration for business combination	$—	$2,970

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

Execution of At-The-Market Agreement

On August 26, 2022, the Company entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of its Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $150,000 from time to time through the Sales Agents, acting as the Company’s agent or principal. The ATM Agreement was previously registered on the registration statement on Form S-3 (Registration No.333-267120), which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, the Company filed with the SEC a prospectus supplement to its automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59,813 pursuant to the ATM Agreement. The Company implemented and renewed this program for the flexible access that it provides to the capital markets. As of September 30, 2026, indie has raised gross proceeds of $98,813, issued 13,891,889 shares of Class A common stock at an average per-share sales price of $7.11 through this program, incurred issuance costs of $2,127 and had approximately $51,187 available for future issuances under the ATM Agreement. During both the three and nine months ended September 30, 2026, indie raised gross proceeds of $8,626 and issued 2,752,905 shares of Class A common stock at an average sales price of $3.13 per share. During both the three and nine months ended September 30, 2025, there was no ATM related activity. For both the three and nine months ended September 30, 2026, indie incurred total issuance costs of $184.

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

On November 3, 2026, the Acquisition received all requisite regulatory approvals. Closing remains subject to customary closing conditions and is expected to complete in the fourth quarter of 2026. As of November 6, 2026, the Company has not yet closed the Acquisition.

On September 26, 2025 (the “emotion3D Closing Date”), indie UK completed its acquisition of emotion3D GmbH (“emotion3D”). The acquisition was consummated pursuant to a Share Purchase Agreement (the “SPA”) whereby indie UK acquired all of the outstanding common shares of emotion3D. The aggregate consideration for the emotion3D acquisition consisted of (i) $17,673 in cash as the initial cash consideration (including debt paid at closing and net of cash acquired); (ii) certain contingent consideration with a total fair value of $6,180 at closing, payable in cash or shares of Class A common stock at indie's sole discretion, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $2,970, subject to final release 24 months from the emotion3D Closing Date. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.

Risks and Uncertainties

The Company is impacted by macroeconomic conditions, including continued inflation, rising prices or interest rates, geopolitical tensions, the risk of recession, and the effect of trade policies, which have a combined effect on overall economic activity and consumer demand for automotive products that has resulted in lower production levels for the Company’s products. Tariffs against semiconductor-producing countries such as Taiwan, and retaliatory tariffs by countries such as China and Canada, may cause a decrease in the sales of the Company’s products to its customers, Company customers’ sales to their end users, or other global customers, which could materially and adversely affect the Company’s business, financial condition and results of operation.

The ultimate impact of any tariffs will depend on various factors, including the outcome of ongoing tariff negotiations, the timing of implementation, and the amount, scope and nature of the tariffs.

Additionally, the conflicts in the Middle East and the implication of these events have created global political and economic uncertainty. The Company is closely monitoring developments, including potential impacts to the Company’s business, customers, suppliers, employees and operations in Israel, Middle East, and elsewhere. At this time, the impact to indie is subject to change given the volatile nature of the situation.

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codifications (“ASC”) and the Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the condensed consolidated accounts of the Company’s majority-owned subsidiary, ADK LLC, of which approximately 94% was owned by indie as of September 30, 2026. ADK LLC’s condensed consolidated financial statements include its wholly-owned subsidiaries indie Services Corporation, indie LLC and indie City LLC, all California entities, Ay Dee Kay Limited., a private limited company incorporated under the laws of Scotland, indie Germany GmbH, a private limited liability company incorporated under the laws of Germany and the surviving entity of the merger of indie Semiconductor Germany GmbH, Symeo GmbH and indie Semiconductor FFO GmbH, which was previously known as Silicon Radar GmbH (“indie FFO”), indie Technologies Switzerland AG, which was previously known as Exalos AG (“indie Switzerland”), a company limited by shares organized under the laws of Switzerland, emotion3D GmbH (“emotion3D”), a private limited liability company incorporated under the laws of Austria, indie Kft, a limited liability company incorporated under the laws of Hungary, indie Photonics Canada Inc., which was previously known as TeraXion Inc. (“indie Canada”) and Geo Semiconductor Canada Inc., both incorporated under the laws of Canada, indie Semiconductor Israel Ltd., a private limited company incorporated under the laws of Israel, Ay Dee Kay S.A., a limited liability company incorporated under the laws of Argentina, indie Semiconductor Morocco, a limited liability company under the laws of Morocco, indie Semiconductor Japan KK, a limited liability company under the laws of Japan, indie China Technology Co., Ltd (Shanghai) and indie China Technology Co., Ltd (Shenzhen), both are private limited company incorporated under the laws of People's Republic of China, Wuxi indie Microelectronics (“Wuxi”), a Chinese entity with approximately 59% voting controlled and approximately 34% owned by the Company as of September 30, 2026 and Wuxi’s wholly-owned subsidiaries, indie Semiconductor Suzhou, indie Semiconductor HK, Ltd and Shanghai Ziying Microelectronics Co., Ltd.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025. There has been no material change to the Company’s significant accounting policies during the nine months ended September 30, 2026.

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

emotion3D GmbH
Purchase price — cash consideration paid	$16,621
Purchase price — cash consideration accrued	2,970
Debt paid at closing	2,002
Less: cash acquired	(950)
Net cash consideration	$20,643
Contingent consideration	6,180
Net consideration	$26,823

Estimated fair value of net assets and liabilities assumed:
Current assets other than cash	$2,219
Property and equipment	120
Developed technology	8,780
In-process research & development	6,400
Customer relationships	810
Trade name	1,330
Other non-current assets	73
Current liabilities	(1,147)
Deferred tax liabilities, non-current	(3,988)
Total fair value of net assets acquired	$14,597
Goodwill	$12,226

Acquisition of emotion3D

On September 26, 2025, indie UK completed its acquisition of emotion3D. The acquisition was consummated pursuant to the SPA whereby indie UK acquired all of the outstanding common shares of emotion3D. The aggregate consideration for the emotion3D acquisition consisted of (i) $17,673 in cash as the initial cash consideration (including debt paid at closing and net of cash acquired); (ii) certain contingent consideration with total fair value of $6,180 at closing, payable in cash or shares of Class A common stock at indie's sole discretion, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $2,970, subject to final release 24 months from the emotion3D Closing Date. The purchase price is subject to working capital and other adjustments as provided in the Share Purchase Agreement.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired. This acquisition brought the Company an engineering development team with broad experience in development of advanced perception algorithms and software for in-cabin sensing, ADAS and automated driving. The goodwill is expected to be not deductible for tax purposes.

The Company maintains certain holdbacks for a total of $2,970 subject to final release 24 months from the emotion3D Closing Date. The aggregate holdbacks balance consisted of (i) an initial fixed purchase price holdback of $250 (the "Holdback Amount (PP)"), which was payable in cash and due 20 business days after both parties agreed on the final closing accounts within 30 business days after the emotion3D Closing Date; (ii) a subsidies holdback of $720 (the "Holdback Amount (Subsidies)"), which was payable in cash on December 31, 2025; and (iii) an indemnity holdback of $2,000 ("Holdback Amount (Indemnity)"), payable in cash with 50% due 12 months from the emotion3D Closing Date and the remainder 24 months from the emotion3D Closing Date. In December 2025, the Company settled the Holdback Amount (PP) with a credit of $102 paid to the Company and through the issuance $148 in cash, respectively. In January 2026, the Company settled the Holdback Amount (Subsidies) with a cash payment of $720. In October 2026, the Company settled the short-term portion of the Holdback Amount (Indemnity) with a cash payment of $1,000. All holdbacks are maintained for the purpose of providing security against any adjustment to the amounts at closing. The remaining holdback balance is reflected in Accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2026.

Total purchase consideration transferred at the emotion3D Closing Date also included contingent considerations that had a total final fair value of $6,180 as of the acquisition date. The final acquisition date fair value of the contingent considerations was determined based on a Monte Carlo Simulations analysis to simulate the probability of achievement of various milestones identified within each contingent consideration arrangement, using certain assumptions that require significant judgment and discount rates. The contingent consideration is comprised of up to three tranches and all are payable in cash or Class A common stock, at indie’s sole election. The first tranche of earnout pays up to a maximum of $4,000, upon achievement of total revenue target of EUR 3,650 (or $4,163) for the full year ended December 31, 2025, provided only a maximum total of EUR 2,100 was able to be counted toward the milestone between January 1, 2025 and the emotion3D Closing Date (the "First Earnout"). The second tranche of earnout pays up to a maximum of $6,000, upon achievement of a revenue target of $6,300 between January 1, 2026 through February 28, 2027 (the "Second Earnout"). In the case where the First Earnout is not achieved in full and emotion3D achieves total revenue in excess of $8,400 within the same period as relevant for the Second Earnout, emotion3D is entitled to a third tranche of earnout that pays up to a maximum of $1,250, upon achievement of a revenue target equal to $8,400 plus the corresponding revenue shortfall from the First Earnout (the "Third Earnout"). The corresponding revenue shortfall from the First Earnout is calculated by actual revenue achieved during the First Earnout measurement period and a ceiling of $4,163. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. As the potential payment of the Third Earnout is dependent upon the shortfall in the First Earnout and the over-achievement in the Second Earnout, the preliminary fair value of the Third Earnout has been considered as part of the First Earnout. In May 2026, the Company settled the first tranche for $1,382 in cash. In September 2026, it was determined that the fair value for the second and third tranche of the contingent consideration was de minimis. There was no liability on the condensed consolidated balance sheet as of September 30, 2026. The changes in fair value since the acquisition date were recorded in Other income (expense), net in the condensed consolidated statement of operations.

Pro forma financial information for emotion3D is not disclosed as the results are not material to the Company’s condensed consolidated financial statements.

As of September 30, 2026, the Company finalized the opening net assets acquired and goodwill as follows:

	Preliminary Valuation	Adjustment	Final Valuation
Current assets other than cash	2,220	(1)	2,219
Developed technology	7,877	903	8,780
In-progress research & development	511	5,889	6,400
Customer relationships	3,954	(3,144)	810
Backlog	400	(400)	—
Trade name	599	731	1,330
Goodwill	16,394	(4,168)	12,226

Changes in fair value of current assets were a result of gathering additional information during the measurement period. The Company also revised the initial values of intangible assets as a result of switching from utilizing publicly available benchmarking information to determine the fair value of the intangible assets to primarily utilizing an income method based on forecasts of expected future cash flows.

Developed technology relates to the internally developed proprietary Driver Monitoring System (“DMS”) and Occupant Monitoring System (“OMS”), which can be applied to various automotive usage and immediately expands indie’s advanced driver assistance systems product. Developed technology was valued using Multi-Period Excess Earnings Method (“MPEEM”) of the income approach. The economic useful life was determined to be five years based on the remaining technology cycle related to each developed technology, as well as the cash flows over the forecast period.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of emotion3D. The fair value was determined by applying the distributor method, which is a variation of the MPEEM of the income approach. The economic useful life was determined to be ten years.

Trade name relates to the “EMOTION3D” and “CABIN EYE” trademarks (collectively the “Trade Names”). The fair value was determined by applying the relief from royalty of the income approach. The selected royalty rate was determined based on an analysis of licensing agreements related to similar brand names. The economic useful life was determined to be fifteen years.

The fair value of in-process research and development (“IPR&D”) was determined using the MPEEM of the income approach, which estimated value based upon the present value of future economic benefits. Future benefits in this instance were based upon the forecasted EBITA margin associated with the asset.

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

3.
Inventory

Inventory consists of the following:

	September 30, 2026	December 31, 2025
Raw materials	$13,761	$9,161
Work-in-process	46,711	31,222
Finished goods	19,567	8,235
Inventory	$80,039	$48,618

During the three and nine months ended September 30, 2026, the Company recognized write-downs on the value of inventory of $273 and $856. During the three and nine months ended September 30, 2025, the Company recognized write-downs in the value of inventory of $1,018 and $1,489, respectively.

4.
Property and Equipment, Net

Property and equipment, net consists of the following:

	Useful life (in years)	September 30, 2026	December 31, 2025
Production tooling	4	$28,093	$26,194
Lab equipment	4	24,631	17,446
Office equipment	3 - 7	10,140	12,758
Leasehold improvements	*	2,486	2,308
Construction in progress		14,814	15,010
Property and equipment, gross		80,164	73,716
Less: Accumulated depreciation		36,545	30,367
Property and equipment, net		$43,619	$43,349

* Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life of the leasehold improvement.

The Company recognized depreciation expense of $2,617 and $2,173 for the three months ended September 30, 2026 and 2025, respectively. The Company recognized depreciation expense of $7,406 and $6,482 for the nine months ended September 30, 2026 and 2025, respectively.

Fixed assets not yet in service, or construction in progress, consist primarily of capitalized internal-use software, certain production tooling and other equipment that are not yet ready to be placed into service.

5.
Intangible Assets, Net

Intangible assets, net consist of the following:

	September 30, 2026				December 31, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.0	$165,314	$(67,184)	$98,130	5.4	$137,371	$(52,477)	$84,894
Software licenses	0.9	20,281	(16,213)	$4,068	1.6	20,392	(12,289)	$8,103
Customer relationships	6.2	43,969	(17,096)	$26,873	6.8	47,113	(14,372)	$32,741
Intellectual property licenses	0.3	1,944	(1,736)	$208	0.3	1,962	(1,736)	$226
Trade names	3.8	27,631	(13,996)	$13,635	4.1	26,899	(11,627)	$15,272
Backlog	0.0	2,296	(2,296)	$—	1.3	2,696	(2,482)	$214
Effect of exchange rate on gross carrying amount		(885)	—	$(885)		3,898	—	$3,898
Intangible assets with finite lives		260,550	(118,521)	142,029		240,331	(94,983)	145,348
IPR&D		29,150	—	$29,150		50,301	—	$50,301
Effect of exchange rate on gross carrying amount		(540)	—	$(540)		259	—	$259
Total intangible assets with indefinite lives		28,610	—	28,610		50,560	—	50,560
Total intangible assets		$289,160	$(118,521)	$170,639		$290,891	$(94,983)	$195,908

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows.

In fiscal 2025, the Company acquired developed technology, customer relationships, trade names and IPR&D as a result of a business combination (see Note 2 - Business Combinations for further details).

The Company monitors and assesses the above intangible assets for impairment on a periodic basis. For the three months ended September 30, 2025, the Company determined there was no impairment of intangible assets. For the nine months ended September 30, 2025, the Company recorded $3,260 of impairment charges related to certain software licenses as part of its restructuring plan initiated in May 2025 (the “2025 Restructuring Plan”). For the three and nine months ended September 30, 2026, the Company determined that there was no impairment of intangible assets.

Amortization of intangible assets for the three months ended September 30, 2026 and 2025 was $8,336 and $8,070, respectively. Amortization of intangible assets for the nine months ended September 30, 2026 and 2025 was $25,948 and $23,934, respectively. Amortization of intangible assets is included within Cost of goods sold and Selling, general, and administrative expenses, based on their respective nature, in the condensed consolidated statements of operations.

Based on the amount of definite-lived intangible assets subject to amortization as of September 30, 2026, amortization expense for each of the next five fiscal years is expected to be as follows:

2026 (remaining 3 months)	$8,295
2027	29,019
2028	25,983
2029	24,343
2030	22,909
Thereafter	31,480
Total	$142,029

6.
Goodwill

The following table sets forth the carrying amount and activity of goodwill as of September 30, 2026:

Amount
Balance as of the beginning of the period	$292,644
Measurement period adjustment for business combinations from prior year	(4,168)
Effect of exchange rate on goodwill	(5,834)
Balance as of the end of the period	$282,642

During the nine months ended September 30, 2026, the change in goodwill was primarily related to a $4,168 decrease related to the completion of the purchase price allocation for emotion3D and a $5,834 decrease in value due to the effect of exchange rates on goodwill.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. As of October 1, 2025, the Company’s most recent impairment test date, the fair values of the Company’s reporting units substantially exceeded their respective carrying values. Additionally, there were no indicators of impairment noted during the three and nine months ended September 30, 2026.

7.
Debt

The following table sets forth the components of debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Cost	Carrying Amount
2027 Notes	$26,000	$(196)	$25,804	$130,000	$(1,752)	$128,248
2029 Notes	218,500	(5,953)	212,547	218,500	(7,223)	211,277
2031 Notes	170,500	(4,898)	165,602	—	—	—
CIBC loan, due 2026	218	(6)	212	1,129	(3)	1,126
Total term loans	415,218	(11,053)	404,165	349,629	(8,978)	340,651

Revolving line of credit and other	25,858	(25)	25,833	12,762	(12)	12,750
Total debt	$441,076	$(11,078)	$429,998	$362,391	$(8,990)	$353,401

The outstanding debt as of September 30, 2026 and December 31, 2025 is classified in the condensed consolidated balance sheets as follows:

	September 30, 2026	December 31, 2025
Current liabilities - Current debt obligations	$25,523	$13,567
Noncurrent liabilities - Long-term debt, net of current maturities	404,475	339,834
Total debt	$429,998	$353,401

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

The 2031 Notes will be convertible into cash, shares of the Company’s Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election, at an initial conversion rate of 258.3312 shares of Class A common stock per $1,000 principal amount of the 2031 Notes, which is equivalent to an initial conversion price of approximately $3.87 per share of Class A common stock. The initial conversion price of the 2031 Notes represents a premium of approximately 22.5% to the $3.16 per share last reported sale price of the Class A common stock on The Nasdaq Capital Market on March 3, 2026. The conversion rate is subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid interest, except under the limited circumstances described in the 2026 Indenture. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in Section 1.01 of the 2026 Indenture) prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of Class A common stock (not to exceed 316.4556 shares of Class A common stock per $1,000 principal amount of the 2031 Notes, subject to adjustment in the same manner as the conversion rate) for 2031 Notes that are converted in connection with such Make-Whole Fundamental Change or for notes called (or deemed called) for redemption that are converted in connection with such notice of redemption.

The 2031 Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding December 15, 2030 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2026 (and only during such calendar quarter), if the last reported sale price of the Class A common stock, as determined by the Company, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “Trading Price” (as defined in Section 1.01 of the 2026 Indenture) per $1,000 principal amount of 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on each such trading day; (3) if the Company calls such 2031 Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date, but only with respect to the 2031 Notes called (or deemed called) for redemption; or (4) upon the occurrence of certain corporate events as specified in the 2026 Indenture. On or after December 15, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2031 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of indie's Class A common stock or a combination of cash and shares of indie's Class A common stock, at the Company’s election, in amounts determined in the manner set forth in the 2026 Indenture.

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

The 2031 Notes have been recorded as long-term debt in their entirety pursuant to 2020-06, Debt - Debt with Conversion and Other Options ("ASU 2020-06"). The carrying value of the 2031 Notes is presented net of $5,452 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of September 30, 2026, the total carrying value of the 2031 Notes, net of unamortized discount, was $165,602 with a total fair value of $182,009 or 106.75% of the aggregate principal amount of the 2031 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $261 and $554 for the three and nine months ended September 30, 2026, respectively. Such amortization expenses are included in Interest expense in the Company’s condensed consolidated statements of operations.

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

The 2029 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2029 Notes is presented net of $8,967 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of September 30, 2026 and December 31, 2025, the total carrying value of the 2029 Notes, net of unamortized discount, was $212,547 and $211,277, respectively. As of September 30, 2026, the total fair value of the 2029 Notes was $166,060 or 76.00% of the aggregate principal amount of the 2029 Notes. As of December 31, 2025, the total fair value of the 2029 Notes was $227,087 or 104.00% of the aggregate principal amount of the 2029 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $433 and $414 for the three months ended September 30, 2026 and 2025, respectively. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $1,270 and $1,215 for the nine months ended September 30, 2026 and 2025, respectively. Such amortization expenses are included in Interest Expense in the Company’s condensed consolidated statements of operations.

2027 Notes

On November 16, 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Goldman Sachs & Co. LLC, as representative of the initial purchasers (collectively the “Initial Purchasers”), pursuant to which the Company agreed to sell $140,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Initial Notes”). The Company also agreed to grant an option, exercisable within the 30-day period immediately following the date of the Purchase Agreement (the “Option”) to the Initial Purchasers to purchase all or part of an additional $20,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2027 (the “Additional Notes” and, together with the Initial Notes, the “2027 Notes”). On November 17, 2022, the Initial Purchasers exercised the Option in full, bringing the total aggregate principal amount for the 2027 Notes to $160,000. The sale of the 2027 Notes closed on November 21, 2022. The 2027 Notes were issued pursuant to an indenture dated November 21, 2022 (the “2022 Indenture”) between the Company and the Trustee. Interest on the 2027 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. The 2027 Notes will mature on November 15, 2027, unless earlier repurchased, redeemed or converted.

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

The 2027 Notes are senior unsecured obligations of the Company and rank: (1) senior in right of payment to any indebtedness of the Company that is expressly subordinated in right of payment to the 2027 Notes; (2) equal in right of payment to any unsecured indebtedness of the Company that is not so subordinated; (3) effectively junior in right of payment to any senior, secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and (4) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The 2027 Notes have been recorded as long-term debt in its entirety pursuant to ASU 2020-06. The carrying value of the 2027 Notes is presented net of $5,374 of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings. As of September 30, 2026 and December 31, 2025, the total carrying value of the 2027 Notes, net of unamortized discount, was $25,804 and $128,248, respectively. As of September 30, 2026, the total fair value of the 2027 Notes was $26,439 or 101.69% of the aggregate principal amount of the 2027 Notes. As of December 31, 2025, the total fair value of the 2027 Notes was $124,982 or 96.00% of the aggregate principal amount of the 2027 Notes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $44 and $297 for the three months ended September 30, 2026 and 2025, respectively. The amortization of the debt discount and cost of issuance resulted in non-cash interest expense of $271 and $825 for the nine months ended September 30, 2026 and 2025, respectively. Such amortization expenses are included in Interest expense in the Company’s condensed consolidated statements of operations.

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

On March 29, 2025, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) with a credit limit of $10,000, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75%. The outstanding principal balance was due and payable in full on March 27, 2026. This revolving line of credit was renewed on March 27, 2026, and the outstanding principal balance is due and payable in full on March 27, 2027. Interest is payable monthly beginning on May 1, 2026 through the maturity date. This line of credit required the Company to collateralize a cash balance equal to the total outstanding balance in a cash security account with Wells Fargo, which resulted in total restricted cash of $10,023 as of September 30, 2026. Fees of $50 incurred will be amortized over the life of the credit agreement. This revolving line of credit had an outstanding balance of $10,000 as of September 30, 2026. During the three months ended September 30, 2026 and 2025, the Company paid $19 and $156 in interest expense, respectively, which represented a weighted average interest rate of approximately

0.8% and 6.2%, respectively. During the nine months ended September 30, 2026 and 2025, the Company paid $258 and $433 in interest expense, which represented a weighted average interest rate of approximately 1.9% and 5.8%, respectively. The non-cash interest during the three and nine months ended September 30, 2026 and 2025 was de minimis.

indie Canada Revolving Credit

In connection with the acquisition of indie Canada on October 12, 2021, the Company assumed a revolving credit with the Canadian Imperial Bank of Commerce (“CIBC”) with a credit limit of CAD 9,440 bearing interest at prime rate plus 0.25%, repayable in monthly installments of CAD 155 plus interest, maturing in October 2026. The repayment of monthly installments reduces the credit limit over time. CIBC also reserves the right to request full repayment of a portion or all outstanding balances at any time. As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the loan was $218 and $1,129 (or CAD 310 and CAD 1,548), respectively. During the three and nine months ended September 30, 2026 and 2025, both cash and non-cash interest expense were de minimis.

indie Canada also has an authorized credit facility of up to CAD 6,000 at September 30, 2026 and December 31, 2025, respectively, from CIBC, bearing interest at prime rate plus 0.25%. The credit facility permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of CAD 6,000. As of September 30, 2026 and December 31, 2025, this line of credit had an outstanding balance of $1,905 and $2,453 (or CAD 2,702 and CAD 3,363), respectively. During the three and nine months ended September 30, 2026 and 2025, both cash and non-cash interest expense were de minimis.

Short-Term Loans

Wuxi

On August 18, 2026, Wuxi entered into a short-term loan agreement with China CITIC Bank (“CITIC”) with aggregate principal balance of CNY30,000, (or approximately $4,449) bearing interest of 2.23% per annum and maturing on August 10, 2027. The principal balance is denominated in Chinese Yuan, and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. As of September 30, 2026, the total outstanding short-term loan with CITIC was CNY30,000, (or approximately $4,475). During the three and nine months ended September 30, 2026, both cash and non-cash interest expense were de minimis.

On August 20, 2026, Wuxi entered into a short-term loan agreement with Bank of Ningbo (“Ningbo”) with aggregate principal balance of CNY30,000, (or approximately $4,461) bearing interest of 2.50% per annum and maturing on August 20, 2027. The principal balance is denominated in Chinese Yuan, and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. As of September 30, 2026, the total outstanding short-term loan with Ningbo was CNY30,000, (or approximately $4,475). During the three and nine months ended September 30, 2026, both cash and non-cash interest expense were de minimis.

On September 21, 2026, Wuxi entered into a short-term loan agreement with China Merchants Bank (“Merchants”) with aggregate principal balance of CNY30,000, (or approximately $4,480) bearing interest of 2.25% per annum and maturing on September 13, 2027. The principal balance is denominated in Chinese Yuan, and the outstanding balance is adjusted for changes in foreign currency exchange rates at each reporting period. As of September 30, 2026, the total outstanding short-term loan with Merchants was CNY30,000, (or approximately $4,475). During the three and nine months ended September 30, 2026, both cash and non-cash interest expense were de minimis.

The table below sets forth the components of interest expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense on the 2027 Notes
Stated interest at 4.50% per annum	$292	$1,526	$1,704	$5,096
Amortization of discount and issuance cost	44	297	271	825
Total interest expense related to the 2027 Notes	336	1,823	1,975	5,921
Interest expense on the 2029 Notes
Stated interest at 3.50% per annum	1,928	1,928	5,720	5,720
Amortization of discount and issuance cost	433	414	1,270	1,215
Total interest expense related to the 2029 Notes	2,361	2,342	6,990	6,935
Interest expense on the 2031 Notes
Stated interest at 4.00% per annum	1,705	—	3,887	—
Amortization of discount and issuance cost	261	—	554	—
Total interest expense related to the 2031 Notes	1,966	—	4,441	—
Interest expense on other debt obligations:
Contractual interest	45	170	308	497
Amortization of discount and issuance cost	13	13	38	38
Total interest expense related to other debt obligations	58	183	346	535

Total interest expense	$4,721	$4,348	$13,752	$13,391

The future maturities of the debt obligations are as follows:

2026 (remaining 3 months)	$2,652
2027	49,424
2028	—
2029	218,500
2030	—
2031	170,500
Total	$441,076

8.
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

On September 26, 2025, in connection with the acquisition of emotion3D, the Company recorded contingent considerations as a current and a long-term liability at an initial fair value of $1,575 and $4,605, respectively. The contingent consideration is comprised of three tranches. Total purchase consideration transferred at the emotion3D Closing Date also included contingent consideration that had a total final fair value of $6,180 as of the acquisition date. The final acquisition date fair value of the contingent considerations was determined based on a Monte Carlo Simulations analysis to simulate the probability of achievement of various milestones identified within each contingent consideration arrangement, using certain assumptions that require significant judgment and discount rates. The contingent consideration is comprised of up to three tranches and all are payable in cash or Class A common stock, at indie’s sole election. The First Earnout pays up to a maximum of $4,000, upon achievement of a total revenue target of EUR 3,650 (or $4,163) for the full year ended December 31, 2025, provided only a maximum total of EUR 2,100 can be counted toward the milestone between January 1, 2025 through the emotion3D Closing Date. The Second Earnout pays up to a maximum of $6,000, upon achievement of revenue target of $6,300 between January 1, 2026 through February 28, 2027. In the case where the First Earnout is not achieved in full and emotion3D achieves total revenue in excess of $8,400 within the same period as relevant for the Second Earnout, emotion3D is entitled to the Third Earnout that pays up to a maximum of $1,250, upon achievement of a revenue target equal to $8,400 plus the corresponding revenue shortfall from the First Earnout. The corresponding revenue shortfall from the First Earnout is calculated by actual revenue achieved during the First Earnout measurement period and a ceiling of $4,163. The fair value of any outstanding contingent consideration liabilities will be remeasured as of the end of each reporting period with any resulting remeasurement gains or losses recognized in the condensed consolidated statement of operations. As the potential payment of the Third Earnout is dependent upon the shortfall in the First Earnout and the over-achievement in the Second Earnout, the preliminary fair value of the Third Earnout has been considered as part of the First Earnout. In May 2026, the Company settled the first tranche for $1,382 in cash. In September 2026, it was determined that the fair value for the second and third tranche of the contingent consideration was de minimis. There was no liability on the condensed consolidated balance sheet as of September 30, 2026.

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

At September 30, 2026 and 2025, the Company held currency forward contracts with an aggregated notional amount of $21,805 and $16,839, respectively, to sell United States dollars and to buy various foreign currencies such as Canadian dollars and euros, among others at a forward rate. Any changes in the fair value of these contracts are recorded in Other income (expense), net in the condensed consolidated statement of operations. During the three months ended September 30, 2026 and 2025, the Company recorded a net loss of $519 and a net loss of $76, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded a net loss of $1,255 and a net gain of $1,294, respectively.

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

As of September 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents, including restricted cash, were all held in cash or Level 1 instruments where the fair values approximate the carrying values.

On January 5, 2026, the Company released the $720 emotion3D Holdback Amount (Subsidies) in cash. On October 2, 2026, the Company released the $1,000 emotion3D short-term portion of the Holdback Amount (Indemnity) in cash. Both holdbacks were deemed as Level 1 instruments such that the fair values approximated the carrying values.

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

See Note 8 — Contingent and Earn-Out Liabilities for additional information of our Level 3 disclosures.

The following table presents the significant unobservable inputs assumed for each of the fair value measurements:

	September 30, 2026	December 31, 2025
	Input	Input
Liabilities:
emotion3D GmbH Contingent Consideration - Second Tranche
Market yield rate	N/A	10.53%
Scenario probability	N/A	80.00%
Revenue discount rate	7.00%	N/A
Revenue volatility	15.00%	N/A
emotion3D GmbH Contingent Consideration - Third Tranche
Market yield rate	N/A	10.53%
Scenario probability	N/A	64.00%
Revenue discount rate	7.00%	N/A
Revenue volatility	15.00%	N/A

10.
Stockholders’ Equity

Stock Repurchase Program

On November 16, 2022, indie’s Board of Directors authorized the repurchase, from time to time, of up to $50,000 of indie’s Class A common stock and/or warrants to purchase Class A common stock. This was inclusive of the concurrent repurchase of shares of Class A common stock described in Note 7 — Debt, under the 2027 Notes, which allowed for a portion of net proceeds to be used to repurchase up to $25,000 of Class A common stock. For the year ended December 31, 2022, in connection with the concurrent repurchase, the Company repurchased 1,112,524 shares of Class A common stock, at an average cost of $6.65 per share, for approximately $7,404. Through September 30, 2026, there have been no subsequent repurchases of common stock under the program. As of September 30, 2026, there is $42,596 available for future repurchase under the program.

11.
Noncontrolling Interest

In connection with the closing of the Transaction on June 10, 2021, certain members of ADK LLC (the “ADK Minority Holders”) retained an approximately 26% membership interest in ADK LLC. The ADK Minority Holders may from time to time, after December 10, 2021, exchange with indie such holders’ units in ADK LLC for an equal number of shares of indie’s Class A common stock. As a result, indie’s ownership interest in ADK LLC will increase over time as the exchanges occur. The ADK Minority Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements. The Company’s ownership of ADK LLC was approximately 94% and 92% as of September 30, 2026 and December 31, 2025, respectively.

In connection with the Transaction, the Company issued to ADK LLC Minority Holders an aggregate of 33,827,371 shares of Class V common stock of indie (the “Class V Holders”), which can be exchanged to Class A common stock at an exchange ratio of one to one. The shares of Class V common stock provides no economic rights in indie to the holder thereof; however, each Class V Holder is entitled to vote with the holders of Class A common stock of indie, with each share of Class V common stock entitling the holder to one (1) vote per share of Class V common stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications). As of September 30, 2026 and December 31, 2025, the Company had an aggregate of 13,444,551 and 16,521,251 shares of Class V common stock issued and outstanding, respectively.

ADK LLC held approximately 59.00% voting control and approximately 34.38% ownership interest in Wuxi as of both September 30, 2026 and December 31, 2025. From time to time, Wuxi has sold equity ownership and the transactions have reduced ADK LLC’s controlling interest in Wuxi on the condensed consolidated balance sheets. As of September 30, 2026, ADK LLC maintained its controlling ownership in Wuxi. Accordingly, Wuxi’s financial statements are consolidated with those of ADK LLC and its other wholly-owned subsidiaries. Minority interests held in Wuxi are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements.

12.
Revenue

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by geographic region, as the Company’s management believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present revenue disaggregated by geography of the shipping location for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$5,442	$9,404	$16,331	$26,151
Greater China	44,417	26,647	113,921	68,394
Europe	10,491	10,110	32,315	33,894
South Korea	1,985	4,133	8,929	12,104
Rest of Asia Pacific	5,035	2,540	12,273	14,906
Rest of North America	2,745	563	5,740	2,558
South America	126	279	198	1,380
Total	$70,241	$53,676	$189,707	$159,387

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

The following table presents the assets and liabilities associated with the engineering services contracts recorded on the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025:

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Unbilled revenue	Prepaid expenses and other current assets	$3,851	$4,814
Contract liabilities	Accrued expenses and other current liabilities	$4,195	$4,601

During the three months ended September 30, 2026 and 2025, the Company recognized $293 and $208, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. During the nine months ended September 30, 2026 and 2025, the Company recognized $2,643 and $1,825, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

Revenue related to remaining performance obligations represents the amount of contracted development arrangements that has not been recognized, which includes deferred revenue on the condensed consolidated balance sheet that will be recognized as revenue and unbilled amounts that will be billed per contractual billing schedules in the future. As of September 30, 2026, the amount of performance obligations that have not been recognized as revenue was $1,688, of which approximately 100% is expected to be recognized as revenue over the next 12 months. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less. Variable consideration that has been constrained is excluded from the amount of performance obligations that have not been recognized.

Concentrations

One customer accounted for 12% of the Company’s total revenue for both the three and nine months ended September 30, 2026. No customers accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2025.

There was one customer that represented 10% of accounts receivable at September 30, 2026. Two large customers represented 11% and 10% of accounts receivable at December 31, 2025.

13.
Share-Based Compensation

Stock compensation expense is recorded in cost of goods sold, research and development, and general and administrative expenses based on the classification of the work performed by the grantees.

The following table sets forth the share-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$840	$620	$1,683	$1,115
Research and development	13,622	11,272	35,997	31,586
Selling, general, and administrative	8,516	6,480	22,367	17,442
Restructuring costs	—	—	—	455
Total	$22,978	$18,372	$60,047	$50,598

Total stock compensation expense for the three months ended September 30, 2026 and 2025 above included an accrual of $3,500 and $6,534 that represents awards issuable upon distribution of the Company's annual incentive plan. Stock compensation expense for the nine months ended September 30, 2026 and 2025 included $3,500 and $14,168, respectively, related to awards issuable upon distribution of the Company's annual incentive plans.

14.
Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(39,906)	$(40,694)	$(125,982)	$(119,483)
Less: Net loss attributable to noncontrolling interest	(1,123)	(2,405)	(6,932)	(7,610)
Net loss attributable to common stockholders — basic	$(38,783)	$(38,289)	$(119,050)	$(111,873)

Net loss attributable to common shares — diluted	$(38,783)	$(38,289)	$(119,050)	$(111,873)

Denominator:
Weighted average shares outstanding — basic	219,304,478	199,326,145	212,825,421	195,286,712

Weighted average common shares outstanding—diluted	219,304,478	199,326,145	212,825,421	195,286,712

Net loss per share attributable to common shares— basic	$(0.18)	$(0.19)	$(0.56)	$(0.57)
Net loss per share attributable to common shares— diluted	$(0.18)	$(0.19)	$(0.56)	$(0.57)

The Company’s potentially dilutive securities, which include unvested Class B units, unvested phantom units, unvested restricted stock units, convertible Class V common shares, unexercised options, earn-out shares, escrow shares, and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The 2029 Notes Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the three and nine months ended September 30, 2026 and 2025, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common shares is the same because the Company reported a net loss for each of these periods and the inclusion of potential common shares would have been anti-dilutive. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated as their inclusion would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unvested Restricted stock units	18,192,318	17,640,004	18,192,318	17,640,004
Convertible Class V common shares	13,444,551	17,221,251	13,444,551	17,221,251
Unexercised options	—	61,461	—	61,461
Earn-out Shares	5,000,000	5,000,000	5,000,000	5,000,000
Escrow Shares	1,725,000	1,725,000	1,725,000	1,725,000
2027 Convertible notes into Class A common shares	3,005,259	15,026,297	3,005,259	15,026,297
2029 Convertible notes into Class A common shares	42,524,208	42,524,208	42,524,208	42,524,208
2031 Convertible notes into Class A common shares	44,045,470	—	44,045,470	—
	127,936,806	99,198,221	127,936,806	99,198,221

15.
Income Taxes

The Company is subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of ADK LLC, as well as any stand-alone income or loss the Company generates. ADK LLC is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, ADK LLC’s taxable income or loss is passed through to its members, including us. Despite its status as a partnership in the United States, ADK LLC’s foreign subsidiaries are taxable entities operating in foreign jurisdictions. As such, these foreign subsidiaries record a tax expense or benefit in jurisdictions where a valuation allowance has not been recorded.

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

As part of reverse capitalization, the Company entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of ADK LLC units and other carryforward attributes assumed that the Company anticipates to be able to utilize in future years. Through September 30, 2026, there have been exchanges of units that would generate a DTA; however, as there is a full valuation allowance on the related DTA, the Company has not recorded a liability under the TRAs.

The Company recorded a benefit (provision) for income taxes of $(535) and $363 for the three months ended September 30, 2026 and 2025, respectively. The Company recorded a benefit (provision) for income taxes of $232 and $(258) for the nine months ended September 30, 2026 and 2025, respectively. Income tax benefit for the three and nine months ended September 30, 2026 is primarily related to the Company’s foreign operations. Income tax provision for the three and nine months ended September 30, 2025 is primarily related to the Company’s foreign operations.

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

Royalty Agreement

The Company has entered into license agreements to use certain technology in its design and manufacture of its products. The agreements require royalty fees for each semiconductor sold using the licensed technology. Total royalty expense incurred in connection with these contracts during the three months ended September 30, 2026 and 2025 was $868 and $189, respectively. Total royalty expense incurred in connection with these contracts during the nine months ended September 30, 2026 and 2025 was $2,258 and $1,463, respectively. These expenses are included in Cost of goods sold in the condensed consolidated statements of operations. Accrued royalties of $377 and $169 are included in Accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

Tax Distributions

To the extent the Company has funds legally available, the Board of Directors will approve distributions to each member of ADK LLC, prior to March 15 of each year, in an amount per unit that, when added to all other distributions made to such member with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such member as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year. There were no distributions approved by the Board of Directors or paid by the Company during the three and nine months ended September 30, 2026 and 2025.

17.
Supplemental Financial Information

Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Deferred revenue	$4,195	$4,601
Accrued taxes	2,236	4,858
Accrued interest	3,275	1,396
Operating lease liabilities, current	3,441	3,227
Holdbacks and deferred payments for business combinations	2,000	1,720
Accrued royalties	377	169
Other (1)	10,807	8,801
Accrued expenses and other current liabilities	$26,331	$24,772

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

Significant expenses within income (loss) from operations include cost of revenue, research and development, and selling, general, and administrative expenses, which are each separately presented on the Company’s condensed consolidated statement of operations. The Company’s long-lived assets consist primarily of property, plant and equipment, net and right-of-use assets.

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

Wuxi’s product lines have become increasingly commoditized and are diverging from the Company’s ADAS-focused technology roadmap. This potential divestiture enables the Company to exit these non-core products and reallocate capital towards higher-growth ADAS technologies. Further, upon completion of this potential divestiture, the Company will be released from its conditional obligation to exchange shares of Wuxi for the Company’s Class A common stock, as the existing shareholders of the Wuxi subsidiary will tender their interests in the current entity in exchange for equity in a publicly traded company in China, leaving no remaining equity interests subject to the prior exchange arrangement.

During the period between entering into the Wuxi Agreement and prior to closing the Wuxi Divestiture, the Wuxi Divestiture will meet the criteria to be reported as discontinued operations when indie determines that it is probable that United Faith will receive all necessary local regulatory approvals within the requisite period under applicable accounting guidance. Upon the completion of this potential Wuxi Divestiture, indie will fully deconsolidate the financial results of Wuxi and in return, recognize a pre-tax gain/loss, which would be presented in indie’s then consolidated statements of operations. For the three months ended September 30, 2026 and 2025, Wuxi accounted for 42% and 43% of indie’s consolidated revenue, respectively and approximately 11% and 11% of indie’s consolidated operating expenses, respectively. For the nine months ended September 30, 2026 and 2025, Wuxi accounted for 42% and 40% of indie’s consolidated revenue, respectively, and approximately 12% and 12% of indie’s consolidated operating expenses, respectively. Further, as of September 30, 2026 and December 31, 2025, Wuxi accounted for approximately 14% and 12% of indie’s consolidated total assets, respectively, and approximately 6% and 3% of indie's consolidated total liabilities, respectively. Following any deconsolidation of Wuxi, indie will no longer include any financial results of Wuxi in its future consolidated financial statements.

indie cannot provide any assurance regarding the timing for the completion of the Wuxi Divestiture, that the closing conditions of the Wuxi Divestiture, including, but not limited to, approval of the Whole Transaction by United Faith shareholders and receipt of all required regulatory approvals, will be satisfied, or that the Wuxi Divestiture will be completed.

As of November 6, 2026, management determined that the Wuxi Divestiture has not met the requisites under applicable accounting guidance to be presented as discontinued operations within indie's condensed consolidated financial statements.

20. Subsequent Events

For its condensed consolidated financial statements as of September 30, 2026, management reviewed and evaluated material subsequent events from the condensed consolidated balance sheet date of September 30, 2026 through November 6, 2026, the date the condensed consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “indie” refers to indie Semiconductor, Inc. and its consolidated subsidiaries.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements. See “Forward-Looking Statements.” We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2025, including, but not limited to, those described under the sections entitled “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We assume no obligation to update any of these forward-looking statements, except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

OUR COMPANY

indie offers highly innovative, high-performance and energy-efficient mixed-signal system-on-chips (“SoCs”) and system solutions for Advanced Driver Assistance Systems (“ADAS”) in addition to adjacent industrial applications. Our sensors span all major modalities, including Radar, LiDAR, Ultrasound and Computer Vision, while our embedded system control, power management, and interfacing solutions are accelerating the proliferation of automated vehicle safety features. We are an approved vendor to Tier 1 automotive suppliers and our platforms can be found in marquee automotive manufacturers around the world. Headquartered in Aliso Viejo, California, indie has design centers and sales offices in San Jose, California; Cordoba, Argentina; Dresden, Frankfurt an der Oder, Munich and Nuremberg, Germany; Edinburgh, Scotland; Vienna, Austria; Schlieren, Switzerland; Rabat, Morocco; Haifa, Israel; Quebec City and Toronto, Canada; Seoul, South Korea; Tokyo, Japan; and several locations throughout China.

We maintain design centers for our semiconductor engineers and designers in the United States, Argentina, Canada, Germany, Scotland, Austria, Morocco, Israel, Switzerland and China. We engage subcontractors to manufacture our products. These subcontractors, as well as the majority of our customers’ locations, are primarily in Asia. For the nine months ended September 30, 2026 and 2025, approximately 71% and 60%, respectively, of our product revenues were recognized for shipments to customer locations in Asia.

Execution of At-The-Market Agreement

On August 26, 2022, we entered into an At Market Issuance Agreement (“ATM Agreement”) with B. Riley Securities, Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC (collectively as “Sales Agents”) relating to shares of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as the Company’s agent or principal. The ATM Agreement was previously registered on our registration statement on Form S-3 (Registration No.333-267120), which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, we filed with the SEC a prospectus supplement to our automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59.8 million pursuant to the ATM Agreement. We implemented and renewed this program for the flexible access that it provides to the capital markets. As of September 30, 2026, we have raised gross proceeds of $98.8 million, issued 13,891,889 shares of Class A common stock at an average per-share sales price of $7.11 through this program, incurred issuance costs of $2.1 million and had approximately $51.2 million available for future issuances under the ATM Agreement. During both the three and nine months ended September 30, 2026, we raised gross proceeds of $8.6 million and issued 2,752,905 shares of Class A common stock at an average sales price of $3.13 per share. During both the three and nine months ended September 30, 2025, there was no ATM Agreement related activity. For both the three and nine months ended September 30, 2026, we incurred total issuance costs of $0.2 million.

Potential Divestiture of Wuxi

In May 2025, indie entered into a non-binding agreement with United Faith Auto-Engineering Co., Ltd., a publicly-listed company in the People’s Republic of China (“United Faith”), to sell up to all of our 34.38% equity interest in Wuxi indie Microelectronics Technology Co., Ltd., a Chinese entity (“Wuxi”). On October 27, 2025, we entered into an Asset Purchase Agreement (the "Wuxi Agreement") through Ay Dee Kay, LLC ("ADK"), pursuant to which we have agreed to sell ADK's entire equity interest in Wuxi to United Faith (the “Wuxi Divestiture”).

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

During the period between entering into the Wuxi Agreement and prior to closing the Wuxi Divestiture, the Wuxi Divestiture will meet the criteria to be reported as discontinued operations when indie determines that it is probable that United Faith will receive all necessary local regulatory approvals within the requisite period under applicable accounting guidance. Upon the completion of this potential Wuxi Divestiture, indie will fully deconsolidate the financial results of Wuxi and in return, recognize a pre-tax gain/loss, which would be presented in indie’s then consolidated statements of operations. For the three months ended September 30, 2026 and 2025, Wuxi accounted for 42% and 43% of indie’s consolidated revenue, respectively, and approximately 11% and 11% of indie’s consolidated operating expenses, respectively. For the nine months ended September 30, 2026 and 2025, Wuxi accounted for 42% and 40% of indie’s consolidated revenue, respectively, and approximately 12% and 12% of indie’s consolidated operating expenses, respectively. Further, as of September 30, 2026 and December 31, 2025, Wuxi accounted for approximately 14% and 12% of indie’s consolidated total assets, respectively, and approximately 6% and 3% of indie's consolidated total liabilities, respectively. Following any deconsolidation of Wuxi, we will no longer include any financial results of Wuxi in our future consolidated financial statements.

As of both September 30, 2026 through November 6, 2026, we determined that the Wuxi Divestiture has not met the requirements under applicable accounting guidance to be presented as discontinued operations within our consolidated financial statements.

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

On November 4, 2026, the Acquisition received all requisite regulatory approvals. Closing remains subject to customary closing conditions and is expected to complete in the fourth quarter of 2026. As of November 6, 2026, the Company has not yet closed the Acquisition.

Acquisition of emotion3D

On September 26, 2025 (the “emotion3D Closing Date”), Ay Dee Kay Ltd. (“indie UK”) completed its acquisition of emotion3D GmbH (“emotion3D”). The acquisition was consummated pursuant to a Share Purchase Agreement whereby indie UK acquired all of the outstanding common shares of emotion3D. The aggregate consideration for the emotion3D acquisition consisted of (i) $17.7 million in cash as the initial cash consideration (including debt paid at closing and net of cash acquired); (ii) certain contingent consideration with a total fair value of $6.2 million at closing, payable in cash or Class A common stock at indie's sole discretion, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $3.0 million subject to final release 24 months from the emotion3D Closing Date.

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

OPERATING RESULTS

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,
	2026		2025
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$67,491	96%	$51,073	95%	$16,418	32%
Contract revenue	2,750	4%	2,603	5%	147	6%
Total revenue	$70,241	100%	$53,676	100%	$16,565	31%

Revenue for the three months ended September 30, 2026 was $70.2 million, compared to $53.7 million for the three months ended September 30, 2025, an increase of $16.6 million, which was primarily driven by a $16.4 million increase in product revenue and a $0.1 million increase in contract revenue. The increase in product revenue was due primarily to an increase in volume of products sold, offset by a change in average selling price.

Operating Expenses

	Three Months Ended September 30,
	2026		2025
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$47,874	68%	$32,173	60%	$15,701	49%
Research and development	40,347	57%	37,987	71%	2,360	6%
Selling, general, and administrative	21,017	30%	20,816	39%	201	1%
Restructuring costs	-	0%	1,042	2%	(1,042)	(100)%
Total operating expenses	$109,238	156%	$92,018	171%	$17,220	19%

Cost of goods sold for the three months ended September 30, 2026 was $47.9 million, compared to $32.2 million for the three months ended September 30, 2025. The increase of $15.7 million or 49% was primarily due to $10.3 million increase in volume of products sold as indicated above and an increase of $2.6 million due to change in product mix. Further, for the three months ended September 30, 2026 and 2025, total amortization of acquired intangible assets included in cost of goods sold were $6.1 million and $4.3 million, respectively, which resulted in an increase of approximately $1.8 million.

Research and development expense for the three months ended September 30, 2026 was $40.3 million, compared to $38.0 million for the three months ended September 30, 2025. The increase of $2.4 million or 6% was primarily due to a $2.4 million increase in share-based compensation expense and an increase of $1.2 million in other personnel related costs, both due to the acquisition of emotion3D in September 2025, partially offset by a $1.1 million decrease in program and outside professional service expenses in connection with the 2025 Restructuring plan. We expect research and development expense to stabilize over time.

Selling, general and administrative expense for the three months ended September 30, 2026 was $21.0 million compared to $20.8 million for the three months ended September 30, 2025. The increase of $0.2 million or 1% was primarily due to an increase in share-based compensation due to the acquisition of emotion3D in September 2025, offset by a $1.3 million decrease in third party professional fees and business expenses. We expect selling, general, and administrative expense to stabilize over time.

Restructuring costs for the three months ended September 30, 2025 were $1.0 million due to the 2025 Restructuring Plan initiated in May 2025.

Other income (expense), net

	Three Months Ended September 30,
	2026	2025
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$878	$1,655	$(777)	(47)%
Interest expense	(4,721)	(4,348)	(373)	9%
Gain from change in fair value of contingent considerations	4,320	6	4,314	71900%
Other expense	(851)	(28)	(823)	2939%
Total other income (expense), net	$(374)	$(2,715)	$2,341	(86)%

Interest income for the three months ended September 30, 2026 was $0.9 million, compared to $1.7 million for the three months ended September 30, 2025. Interest income decreased in the current period primarily as a result of a lower average cash balance available for interest-earning compared to the same period in prior year.

Interest expense for the three months ended September 30, 2026 was $4.7 million, compared to $4.3 million for the three months ended September 30, 2025.

For the three months ended September 30, 2026, we recognized a net gain from change in fair value of our contingent considerations of $4.3 million, attributed to a net realized gain for the contingent considerations related to the emotion3D acquisition. During the three months ended September 30, 2025, the change in fair value for contingent considerations and acquisition-related holdbacks was de minimis.

Other income (expense) for the three months ended September 30, 2026 and 2025 was $0.9 million and $28.0 thousand, respectively. Other income (expense) relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net loss of $0.5 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes

Income tax provision for the three months ended September 30, 2026 is primarily related to our foreign operations. Income tax benefit for the three months ended September 30, 2025 is primarily related to our foreign operations and a nonconsolidated U.S. subsidiary.

Refer to Note — 15, Income Taxes in our accompanying unaudited condensed consolidated financial statements for additional detail.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenue

	Nine Months Ended September 30,
	2026		2025
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue:
Product revenue	$179,565	95%	$151,213	95%	$28,352	19%
Contract revenue	10,142	5%	8,174	5%	1,968	24%
Total revenue	$189,707	100%	$159,387	100%	$30,320	19%

Revenue for the nine months ended September 30, 2026 was $189.7 million, compared to $159.4 million for the nine months ended September 30, 2025, an increase of $30.3 million, which was primarily driven by a $28.4 million increase in product revenue and a $2.0 million increase in contract revenue. The increase in product revenue was due primarily to an increase in volume of products sold, partially offset by a change in product mix and average selling price.

Operating Expenses

	Nine Months Ended September 30,
	2026		2025
(in thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Operating expenses:
Cost of goods sold	$123,176	65%	$94,394	59%	$28,782	30%
Research and development	116,684	62%	118,574	74%	(1,890)	(2)%
Selling, general, and administrative	62,795	33%	58,538	37%	4,257	7%
Restructuring costs	—	0%	8,149	5%	(8,149)	(100)%
Total operating expenses	$302,655	160%	$279,655	175%	$23,000	8%

Cost of goods sold for the nine months ended September 30, 2026 was $123.2 million, compared to $94.4 million for the nine months ended September 30, 2025. The increase of $28.8 million or 30% was primarily due to an increase of $23.6 million in volume of products sold, $0.9 million due to an increase in cost of materials and partially offset by a decrease of $0.7 million resulting from change in product mix. Further, for the nine months ended September 30, 2026 and 2025, total amortization of acquired intangible assets included in cost of goods sold were $16.2 million and $12.3 million, respectively, which resulted in an increase of approximately $3.9 million.

Research and development expense for the nine months ended September 30, 2026 was $116.7 million, compared to $118.6 million for the nine months ended September 30, 2025. The decrease of $1.9 million or 2% was primarily due to a $5.0 million decrease in program and outside professional service expenses in connection with the 2025 Restructuring Plan, offset by a $4.0 million increase in share-based compensation expense. We expect research and development expense to stabilize over time.

Selling, general and administrative expense for the nine months ended September 30, 2026 was $62.8 million compared to $58.5 million for the nine months ended September 30, 2025. The increase of $4.3 million or 7% was primarily due to a $5.4 million increase in share-based compensation expense, partially offset by a $2.1 million decrease in personnel costs. We expect selling, general, and administrative expense to stabilize over time.

Restructuring costs for the nine months ended September 30, 2025 were $8.1 million due to the 2025 Restructuring Plan.

Other income (expense), net

	Nine Months Ended September 30,
	2026	2025
(in thousands)	$	$	$ Change	% Change
Other income (expense), net:
Interest income	$2,968	$6,148	$(3,180)	(52)%
Interest expense	(13,752)	(13,391)	(361)	3%
Gain from change in fair value of contingent considerations and acquisition-related holdbacks	3,047	4,899	(1,852)	(38)%
Gain (loss) from extinguishment of debt	(3,656)	2,623	(6,279)	(239)%
Other income (expense)	(1,873)	764	(2,637)	(345)%
Total other income (expense), net	$(13,266)	$1,043	$(14,309)	(1372)%

Interest income for the nine months ended September 30, 2026 was $3.0 million, compared to $6.1 million for the nine months ended September 30, 2025. Interest income decreased in the current period primarily as a result of a lower average cash balance available for interest-earning compared to the same period in prior year.

Interest expense for the nine months ended September 30, 2026 and 2025 was $13.8 million and $13.4 million, respectively.

For the nine months ended September 30, 2026, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $3.0 million, attributed to a net realized gain for the contingent considerations related to the emotion3D acquisition. During the nine months ended September 30, 2025, we recognized a net gain from change in fair value of our contingent considerations and acquisition-related holdbacks of $4.9 million. The net gain is primarily attributed to a net unrealized gain of $0.6 million and $1.6 million for the contingent considerations related to our acquisitions of Exalos AG and Kinetic Technologies LLC (“Kinetic”), respectively, and a net realized gain of $2.7 million for the acquisition-related holdbacks related to our acquisition of GEO Semiconductor Inc.

For the nine months ended September 30, 2026, loss from extinguishment of debt of $3.7 million resulted from the repurchase of our 4.50% Convertible Senior Notes due 2027 (the “2027 Notes”) in March 2026. For the nine months ended September 30, 2025, gain from extinguishment of debt of $2.6 million resulted from the repurchase of our 2027 Notes in June 2025 (see Note 7 — Debt for additional discussion of the transaction related to the 2027 Notes).

Other income (expense) for the nine months ended September 30, 2026 and 2025 was $(1.9) million and $0.8 million, respectively. Other expense relates primarily to the realized and unrealized foreign currency gains and losses during the period, which was primarily driven by a net loss of $1.3 million and a net gain of $1.3 million for the nine months ended September 30, 2026 and 2025, respectively, related to the change in fair value of our currency forward contracts entered during the periods.

Income Taxes

Income tax benefit for the nine months ended September 30, 2026 is primarily related to our foreign operations. Income tax provision for the nine months ended September 30, 2025 is primarily related to our foreign operations and a nonconsolidated U.S. subsidiary.

Refer to Note — 15, Income Taxes in our accompanying unaudited condensed consolidated financial statements for additional detail.

Liquidity and Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures. In addition, from time to time, we use cash to fund our mergers and acquisitions, purchases of various capital, intellectual property and software assets and scheduled repayments for outstanding debt obligations. Our immediate sources of liquidity are cash, cash equivalents and funds anticipated to be generated from our operations, and available borrowings under our revolving credit facility and the issuance of Class A common stock under the ATM Agreement. We believe these sources of liquidity will be sufficient to meet our liquidity needs for at least the next 12 months. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various business initiatives, including potential merger and acquisition activities, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances, rising interest rates, inflationary pressures, and volatility in the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. We have cash deposits with large financial institutions that have stable outlooks and credit ratings as of November 6, 2026. These cash deposits may exceed the insurance provided on such deposits. As part of our cash management strategy going forward, we concentrate cash deposits with large financial institutions that are subject to regulation and maintain deposits across diverse retail banks.

Historically, we derive liquidity primarily from debt and equity financing activities as we have historically had negative cash flows from operations. On August 26, 2022, we entered into the ATM Agreement with the Sales Agents relating to shares of our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Sales Agents, acting as our agent or principal. The ATM Agreement was previously registered on our registration statement on Form S-3 (Registration No. 333-267120), which expired on September 7, 2025. Prior to its expiration, on August 29, 2025, we filed with the SEC a prospectus supplement to our automatic shelf registration on Form S-3ASR (Registration No. 333-285653) to register the offering of the unsold securities of $59.8 million pursuant to the ATM Agreement. We implemented and renewed this program for the flexible access it provides to the capital markets. During both the three and nine months ended September 30, 2026, we raised gross proceeds of $8.6 million and issued 2,752,905 shares of Class A common stock at an average sales price of $3.13 per share. For both the three and nine months ended September 30, 2026, we incurred total issuance costs of $0.2 million. As of September 30, 2026, and since the inception of the program, we have raised gross proceeds of $98.8 million and issued 13,891,889 shares of Class A common stock at an average per-share sales price of $7.11 through this program and had approximately $51.2 million available for future issuances under the ATM Agreement. As of September 30, 2026, we have incurred total issuance costs of $2.1 million since inception.

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

In June 2025, we entered into several separate, privately negotiated purchase agreements to repurchase $30.0 million in aggregate principal amount of our 2027 Notes at a discount. The repurchase was funded by cash on hand and accounted for as an extinguishment of debt. Concurrent with the repurchase, we repaid $0.1 million of accrued interest associated with the repurchased principal. Upon completion of this repurchase, $130.0 million principal amount of the 2027 Notes remains outstanding. Refer to Note 7 — Debt in our accompanying unaudited condensed consolidated financial statements for additional detail.

On September 26, 2025, we completed the acquisition of emotion3D, whereby indie UK acquired all of the outstanding common shares of emotion3D. The closing consideration consisted of (i) $17.7 million in cash as the initial cash consideration (including debt paid at closing and net of cash acquired); (ii) certain contingent considerations with total fair value of $6.2 million, payable in cash or Class A common stock at indie's sole election, subject to emotion3D's achievement of certain revenue-based milestones through February 28, 2027; and (iii) certain holdbacks and adjustments totaling $3.0 million subject to final release 24 months from September 26, 2025.

On March 6, 2026, we issued $170.5 million in aggregate principal amount of our 4.00% Convertible Senior Notes which are due March 2031 (the “2031 Notes”). The 2031 Notes will be convertible into cash, shares of common stock or a combination of cash and common stock at our election. In connection with the 2031 Notes, we entered into several separate, privately negotiated purchase agreements to repurchase $104.0 million in aggregate principal amount of our 2027 Notes at a premium for a total of $106.4 million. The repurchase was funded by the proceeds from the 2031 Notes. Concurrent with the repurchase, we repaid $1.4 million of accrued interest associated with the repurchased principal. Upon completion of this repurchase, $26.0 million principal amount of the 2027 Notes remains outstanding. Refer to Note 7 — Debt in our accompanying unaudited condensed consolidated financial statements for additional detail.

On August 18, 2026, Wuxi entered into a short-term loan agreement with China CITIC Bank (“CITIC”) with an aggregate principal balance of CNY30,000, (or approximately $4,449) bearing interest of 2.23% per annum and maturing on August 10, 2027. Interest is payable monthly through the maturity date.

On August 20, 2026, Wuxi entered into a short-term loan agreement with Bank of Ningbo (“Ningbo”) with an aggregate principal balance of CNY30,000, (or approximately $4,461) bearing interest of 2.50% per annum and maturing on August 20, 2027. Interest is payable quarterly through the maturity date.

On September 21, 2026, Wuxi entered into a short-term loan agreement with China Merchants Bank (“Merchants”) with an aggregate principal balance of CNY30,000, (or approximately $4,480) bearing interest of 2.25% per annum and maturing on September 13, 2027. Interest is payable quarterly through the maturity date.

As of September 30, 2026, our balance of cash and cash equivalents, including restricted cash, was $144.3 million.

The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change	Change
	2026	2025	$	%
Net cash used in operating activities	$(73,377)	$(42,773)	$(30,604)	72%
Net cash used in investing activities	(7,033)	(30,227)	23,194	(77)%
Net cash (used in) provided by financing activities	71,374	(35,926)	107,300	(299)%

Operating Activities

Our primary use of cash is to fund operating expenses, which consists primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and general and administrative expenditures.

For the nine months ended September 30, 2026, net cash used in operating activities was $73.4 million, which included net loss of $126.0 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash increases primarily consisted of loss from extinguishment of debt of $3.7 million, $60.0 million in share-based compensation expense and $33.4 million in depreciation and amortization, offset by non-cash decreases of $1.8 million of net gains resulting from a change in fair value for contingent considerations and currency forward contracts. Changes in operating assets and liabilities from operations used $48.1 million of cash, primarily driven by an increase in inventory and accounts receivable, offset by an increase in accounts payable and accrued expenses and other current liabilities.

Cash used in operating activities during the nine months ended September 30, 2025 was $42.8 million, which included net loss of $119.5 million and reflected adjustments for certain non-cash items and changes in operating assets and liabilities. Non-cash decreases primarily consisted of $6.2 million of net gains resulting from a change in fair value for contingent considerations and currency forward contracts, non-cash gain from extinguishment of debt of $2.6 million, and non-cash increases consisted of $50.6 million in share-based compensation expense and $30.4 million in depreciation and amortization. Changes in operating assets and liabilities from operations used $4.7 million of cash, primarily driven by a decrease in accounts payable and an increase in prepaid expenses and other current assets, offset by a decrease in inventory, and an increase in accrued wages and related costs.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $7.0 million and $30.2 million, respectively. During the period ended September 30, 2026, the decrease in cash was due to the purchase of capital expenditures. During the period ended September 30, 2025, cash used in investing activities included $17.7 million of cash paid at closing for the emotion3D acquisition, net of cash acquired, as well the purchase of capital expenditures for $12.5 million. We expect that we will make additional capital expenditures in the future, including licenses to various intangible assets, in order to support the future growth of our business.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $71.4 million, which was primarily attributed to $165.8 million net proceeds from the 2031 Notes and $13.2 million net proceeds from Wuxi short term loans. We also received $8.6 million of net proceeds from the issuance of Class A common stock under the ATM Agreement. These proceeds were partially offset by $106.4 million of payments for repurchase of the 2027 Notes, $5.5 million of payments on financed software, and $1.4 million payments on a term loan.

Net cash used in financing activities for the nine months ended September 30, 2025 was $35.9 million, which was primarily attributed to $26.8 million payments for repurchase of the 2027 Notes, $5.8 million of payments on financed software, and $2.5 million of payment in connection with the first contingent consideration under the Kinetic acquisition.

Future Material Cash Obligations

Following is a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of September 30, 2026:

	Future Estimated Cash Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3-5 years	>5 years	Total
Debt obligations	$26,076	$26,000	$389,000	$—	$441,076
Interest on debt obligations	15,638	29,081	11,539	—	56,258
Operating leases	843	6,988	4,345	2,141	14,317
Holdbacks payable in cash	2,000	—	—	—	2,000
Total contractual obligations	$44,557	$62,069	$404,884	$2,141	$513,651

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. Our primary foreign currency exposures are the Canadian dollar, Chinese Yuan/Renminbi, Euro, British pound sterling and Israeli New Shekel. Foreign exchange gains and losses that resulted from our international operations are included in the determination of Net income (loss). The foreign currency exchange gain (loss) included in determining loss before income taxes was ($0.9) million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025 the foreign currency exchange gain (loss) included in determining loss before income taxes was ($1.9) million and $0.8 million, respectively. The year-over-year change was primarily related to the change in fair value of our currency forward contracts entered into during 2026. We also have intercompany loans with certain of our foreign subsidiaries that are long-term in nature. Repayments of such principal amounts are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. A cumulative foreign currency translation loss of $16.6 million and $10.3 million related to our foreign subsidiaries is included in Accumulated other comprehensive loss within the Stockholders' Equity section of the condensed consolidated balance sheet at September 30, 2026 and 2025, respectively. The year-over-year change was primarily driven by the cumulative foreign currency translation loss recorded in relation to permanently invested intercompany loans as of September 30, 2026 as the exchange rate for the U.S. dollar fluctuates against foreign currencies. As our international operations grow, our risks associated with fluctuation in foreign currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion and operation. To mitigate the risk, we plan to enter into additional foreign currency forward contracts in the foreseeable future.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) and restricted cash that totals approximately $144.3 million as of September 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of September 30, 2026 at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates between July 13, 2026 and September 15, 2026, we issued an aggregate of 470,600 shares of Class A common stock to three ADK Minority Holders (as defined in Note 11 — Noncontrolling Interest) in exchange for an equal number of their ADK LLC units. The shares of Class A common stock were issued to the two ADK Minority Holders in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with such exchange, fifty thousand shares of Class V common stock held by the ADK Minority Holders were cancelled and exchanged to Class A common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) On September 1, 2026,Thomas Schiller, Director of the Company adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 270,000 shares of Class A common stock commencing December 1, 2026. The Rule 10b5-1 trading arrangement terminates on October 31, 2027.

ITEM 6. EXHIBITS.

(d) Exhibits

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of indie Semiconductor, Inc., filed with the Secretary of State of Delaware on June 5, 2025 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the registrant with the SEC on June 6, 2025)

3.2	Amended and Restated Bylaws of indie Semiconductor, Inc. (incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the registrant with the SEC on June 16, 2021)
31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101 .INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 .SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed with this report.

** Furnished with this report

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INDIE SEMICONDUCTOR, INC.

November 6, 2026	By:	/s/ Naixi Wu
		Name:	Naixi Wu
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)